Form 10-K
period 1993-12-31
WELLMAN INC
filed 1994-03-25
CIK 812708

##



##
##
                              -#-
##
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-K
(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period for            to

Commission file number 0-15899


                              WELLMAN, INC.
            (Exact name of registrant as specified in its charter)


            Delaware                              04-1761740
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)


   1040 Broad Street, Suite 302
     Shrewsbury, New Jersey                          07702
(Address of principal executive                    (Zip Code)
  offices)


Registrant's telephone number, including area code:  (908) 542-7300

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
     Title of each class                   on which registered

     Common Stock,                        New York Stock
     $.001 par value                       Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. []

     Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed on the basis of $21.875 per share (the closing price of such stock on March 15, 1994 on the New York Stock Exchange): $709,095,734.

     The number of shares of the registrant's Common Stock, $.001 par value, and Class B Common Stock, $.001 par value, outstanding as of March 15, 1994 was 32,882,642 and -0-, respectively.


                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Proxy Statement for the 1994 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30,
1994) is incorporated by reference in Part III hereof.

                             PART I


Item 1.  Business

    Recent Developments

    In March 1993, the Company sold its 44% ownership interest in Wellstar Holding B.V. ("Wellstar"), a Netherlands-based manufacturer of PET beverage bottles, for a total consideration of approximately $33 million. The transaction resulted in a net gain, before applicable income taxes, of $12.4 million.
The sale of Wellstar increased 1993 net earnings by approximately $7.3 million or $.22 per share. See Note 2 of the Notes to the Consolidated Financial Statements.

    General

    The principal business of Wellman, Inc. (which, together with its subsidiaries, is herein referred to as the "Company") is the manufacture and sale of polyester and nylon fibers and resins.

    The Company's Fibers Group manufactures and markets polyester and nylon staple fibers and partially-oriented yarn ("POY"). Polyester staple and POY production is sold under the Fortrel/ brand to major domestic yarn processors and integrated fabric mills for use in apparel, home furnishings and industrial applications. The Fibers Group also manufactures polyester and nylon staple fibers from waste raw materials, including fiber producer wastes, postconsumer PET soft drink bottles and film producer wastes, for use in the fiberfill, furniture, home furnishings, carpet, and industrial markets in the United States and Europe. The Company believes it is the largest recycler in the United States of post-consumer plastics and the largest producer of polyester staple fiber made from recycled feedstocks.

    The Company's Manufactured Products Group ("MPG") manufactures and markets PET resins, a portion of which is used in the Company's POY production, for use in polyester fibers and PET packaging. Prior to 1993, sales of PET resin were reported by the Company under the Fibers Division (which consists of the domestic operations of the Fibers Group). MPG also processes raw wool to produce wool top for worsted fabric manufacturing; anhydrous lanolin is a by-product of this production. MPG also manufactures nylon engineering resins, primarily from producer waste raw materials, for automotive, consumer and industrial uses. MPG converts polyester fiber into high-loft nonwoven battings which are used as filling primarily for the home furnishings industry, and manufactures needle-punched fabrics primarily for geotextile applications. In addition, MPG processes postconsumer plastics and certain producer wastes into suitable raw materials for the Company.
It also markets recycled high density polyethylene ("HDPE") resins produced from the basecups of soft drink bottles. The Company manufactures and markets PET and other plastic thermoformed packaging products and PET sheet.

    New England CR Inc. ("CRInc") designs, equips, constructs and operates materials recovery facilities ("MRFs"). MRFs separate and process commingled recyclables reclaimed from households and commercial establishments through curbside recycling programs. CRInc holds the exclusive North American rights to distribute the patented Bezner automated materials sorting process, a German MRF sortation technology. CRInc also sells the recyclables from its MRFs and brokers recyclables for other parties. CRInc also operates glass beneficiation facilities in California and a polystyrene recycling facility in New Jersey.

    Raw Materials

    Fibers Group. The major raw materials used by the Company in the manufacture of polyester staple fiber and POY are purified terephthalic acid ("PTA") and monoethylene glycol ("MEG"), two petrochemicals, and various waste raw materials. The Company believes it is the largest producer of polyester staple fiber made from recycled feedstocks.

    The Company purchases PTA under an exclusive supply contract which expires December 31, 1995 with Amoco Chemical Corporation ("Amoco"). The Company purchases MEG under an exclusive supply contract with Oxy Chem Inc. which expires December 31, 1997. The prices of PTA and MEG have fluctuated in the past and may continue to do so in the future.

    Three categories of wastes are also utilized in the production of staple fibers: fiber producer waste, PET bottle waste and PET film waste. A material portion of fiber producer waste is purchased from fiber manufacturers that compete with the Company in the sale of fiber. The Company believes it is the largest U.S. recycler of postconsumer PET bottles, which are obtained from deposit return and curbside recycling programs. PET film waste is obtained from various audio, video, photographic, packaging and X-ray film producers. Fiber producer and film wastes represent off-quality production, trim and other wastes. The Company also uses virgin PET resin in polyester fiber production. The Company's Recycling Division is responsible for the procurement and processing of the waste raw materials.

    The availability of its petrochemical and waste raw materials is essential to the Company's fiber operations.
While historically suppliers have provided adequate quantities of raw materials, the unavailability, scarcity or significantly increased cost of certain raw materials could have a material adverse effect on the Company.

    Manufactured Products Group. MPG utilizes PTA and MEG to manufacture PET resins and utilizes recycled PET bottles and producer waste feedstocks to produce nylon engineering and recycled HDPE resins. MPG utilizes raw wool and wool grease for the production of wool top and anhydrous lanolin, respectively. MPG also uses polyester fiber, supplied by the Company's Fibers Group and other polyester fiber producers, to manufacture nonwoven products. MPG utilizes virgin and recycled PET in the production of PET thermoformed packaging products and sheet.

    Products and Markets

    The following table presents the combined net sales (in millions) and percentage of net sales by business of the Company for the periods indicated. For purposes of this data, intercompany transactions have been eliminated and with respect to its Irish fiber subsidiary, Wellman International Limited ("WIL"), historical exchange rates have been applied to the data for the periods indicated.

                   1993              1992                 1991
               Net     % of       Net     % of        Net     % of
              Sales    Total     Sales    Total      Sales    Total

Fibers Grp(1) $655.2   77.8%    $674.5     81.5%    $651.2    80.8%
MPG(1)(2)     $163.1   19.4      134.3     16.2      124.3    15.4
CRInc           23.8    2.8       19.4      2.3       30.2     3.8

   TOTAL      $842.1 100.0%    $828.2   100.0%     $805.7    100.0%



    (1) 1991 and 1992 sales were restated to include sales of PET resins, which were previously reported under the Fibers Division, in MPG.

    (2) Includes sales of Creative Forming, Inc. ("CFI") from November 18, 1992, the date of its acquisition by the Company.

    Fibers Group.

    Fibers Division. The Fibers Division produces polyester and nylon staple fibers and POY.

    Staple, the primary product produced, is multi-strand fiber cut into short lengths to simulate certain properties found in natural fibers such as cotton and wool and/or to meet the end product needs of the Company's customers. In 1993, approximately 35% of the Company's domestic polyester staple sales were to the apparel industry, approximately 22% to the home furnishings industry, 19% as fiberfill, 12% to the carpet industry, and the balance to nonwovens and industrial markets. The Company's domestic nylon staple production was utilized primarily by the carpet industry, with the balance used in specialty applications. The Fiber Division's staple products are manufactured at facilities in Darlington (Palmetto), Johnsonville and Marion, SC.

    Polyester textile staple, the Division's largest staple product, is produced at Palmetto from PTA and MEG and is sold primarily to textile mills and spinners for processing into fabric for a variety of applications, including apparel, home furnishings and industrial uses. The stated annual fiber production capacity of the Palmetto plant is approximately 450 million pounds. All other domestic polyester staple production occurs at the Johnsonville and Marion facilities. The primary end market for the production from these facilities is the fiberfill market, followed by the carpet and industrial markets. The Johnsonville plant, site of all domestic nylon staple fiber production, has approximately 255 million pounds of annual fiber production capacity, based on a product mix of 80% polyester and 20% nylon staple. The Marion facility has approximately 32 million pounds of annual polyester staple fiber production capacity.

    POY, a continuous polyester filament product, is sold by the Company to integrated textile mills and texturizers for further processing for use primarily in apparel, home furnishings and industrial applications. POY is produced at the Company's Fayetteville, NC plant from PET resin manufactured by the Company at its Palmetto plant. The Company's Fayetteville plant increased its stated annual POY production capacity to approximately 130 million pounds, or by 30%, in the first quarter of 1994.

    The Company's polyester textile staple and POY production is sold under the Fortrel/ brand.

    Wellman International Limited. The fiber production process of WIL, a wholly-owned subsidiary based in Mullagh, Republic of Ireland, is similar to that of the Company's Johnsonville plant. WIL also uses recycled raw materials, including producer fiber and film wastes and, to a lesser extent, postconsumer PET soft drink bottles, to produce polyester and nylon staple fibers. The majority of WIL's raw materials are producer wastes, some of which are obtained from suppliers who compete with it in the fibers business in Europe. Postconsumer PET bottles procured by WIL are processed at the Company's European PET bottle recycling facility, located in Spijk, the Netherlands.

    The maximum annual fiber production capacity of WIL is approximately 154 million pounds, based on a product mix of approximately 90% polyester and 10% nylon staple. WIL's polyester fibers are used primarily in fiberfill, nonwovens and industrial applications, while its nylon fibers are used mainly by the carpet industry. WIL exports, primarily to the United Kingdom and Europe, virtually all of its fiber production.

    Manufactured Products Group.

    Polymer Products Division. Located at the Palmetto plant, this Division utilizes PTA and MEG to produce approximately 220 million pounds of PET resin, the commodity bulk form in which pure polyester is transported and utilized. In 1993, approximately 47% of the Division's resin was used by the Fayetteville plant to produce POY. The remainder was sold to Hoechst Celanese Corp. ("HCC"), pursuant to the terms of a take or pay supply arrangement which expired in the second half of 1993, and to other customers.

    In the first quarter of 1994, the Company commenced operation of new solid stating equipment at Palmetto which will enable it to upgrade approximately 80 million pounds per year of its current PET resin production to higher-value PET bottle resin, which is used to manufacture PET packaging such as soft drink bottles. In addition, the new solid stating unit has capacity to upgrade an additional 80 million pounds per year of PET resin when the monomer and polymerization capacity at the Palmetto plant increases as described below.

    Monomer is the PET feedstock derived from PTA and MEG from which polyester textile staple fiber and PET resin is produced. The Company plans to expand monomer capacity by 400 million pounds, or over 55%, in late 1994. The Company also plans to add 160 million pounds of PET resin capacity in the second quarter of 1995.

    Wool Division. At the Wool Division's facility in Johnsonville, SC, raw wool is processed through sorting and blending operations, scoured, carded, combed, and packaged as wool top primarily for use in worsted fabric applications for apparel. The Wool Division's plant has the flexibility to process and blend various wool grades and to simultaneously run several different wool blends.

    As a by-product of the wool scouring process, wool grease is recovered which, in combination with wool grease purchased in the open market, is processed to produce anhydrous lanolin. The Company believes that it is the largest U.S. producer of anhydrous lanolin, which it sells to the pharmaceutical, cosmetics and industrial markets.

    Engineering Resins Division. The Engineering Resins Division, located in Johnsonville, SC, manufactures and markets nylon engineering resins to the injection molding industry. These resins, chiefly Nylon 6 and 66 and co-polymers of these types, are produced primarily from producer wastes and compounded and combined with various additives (glass, minerals, fire retardant, etc.) to impart desired performance characteristics. The Company serves a variety of markets with these compounded engineering resins, with the largest being automotive, followed by consumer products, industrial and other.

    Nonwovens Business. The Nonwovens business, located in Charlotte, NC, and Commerce, CA, utilizes polyester fiber to produce high-loft battings, primarily for the home furnishings industry, and needle-punched fabrics primarily for geotextile applications. High-loft battings are used for their cushioning and insulating properties in bedspreads, comforters, quilts and other similar products and are sometimes sold under the Fortrel/ brand. The largest customers of this product are vertically-integrated textile mills and independent bedspread and comforter manufacturers. Geotextile fabrics are used for soil reinforcement and filtration in various civil engineering applications, including landfill and pond linings and railroad and road stabilization. The Nonwovens business utilizes polyester staple fiber produced by the Fibers Group, as well as other fiber manufacturers, as raw material.

    Recycling Division. The Recycling Division processes postconsumer PET soft drink bottles and producer fiber and film wastes into usable raw materials for the Fibers and Engineering Resins Divisions and CFI. It also markets recycled HDPE resins, primarily to manufacturers of basecups for soft drink bottles.

    The Division consists of PET bottle and producer waste recycling operations in Johnsonville, SC and PET bottle recycling operations in Bridgeport, NJ, which was acquired in May 1993.

    In the third quarter of 1993, the Recycling Division expanded its annual capacity to recycle PET bottles at its Johnsonville location by over 70%, from 110 million pounds to 190 million pounds. Annual PET bottle recycling capacity in Bridgeport is approximately 50 million pounds.

    Creative Forming, Inc. Utilizing PET as well as other materials, Creative Forming, Inc. custom designs, manufactures and markets thermoformed plastic packaging products for the consumer products industry. It also produces PET sheet, utilizing both virgin and recycled raw materials, for use in its own thermoforming operations and for sale in the open market. CFI, which is based in Ripon, WI, expanded its capacity to produce sheet by 33% and installed coextrusion equipment in early 1994.

    New England CR Inc. CRInc designs, equips, constructs and operates materials recovery facilities ("MRFs"). MRFs separate and process commingled recyclables reclaimed from households and commercial establishments through curbside recycling programs. CRInc holds exclusive North American, United Kingdom and Irish rights to distribute the patented Bezner automated materials sorting process, a German MRF sortation technology. CRInc commenced operation of three MRFs in 1993 so that at year-end 1993, CRInc had 13 full-service MRFs operational. CRInc also sells the recyclables from its MRFs and brokers recyclables for other parties. CRInc also operates glass beneficiation facilities in California and a polystyrene recycling facility in New Jersey.

    Capital Investment Program

    Pursuant to its on-going long-term capital investment program, the Company's 1993 capital expenditures totaled approximately $105 million. The capital projects included in the 1993 expenditures were the installation of solid-stating equipment, expansion of PET bottle recycling and POY production capacity and equipment modernization at the Company's domestic fiber operations.

    The Company's 1994 capital expenditures are expected to total approximately $90 million, which will include the expansion of monomer and PET resin production capacity and continued equipment upgrades at the domestic fiber operations.

    Marketing

    The Company markets the majority of its products through a direct sales force consisting of approximately 50 sales personnel. For certain sales outside the United States, the Company utilizes representatives or agents.

    The Company also markets its polyester fibers through various activities, such as advertising, sales promotion, market analysis, product development and fashion forcasting directed to its customers and organizations downstream from its customers. As part of this effort, the Company's marketing personnel encourage downstream purchasers of apparel, home furnishings and other products to specify to their suppliers the use of Fortrel/ brand polyester in their products.

    Competitors

    Each of the Company's major fiber markets is highly competitive. The Company competes primarily on the basis of quality, service, brand identity and price. Several competitors are substantially larger than the Company and have substantially greater economic resources. The Company's primary competitors are E.I. DuPont de Nemours & Co.and the Hoechst Celanese division of Hoechst A.G. The Company believes it is currently the third-largest producer of polyester staple and POY in the United States, representing approximately 26% and 13%, respectively, of U.S. production capacity for these products. The Company also competes with Nan Ya Plastics Corp., which completed construction of a facility in 1993 to sell polyester staple and POY.

    The polyester staple fiber and POY markets have historically displayed price and volume cyclicality. The domestic polyester textile fiber markets are subject to changes in, among other factors, polyester fiber and/or textile product imports and consumer preferences, spending and retail sales patterns, which are driven by general economic conditions. Consequently, a downturn in either the domestic or global economy or an increase in imports of textile or polyester fiber products could adversely affect the Company's business.

    Research and Development

    The Company has approximately 75 U.S. employees devoted to research and development activities. The Company has entered into technology sharing arrangements from time to time with various parties.

    Foreign Activities

    Primarily through WIL, its Irish fiber subsidiary, the Company operates in international markets, primarily the United Kingdom and Western Europe. Since substantially all of WIL's sales are for export, changes in exchange rates may affect WIL's profit margins and sales levels. In addition, fluctuations between the United States dollar and Irish pound may also affect reported results.

    The Company's foreign business is subject to certain risks customarily attendant upon foreign operations and investments in foreign countries, including restrictive action by local governments, limitations on repatriating funds and changes in currency exchange rates. See Note 11 of the Notes to the Consolidated Financial Statements for additional information relating to the Company's foreign activities.

    Employees

    As of December 31, 1993, the Company employed approximately 3,600 persons in the United States and Europe. At December 31, 1993, approximately 790 U.S. employees were members of The Amalgamated Clothing and Textile Workers Union ("ACTWU"). The Company's contract with the ACTWU expires in July, 1996. In addition, approximately 351 of its Irish employees were represented by four unions. The wage agreements with these unions each expire on April 30, 1994.

    The Company believes that its relations with its employees are satisfactory.

    Environmental Matters

    The Company has determined that groundwater contamination exists at certain of its facilities. In 1986 contamination involving chlorinated solvents and hydrocarbon derivatives was found at its Johnsonville, SC facility, principally associated with a former drum storage site and an underground storage tank. In 1987, the Company entered into a consent order with the South Carolina Department of Health and Environmental Control ("SCDHEC") for remediation of the Johnsonville site. In September 1989, nitrate contamination of groundwater at the Johnsonville facility, primarily resulting from a wool dust stockpile, was also confirmed.

    Varying levels of groundwater contamination at the Palmetto plant, believed to have been the result of a leak in the chemical sewers and emergency ponds, were reported to SCDHEC by HCC prior to the acquisition of the plant by Fiber Industries, Inc. ("FI") in January 1988. Although no formal action to require remediation or penalties has been taken by the SCDHEC, the underground sewer lines have been replaced with a pumped above-ground system. HCC and Celanese Fibers Inc. ("Celanese") have completed at their expense the sewer line replacement and the replacement of two emergency waste ponds and a storm water pond at the Palmetto plant in order to prevent further groundwater contamination. Extraction systems for removal of groundwater contamination by the sewer lines and old emergency ponds and new emergency holding facilities have been installed at the expense of HCC and are presently in operation.

    In April 1991, the Company entered into a consent order with the SCDHEC over nitrate contamination of groundwater at the Company's Palmetto plant. Additional groundwater contamination, resulting from the leakage of 1,4 dioxane, a process by-product, was discovered at Palmetto in 1992. The Company has requested that SCDHEC defer action on the nitrate consent order based on the limited extent of the nitrate contamination. In September 1993, the Company entered into a second consent order with the SCDHEC over 1,4 dioxane contamination discovered at Palmetto in 1992. All requirements of this consent order (continued monitoring of the nitrate contamination, definition of the 1,4 dioxane plume, assessment of risk from the dioxane plume and development of a plan for groundwater remediation) have been met to date. The Company is also evaluating whether to repair or replace its wastewater treatment plant.

    In January 1994 the Company determined that its Palmetto plant was in violation of its wastewater permit with respect to biological oxygen demand parameters and toxicity. The Company has notified the SCDHEC of such violation and is undertaking remediation action. The cost of such remediation is not expected to be material.

    The Fayetteville plant was notified in 1987 of an "event of noncompliance" by the North Carolina Department of Environment, Health and Natural Resources ("NCDEHNR"), formerly the Department of Natural Resources and Community Development, due to an increase in total organic carbon levels in two of its six groundwater monitoring wells. On October 25, 1991 the Company received a Notice of Violation from the NCDEHNR with regard to groundwater monitoring results shared with them, showing chlorinated hydrocarbon contamination. One on-site source, a chemical wastewater sump, was identified and removed. Additional off-site sources are suspected.

    In August 1992, SCDHEC requested that the Palmetto plant submit a plan for compliance with the National Ambient Air Quality Standards ("NAAQS") for sulphur dioxide. The Company plans to install a new tall stack and related equipment at Palmetto in late 1994 or early 1995.

    Assessment of and remedial plans at the Company's sites are on-going. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its non-capital expenditures related to environmental matters to range between $13.0 million and $25.0 million. Such expenditures are expected to occur over a significant number of future years. In connection with these expenditures, the Company has accrued $15.5 million at December 31, 1993, representing management's best estimate of probable non-capital environmental expenditures. In addition, capital expenditures aggregating approximately $10.0 million to $15.0 million may be required over the next several years related to currently existing environmental matters. See Notes 1 and 8 of the Company's Notes to Consolidated Financial Statements.

    The Company's plants are subject to numerous existing and proposed laws and regulations designed to protect the environment from wastes, emissions and hazardous substances. Except as discussed in the preceding paragraphs, the Company believes it is either in material compliance with all currently applicable regulations or is operating in accordance with the appropriate variances and compliance schedules or similar arrangements. The Company believes that compliance with current laws and regulations will not require significant capital expenditures other than as identified above or have a material adverse effect on its operations.

    Executive Officers of the Registrant

    The current executive officers of the Company are as follows:

Name and Age                      Position

Thomas M. Duff, 46                President, Chief Executive Officer
                                  and Director

Clifford J. Christenson, 44       Executive Vice President

Keith R. Phillips, 39             Vice President, Chief Financial
                                  Officer and Treasurer

C.W. Beckwith, 62                 Vice President and Director;
                                  Chief Executive Officer of WIL

James P. Casey, 53                Vice President; President, Fibers
                                  Division

Paul D. Apostol, 48               Vice President, Manufactured
                                  Products Group, Strategic Planning
                                  and Business Development

Richard J. Kattar, 61             Vice President; President, New
                                  England CR Inc.

Mark J. Rosenblum, 40             Vice President, Controller

Ernest G. Taylor, 43              Vice President, Administration

    Officers are elected annually by the Board of Directors.
Set forth below is certain information with respect to the Company's executive officers.

    Thomas M. Duff. Mr. Duff has been President of the Company since its inception in 1985.

    Clifford J. Christenson.  Mr. Christenson has been
Executive Vice President since October 4, 1993. Prior to that time he was Chief Financial Officer and Treasurer since he joined the Company in 1985 and Vice President since 1986.

    Keith R. Phillips.  Mr. Phillips has been Vice President,
Chief Financial Officer and Treasurer since October 4, 1993.
Prior to joining the Company on October 1, 1993 he was a partner in Ernst & Young.

    C.W. Beckwith.  Mr. Beckwith has been Vice President of
Wellman and Chief Executive Officer of WIL since the acquisition of WIL in 1987. Prior to such time, he was managing director of WIL since 1972.

    James P. Casey. Mr. Casey has been President of the Fibers Division since October 4, 1993; prior to such time he was Vice President, Marketing since March 25, 1991. Prior to that time, he was Vice President of Marketing of FI and its predecessor companies.

    Paul D. Apostol.  Mr. Apostol has been Vice President,
Manufactured Products Group and Strategic Planning and Business
Development since March 15, 1991.  Prior to such time, Mr.
Apostol was Vice President of Marketing of FI and its predecessor companies.

    Richard J. Kattar. Mr. Kattar has been Vice President since May 21, 1991. He has been President of CRInc since its inception in 1982.

    Mark J. Rosenblum.  Mr. Rosenblum has been Vice President,
Controller since September 1, 1989 and Controller since he joined the Company in 1985. Mr. Rosenblum is a certified public accountant.

    Ernest G. Taylor. Mr. Taylor has been Vice President in charge of Administration since January 1991. From November 1989 until 1991 he was Manager of Administration. Prior to such time, he was a manager of information systems for FI and its predecessor companies.

    Section 16 Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Insiders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, the Company believes that during 1993 all Section 16(a) filing requirements applicable to its insiders were complied with, except that a trust for which Mr. Apostol serves as trustee inadvertently failed to timely file an initial report of its holdings as required by Section 16.

Item 2.  Properties

    The location and general description of the principal properties owned or leased by the Company are set forth in the table below:

                        Principal          Square
Location                Function           Footage   Ownership

Shrewsbury, NJ         Corporate             7,600      Leased

Johnsonville, SC       Manufacturing     2,291,000      Owned
                         and Warehouse

Darlington, SC         Manufacturing     1,015,000      Owned
(Palmetto)               and Warehouse

Mullagh, Ireland (1)   Manufacturing       340,633      Owned
                         and Warehouse

Fayetteville, NC       Manufacturing       295,048      Owned
                         and Warehouse

Commerce, CA           Fiber Converting     90,000      Leased
                         Facility

Marion, SC             Manufacturing       247,500      Owned
                         and Warehouse

Charlotte, NC          Fiber Converting     75,000      Owned
                         Facility
                       Administrative       55,020      Leased
                         and Research

Chelmsford, MA         Sales and            13,750      Leased
                         Administrative

Ripon, WI              Manufacturing and   106,000      Owned
                         Warehouse

Bridgeport, NJ         Plastic Bottle Re-   80,000      Leased
                         cycling Facility

Spijk, The Neth-       Plastic Bottle Re-   55,812      Leased
erlands                  cycling Facility




    (1) WIL's lenders currently have a lien on this facility.


Item 3.  Legal Proceedings

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

                            PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

   The Company's Common Stock is listed on the New York Stock Exchange under the symbol WLM. The following table shows the high and low sales prices on the New York Stock Exchange as reported on its Composite Tape and the cash dividends paid on its Common Stock for the last two fiscal years.


Year                                High      Low      Dividend
1993
First Quarter                     $23-3/4   $19-3/4    $0.03
Second Quarter                    $24-7/8   $18-1/8    $0.05
Third Quarter                     $22       $17-3/8    $0.05
Fourth Quarter                    $19-3/8   $16-1/4    $0.05

1992
First Quarter                     $31-1/2   $22-1/8    $0.03
Second Quarter                    $30-7/8   $20        $0.03
Third Quarter                     $24-5/8   $20        $0.03
Fourth Quarter                    $22-3/8   $16-1/2    $0.03

    The Company had approximately 1,657 stockholders of record of Common Stock as of March 16, 1994.

##

##

Item 6.  Selected Financial Data
                                                           Years Ended December 31,
(In thousands, except per share data)            1989(2)   1990      1991      1992      1993(3)

Income Statement Data:
Net sales . . . . . . . . . . . . . . . . . . .  $437,777  $827,764  $805,664  $828,200  $842,064
Cost of sales . . . . . . . . . . . . . . . . . 312,137 618,519 623,546 639,664 679,182
Gross profit. . . . . . . . . . . . . . . . . .   125,640   209,245   182,118   188,536   162,882
Selling, general and administrative expenses. .    36,046    65,268    73,194    77,439    86,511
Interest expense. . . . . . . . . . . . . . . .    10,977    42,712    29,387    23,012    15,736
Gain on sale of Wellstar. . . . . . . . . . . .     --       --       --       --     12,386
Earnings before income taxes and cumulative
  effect of changes in accounting principles. .    78,617   101,265    79,537    88,085    73,021
Provision for income taxes. . . . . . . . . . .  25,564  39,141 32,954 35,801  32,567
Net earnings before cumulative effect of
  changes in accounting principles. . . . . . .    53,053    62,124    46,583    52,284    40,454
Cumulative effect of changes in accounting
  principles, net of income taxes . . . . . . .     --       --       --       --    (9,010)
Net earnings. . . . . . . . . . . . . . . . . . $53,053 $62,124 $46,583 $52,284 $31,444

Earnings (loss) per common share:
  Before cumulative effect of changes in
   accounting principles. . . . . . . . . . . .     $1.79     $1.92     $1.43     $1.60     $1.23
  Cumulative effect of changes in accounting
   principles, net of income taxes. . . . . . .   --   --     --     --   (0.27)
  Net earnings. . . . . . . . . . . . . . . . .   $1.79       $1.92     $1.43     $1.60     $0.96
Average common shares . . . . . . . . . . . . .    29,605    32,358    32,632    32,728    32,857
Dividends (1) . . . . . . . . . . . . . . . . .   $ 3,389   $ 3,849   $ 3,887   $ 3,895   $ 5,885

Pro forma amounts assuming the effects of
  the changes in accounting principles are
  applied retroactively:
    Net earnings. . . . . . . . . . . . . . . .   $53,053   $62,124   $46,583   $43,759   $40,454
    Net earnings per share. . . . . . . . . . .     $1.79     $1.92     $1.43     $1.34     $1.23


                                                                December 31,
                                                      1989(2)   1990      1991      1992      1993

Balance Sheet Data:
Total assets. . . . . . . . . . . . . . . . . .  $912,155  $944,974  $925,289  $996,583 $1,015,247
Notes payable and current maturities of
   long-term debt . . . . . . . . . . . . . . .  $ 42,815  $ 33,375  $ 34,291  $ 24,688  $ 18,594
Long-term debt exclusive of current maturities.  $395,529  $342,066  $269,590  $299,860  $294,173
Stockholders' equity. . . . . . . . . . . . . .  $320,179  $393,609  $438,440  $483,268  $506,506

(1)  The Company paid quarterly cash dividends of $0.025 beginning in the first quarter of 1989.
     In May 1989, the quarterly dividend was increased to $0.03 per share.  In the second quarter of 1993, the quarterly dividend was increased to $0.05 per share.
(2)  Reflects the acquisition of Fiber Industries, Inc. on November 1, 1989.
(3)  1993 net earnings reflect $15.9 million ($0.48 per share) of accounting changes and unusual and nonrecurring items.  See also Management's Discussion and Analysis of Financial Condition
     and Results of Operations and Notes 1, 2 and 3 of the Notes to the Consolidated Financial
     Statement.

##



##
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

ACCOUNTING CHANGES

    During 1993, the Company adopted the provisions of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Abstract No. 93-5. EITF 93-5 provides that an environmental liability should be evaluated independently from any potential claim for recovery and that the loss arising from the recognition of an environmental liability should be reduced only when a claim for recovery is probable of realization. Current accounting standards provide a general presumption that disputed claims for recovery are not probable of realization. Under practice prior to the issuance of EITF 93-5, some companies, including the Company, offset reasonably possible recoveries against probable losses. As a result of the issuance of EITF 93-5, this accounting treatment is no longer permitted.

    The Company is obligated to remediate environmental problems which existed at some of its manufacturing facilities prior to their acquisition by the Company. The Company has escrow funds and indemnification agreements with the prior owners of these facilities, which may result in reimbursement of a significant portion of the environmental liabilities. However, as discussed above, the new accounting standards generally permit companies to record only uncontested claims for reimbursement of environmental liabilities. The change in accounting for environmental liabilities resulted in an after-tax cumulative effect charge of $6.8 million ($0.20 per share), net of the related income tax effect of $4.2 million. See Note 1 to the Consolidated Financial Statements.

    During 1993, the Company changed its method of applying the lower of cost or market rule to certain slow-moving and discontinued waste raw material inventory which is valued using the last in-first out (LIFO) dollar value method. In prior years, the Company used the aggregate method in applying the lower of cost or market rule to such inventories and in 1993 changed to the item-by-item method. The Company believes the new method of accounting is preferable because it provides a better matching of costs and revenue and results in a more conservative valuation of slow-moving and discontinued waste raw material inventory. This change in accounting for certain slow-moving and discontinued inventory resulted in an after-tax cumulative effect charge of $2.2 million ($0.07 per share), net of the related income tax effect of $1.3 million. In addition, this change decreased operating income in 1993 by approximately $4.0 million. See Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS -- 1993 COMPARED TO 1992

    Net sales increased from $828.2 million in 1992 to $842.1 million in 1993. Increased sales at the Manufactured Products Group (MPG) more than offset lower sales of the Company's fiber businesses. The increase in sales at the MPG was primarily the result of the contribution of Creative Forming, Inc. (CFI), acquired in November 1992, and, to a lesser extent, higher sales at the Wool and Engineering Resins Divisions. Domestic fiber sales decreased due to lower polyester fiber selling prices, which more than offset higher domestic sales volumes. At Wellman International Limited (WIL), the Company's Irish fiber subsidiary, sales in U.S. dollars decreased due to the unfavorable impact of the decrease in value of the Irish punt against the U.S. dollar, which more than offset modest improvements in selling prices expressed in terms of local currency and sales volumes. At New England CRInc. (CRInc.), revenues increased primarily due to an increase in the number of operating material recovery facilities.

    Gross profit amounted to $162.9 million in 1993 compared to $188.5 million in 1992. Gross profit at the Company's fiber businesses decreased primarily due to lower domestic polyester fiber selling prices, and, to a lesser extent, higher costs of the Company's waste-based fiber business. At the MPG, gross profit increased primarily due to the contribution of CFI and an increase in gross profit at the Polymer Products Division. As a result of the foregoing, the Company's gross margin was approximately 19% in 1993 compared to 23% in 1992.

    In addition to the effect on 1993 earnings of the change in accounting for certain slow-moving and discontinued inventory mentioned earlier, gross profit was also adversely affected by unusual items, primarily related to inventory, development of a prototype materials recovery facility and expenses associated with the Company's on-going capital investment program, aggregating $11.6 million.

    Selling, general and administrative expenses were $86.5 million, or approximately 10% of sales, in 1993 compared to $77.4 million, or approximately 9% of sales in 1992. The increase was primarily due to the inclusion of CFI, including the amortization of intangible assets arising from the acquisition, and a decline in earnings from unconsolidated subsidiaries due to the sale of the Company's equity interest in Wellstar Holding, B.V. (Wellstar) in the first quarter of 1993. In addition, certain unusual charges aggregating $2.9 million were included in selling, general and administrative expenses in 1993.

    As a result of the foregoing, operating income was $76.4 million in 1993 compared to $111.1 million in 1992.

    Net interest expense for 1993 was $15.7 million compared to $23.0 million in 1992. This decrease was primarily the result of the decline in the Company's average interest rates on outstanding borrowings and, to a lesser extent, an increase in the amount of interest capitalized to property, plant and equipment commensurate with the Company's on-going capital investment program.

    In the first quarter of 1993, the Company sold its ownership interest in Wellstar for $33.0 million, resulting in a pre-tax gain of $12.4 million. The transaction resulted in an increase in 1993 net earnings of $7.3 million, or approximately $0.22 per share.

    In the third quarter of 1993, the Revenue Reconciliation Act of 1993 (the Act) was enacted, which included an increase in the maximum corporate tax rate from 34% to 35%. The provisions of Statement of Financial Accounting Standards No. 109 require that the impact of changes in tax legislation, including changes in tax rates, be recognized in the period of the change. Accordingly, the provision for income taxes reflects an increase in income tax expense of $2.7 million, representing a negative effect on net earnings of approximately $0.08 per share.

    As discussed above, 1993 net earnings were adversely effected by $15.9 million, or $0.48 per share, due to the net effect of changes in accounting principles and unusual and nonrecurring events. As a result of the foregoing, net earnings in 1993 were $31.4 million, or $0.96 per share, compared to $52.3 million, or $1.60 per share in 1992.


OUTLOOK

    Demand for the Company's domestic polyester fiber products remained relatively stable in 1993. The previously announced expansion at the Company's Fayetteville plant should result in increased shipments of POY in 1994 as compared to 1993. Demand for the Company's other polyester fiber products is expected to remain stable in 1994. Domestic fiber selling prices declined, primarily in the last half of 1993, due to price competition from Far Eastern and domestic fiber producers and the start-up of a new Taiwanese-owned U.S. polyester fiber plant and the resultant pricing strategies of the Company's domestic competitors. Selling prices in the first quarter of 1994 appear to have stabilized at approximately year-end 1993 levels.

RESULTS OF OPERATIONS -- 1992 COMPARED TO 1991

    Net sales increased 3% from $805.7 million in 1991 to $828.2 million in 1992. This increase was primarily the result of higher domestic sales at the Fibers Division due to an increase in sales volumes for the Company's polyester fibers. At WIL, sales increased due to increased sales volumes and the favorable impact of an increase in the value of the Irish punt against the U.S. dollar, which more than offset lower selling prices in terms of local Irish currency. Sales at the MPG increased primarily due to the increase in direct wool sales activities at the Wool Division. The increases in sales discussed above were partially offset by lower revenues at CRInc. due to reduced construction activities.

    Gross profit amounted to $188.5 million in 1992 compared to $182.1 million in 1991. Gross profit increased for the Company's fiber businesses due to the increase in sales of polyester fiber discussed above, which more than offset higher costs. The increase in costs reflects the Company's on-going expansion and modernization of its Recycling Division, which processes waste raw materials for two of the Company's domestic fiber plants. Gross profit at the MPG was essentially unchanged in 1992 compared to 1991. The increase in gross profit at CRInc. was due to the increase in the number of operating material recovery facilities which resulted in higher margins. The Company's gross margin was approximately 23% in both 1992 and 1991.

    Selling, general and administrative expenses were $77.4 million in 1992 compared to $73.2 million in 1991, or approximately 9% of sales in each of the two years. The 6% increase in 1992 resulted primarily from increased costs associated with recycling activities, increased general and administrative expenses and increased expenses at CRInc., all of which more than offset the favorable impact of the sale of Wellman Machinery of Michigan in December 1992 and the increase in earnings from the Company's joint venture, Wellstar.

    As a result of the foregoing, operating income was $111.1 million in 1992 compared to $108.9 million in 1991.

    Net interest expense for 1992 was $23.0 million compared to $29.4 million in 1991. This decrease was the result of the decline in the Company's average amount of outstanding borrowings and lower weighted average interest rates on outstanding borrowings.

    As a result of the forgoing, net earnings in 1992 were $52.3 million, or $1.60 per share, compared to $46.6 million, or $1.43 per share, in 1991.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash from operations of $95.3 million in 1993 compared to $95.9 million in 1992.

    Net cash used in investing activities amounted to $62.2 million in 1993 compared to $102.5 million in 1992. Capital spending amounted to $105.7 million in 1993, indicative of the Company's on-going capital investment program. In 1993, investing activities included proceeds of $33.0 million from the sale of Wellstar.

    Net cash used in financing activities amounted to $15.7 million for 1993 compared to $8.2 million of cash provided by financing activities in 1992.

    The Company's financing agreements contain normal financial and restrictive covenants, including restrictions on the payment of dividends and requirements with respect to working capital, net worth and debt to capitalization.

    The Company's capital investment program includes approximately $90.0 million in planned expenditures in 1994. The exact amount and timing of the capital spending is difficult to predict, however, as certain projects may extend into 1995 or beyond depending upon equipment delivery and construction schedules. The 1994 capital plan includes expansion of monomer and PET resin capacity at the Palmetto plant, and equipment upgrades at the Company's domestic fiber operations. See "Item 1. Business - Products and Markets" and "- Capital Investment Program".

    The Company believes that the financial resources available to it, including approximately $58.2 million available at December 31, 1993 under its $176.8 million bank credit facility, approximately $12.4 million of restricted cash resulting from the issuance of economic development revenue bonds (included in "Other assets, net" in the Company's balance sheet and earmarked to recycling-related capital expenditures) and internally generated funds, will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements.


ENVIRONMENTAL MATTERS

    The Company's operations are subject to extensive and changing federal and state environmental regulations governing air emissions, waste water discharges and solid and hazardous waste management activities. As discussed in Note 1 to the Company's Consolidated Financial Statements, the Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental related expenditures, the Company currently estimates its non-capital expenditures related to environmental matters will range between $13.0 million and $25.0 million. Such expenditures are expected to occur over a significant number of future years. In connection with these expenditures, the Company has accrued $15.5 million at December 31, 1993 ($2.5 million at December 31, 1992), representing management's best estimate of probable non-capital environmental expenditures. In addition, capital expenditures aggregating approximately $10.0 million to $15.0 million may be required over the next several years related to currently existing environmental matters. During 1993, costs associated with environmental remediation and on-going assessment were not significant.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In November 1992, the Financial Accounting Standards Board issued new rules that require accrual accounting over the employees' service period for post-employment benefits that accumulate, such as severance benefits, instead of recognizing an expense for those benefits when the termination decision is made. The Company does not provide these types of benefits and accordingly, will not be affected by these new rules.

Item 8.  Financial Statements and Supplementary Data

                         WELLMAN, INC.

                 Index to Financial Statements
               and Financial Statement Schedules


                                                           Page

Consolidated Statements of Income for the years              24
ended December 31, 1991, 1992 and 1993

Consolidated Balance Sheets at December 31, 1992 and         25
1993

Consolidated Statements of Stockholders' Equity              26
for the years ended December 31, 1991, 1992, and 1993

Consolidated Statements of Cash Flows for the years          27
ended December 31, 1991, 1992 and 1993

Notes to Consolidated Financial Statements                   28

Consolidated schedules for the years ended December 31, 1991, 1992 and 1993:

    V  --  Property, plant and equipment                     45

   VI  --  Accumulated depreciation of plant and equipment   46

 VIII  --  Valuation and qualifying accounts                 47

    X  --  Supplementary income statement information        48

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

##

##
CONSOLIDATED STATEMENTS OF INCOME

                                                   Years Ended December 31,
(In thousands, except per share data)              1991       1992      1993

Net sales. . . . . . . . . . . . . . . . . . .   $805,664  $828,200  $842,064

Cost of sales. . . . . . . . . . . . . . . . .  623,546 639,664 679,182

  Gross profit . . . . . . . . . . . . . . . .    182,118   188,536   162,882

Selling, general and administrative expenses .   73,194  77,439  86,511

Operating income . . . . . . . . . . . . . . .    108,924   111,097    76,371

Interest expense . . . . . . . . . . . . . . .     29,387    23,012    15,736

Gain on sale of Wellstar . . . . . . . . . . .     --     --   12,386

Earnings before income taxes and cumulative
  effect of changes in accounting principles .     79,537    88,085    73,021

Provision for income taxes (Note 3):
  Current. . . . . . . . . . . . . . . . . . .     20,979    25,805   35,655
  Deferred . . . . . . . . . . . . . . . . . .   11,975 9,996 (3,088)

                                                 32,954 35,801 32,567

Earnings before cumulative effect of changes
  in accounting principles . . . . . . . . . .     46,583    52,284    40,454

Cumulative effect of changes
  in accounting principles, net of income
  taxes (Note 1) . . . . . . . . . . . . . . .     --     --   (9,010)

Net earnings . . . . . . . . . . . . . . . . .  $46,583 $52,284 $31,444

Earnings (loss) per common share:
  Before cumulative effect of changes
    in accounting principles . . . . . . . . .      $1.43     $1.60     $1.23
  Cumulative effect of changes
    in accounting principles (Note 1). . . . .         --        --   (0.27)

  Net earnings . . . . . . . . . . . . . . . .    $1.43       $1.60     $0.96

Average common shares. . . . . . . . . . . . .   32,632 32,728 32,857

Pro forma amounts assuming the effect of the
 changes in accounting principles are applied
 retroactively:
    Net earnings . . . . . . . . . . . . . . .  $46,583 $43,759 $40,454
    Net earnings per share . . . . . . . . . .    $1.43       $1.34     $1.23


See notes to consolidated financial statements.
CONSOLIDATED BALANCE SHEETS


                                                                 December 31,
(Dollar amounts in thousands)                                1992        1993


Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .   $1,749    $18,751
  Accounts receivable, less allowance of $4,443
    in 1992 and $4,232 in 1993.. . . . . . . . . . . . . .   89,798     96,599
  Inventories (Note 5) . . . . . . . . . . . . . . . . . .  152,152    133,391
  Prepaid expenses and other current assets. . . . . . . .    7,579      4,995
     Total current assets. . . . . . . . . . . . . . . . .  251,278    253,736
Investment in unconsolidated partially-owned
    companies (Note 2). . . .                                17,584         --
Property, plant and equipment, at cost:
  Land, buildings and improvements . . . . . . . . . . . .   79,581     94,652
  Machinery and equipment. . . . . . . . . . . . . . . . . 405,439 489,516
                                                            485,020    584,168
  Less accumulated depreciation. . . . . . . . . . . . . . 129,010 163,627
     Net property, plant and equipment . . . . . . . . . .  356,010    420,541
Cost in excess of net assets acquired. . . . . . . . . . .  318,258    309,395
Other assets, net. . . . . . . . . . . . . . . . . . . . .  53,453  31,575
                                                         $996,583 $1,015,247

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . .  $55,218    $51,882
  Accrued liabilities (Note 6) . . . . . . . . . . . . . .   25,756     27,019
  Deferred taxes on income (Note 3). . . . . . . . . . . .    3,470        482
  Current portion of long-term debt (Note 7) . . . . . . .  24,688  18,594
     Total current liabilities . . . . . . . . . . . . . .  109,132     97,977
Long-term debt (Note 7). . . . . . . . . . . . . . . . . .  299,860    294,173
Deferred taxes on income and other liabilities (Note 3). . 104,323 116,591
     Total liabilities . . . . . . . . . . . . . . . . . .  513,315    508,741
Commitments and contingencies (Note 8)
Stockholders' equity (Notes 4, 7, and 10):
  Common stock, $0.001 par value; 55,000,000 shares
  authorized, 32,523,650 shares issued and outstanding
  in 1992, 32,780,018 in 1993. . . . . . . . . . . . . . .       33         33
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued . . . . . . . . . .       --         --
  Paid-in capital. . . . . . . . . . . . . . . . . . . . .  210,180    215,179
  Foreign currency translation adjustments . . . . . . . .    7,416         96
  Retained earnings. . . . . . . . . . . . . . . . . . . . 265,639 291,198
     Total stockholders' equity. . . . . . . . . . . . . . 483,268 506,506

                                                         $996,583 $1,015,247


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar amounts in thousands)

                                                                              Currency
                                                  Common Stock       Paid-in  Translation  Retained
                                                  Shares    Amount   Capital  Adjustments  Earnings     Total

Balance at December 31, 1990 . . . . . .        32,355,059   $ 32    $207,110   $11,913    $ 174,554  $ 393,609
Exercise of stock options. . . . . . . .            35,456                136                               136
Issuance of restricted stock . . . . . .             2,668                 61                                61
Tax effect of exercise of stock options.                                  254                               254
Currency translation adjustments . . . .                                          1,684                   1,684
Net earnings . . . . . . . . . . . . . .                                                      46,583     46,583
Cash dividends . . . . . . . . . . . . .                                                      (3,887)    (3,887)
Balance at December 31, 1991 . . . . . .        32,393,183     32     207,561    13,597      217,250    438,440
Exercise of stock options. . . . . . . .            54,138                665                               665
Contribution of common stock to
  employee stock ownership and benefit
  plans. . . . . . . . . . . . . . . . .            74,995      1       1,646                             1,647
Issuance of restricted stock . . . . . .             1,334                 30                                30
Tax effect of exercise of stock options.                                  278                               278
Currency translation adjustments . . . .                                         (6,181)                 (6,181)
Net earnings . . . . . . . . . . . . . .                                                      52,284     52,284
Cash dividends . . . . . . . . . . . . .                                                      (3,895)    (3,895)
Balance at December 31, 1992 . . . . . .        32,523,650     33     210,180     7,416      265,639    483,268
Exercise of stock options. . . . . . . .            54,748                674                               674
Contribution of common stock to
  employee stock ownership and benefit
  plans. . . . . . . . . . . . . . . . .           200,286              4,065                             4,065
Issuance of restricted stock . . . . . .             1,334                 26                                26
Tax effect of exercise of stock options.                                  234                               234
Currency translation adjustments . . . .                                         (7,320)                 (7,320)
Net earnings . . . . . . . . . . . . . .                                                      31,444     31,444
Cash dividends . . . . . . . . . . . . .                                                      (5,885)    (5,885)
Balance at December 31, 1993 . . . . . .        32,780,018  $  33    $215,179   $    96    $ 291,198  $ 506,506

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
(In thousands)                                                       1991      1992      1993

Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .   $46,583   $52,284   $31,444
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Cumulative effect of changes in accounting principles . . .        --        --     9,010
     Depreciation. . . . . . . . . . . . . . . . . . . . . . . .    35,301    38,913    41,609
     Amortization. . . . . . . . . . . . . . . . . . . . . . . .    11,967    12,764    16,313
     Deferred taxes on income. . . . . . . . . . . . . . . . . .    11,975     9,996   (3,088)
     Gain on sale of Wellstar. . . . . . . . . . . . . . . . . .        --        --  (12,386)
     Changes in assets and liabilities, net of effects from
       businesses acquired and cumulative effect of changes
       in accounting principles:
        Accounts receivable. . . . . . . . . . . . . . . . . . .  (10,413)     5,156   (9,815)
        Inventories. . . . . . . . . . . . . . . . . . . . . . .   (1,759)  (19,764)    14,760
        Prepaid expenses and other current assets. . . . . . . .       491   (3,250)     2,582
        Accounts payable and accrued liabilities . . . . . . . .      (82)     2,747     (925)
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . (3,449) (2,922) 5,788
  Net cash provided by operating activities. . . . . . . . . . .    90,614    95,924    95,292
Cash flows from investing activities:
  Businesses acquired. . . . . . . . . . . . . . . . . . . . . .        --  (33,686)   (8,780)
  Additions to property, plant and equipment . . . . . . . . . .  (25,867)  (39,705) (105,689)
  Proceeds from sale of Wellstar . . . . . . . . . . . . . . . .        --        --    33,000
  Decrease (increase) in restricted cash . . . . . . . . . . . .   5,392 (29,149) 19,242
  Net cash used in investing activities. . . . . . . . . . . . .  (20,475) (102,540)  (62,227)
Cash flows from financing activities:
  Borrowings under long-term debt. . . . . . . . . . . . . . . .   105,000    62,700    17,454
  Repayments of long-term debt . . . . . . . . . . . . . . . . . (176,062)  (50,607)  (27,314)
  Dividends paid on common stock . . . . . . . . . . . . . . . .   (3,887)   (3,895)   (5,885)
  Net cash provided by (used in) financing activities. . . . . .  (74,949)     8,198  (15,745)
Effect of exchange rate changes on cash and cash equivalents . .     116  (554)   (318)
Increase (decrease) in cash and cash equivalents . . . . . . . .   (4,694)     1,028    17,002
Cash and cash equivalents at beginning of year . . . . . . . . .   5,415   721   1,749
  Cash and cash equivalents at end of year . . . . . . . . . . .  $  721 $1,749 $18,751

Supplemental cash flow data:
  Cash paid during the year for:
        Interest expense . . . . . . . . . . . . . . . . . . . .   $29,688   $24,016   $19,103
        Income taxes . . . . . . . . . . . . . . . . . . . . . .   $22,658  $ 24,144   $33,874

See notes to consolidated financial statements.

##



##
Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The consolidated financial statements include the accounts of Wellman, Inc. and all wholly and majority-owned subsidiaries (the Company). All material intercompany transactions have been eliminated. Investments in unconsolidated partially-owned companies are accounted for using the equity method.

    Certain 1992 amounts have been reclassified to conform to the 1993 presentation.

Revenue Recognition

    Sales to customers are recorded when goods are shipped.

Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately $101,000,000 and $79,000,000 of inventory at December 31, 1992 and 1993, respectively, and the first-in, first-out (FIFO) and average cost methods for the remainder.

Property, Plant and Equipment

    Property, plant and equipment is carried at cost.
Depreciation is provided based on the estimated useful lives of the related assets and is computed on the straight-line method.

Cost in Excess of Net Assets Acquired

    Cost in excess of net assets acquired is amortized on the straight-line method over 40 years. Accumulated amortization amounted to approximately $29,803,000 and $38,505,000 at December 31, 1992 and 1993, respectively.

    The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

Other Assets

    Other assets are comprised primarily of organization costs, deferred charges related to the Company's debt agreements and other intangible assets that are amortized over periods ranging from one to twenty years. Additionally, other assets include cash restricted for use obtained from borrowings under economic development revenue bonds in the amount of approximately $31,600,000 and $12,400,000 at December 31, 1992 and 1993,
respectively.  See Note 7.

Environmental Expenditures

    Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

Income Taxes

    Income taxes have been provided using the liability method in accordance with the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred income taxes resulting from such differences are recorded based on the enacted tax rates that are currently expected to be in effect when the differences are expected to reverse.

Cash and Cash Equivalents

    The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value. The Company considers all short term investments purchased with a maturity of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

Foreign Currency Translation

    The financial statements of foreign entities have been translated into U.S. dollar equivalents in accordance with Statement of Financial Accounting Standards No. 52.
Adjustments resulting from the translation of the financial statements of foreign entities are excluded from the determination of income and accumulated in a separate component of stockholders' equity.

Earnings Per Common Share

    Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding.

Accounting Changes

    Environmental Liabilities

    During 1993, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) issued EITF Abstract No. 93-5, "Accounting For Environmental Liabilities" (EITF 93-5). The Company adopted the provisions of EITF 93-5 in its 1993 Consolidated Financial Statements effective January 1, 1993.

    EITF 93-5 provides that an environmental liability should be evaluated independently from any potential claim for recovery (a two-event approach) and that the loss arising from the recognition of an environmental liability should be reduced only when a claim for recovery is probable of realization. Current accounting standards provide a general presumption that disputed claims for recovery are not probable of realization. Under practice prior to the issuance of EITF 93-5, some companies, including the Company, offset reasonably possible recoveries against probable losses. As a result of the issuance of EITF 93-5, this accounting treatment is no longer permitted.

    The cumulative effect as of January 1, 1993 of adopting the provisions of EITF 93-5 was a charge to net income of $6,820,000 ($0.20 per share), net of the income tax effect of $4,180,000. Excluding the cumulative effect, the impact of this change on 1993 net earnings and earnings per share was not material. The pro forma effect of applying this change retroactively would be a decrease in 1992 net earnings of approximately $6,300,000 ($0.19 per share). This change in accounting did not impact 1991 net earnings or earnings per share.

    Inventory Valuation

    During 1993, the Company changed its method of applying the lower of cost or market rule to certain slow-moving and discontinued waste raw material inventory which is valued using the LIFO dollar value method. In prior years, the Company used the aggregate method in applying the lower of cost or market rule to such inventories and in 1993 changed to the item-by-item method.

    The Company believes the new method of accounting is preferable because it provides a better matching of costs and revenue and results in a more conservative valuation of slow-moving and discontinued waste raw material inventory.

    The cumulative effect as of January 1, 1993 of this change in accounting is a charge to net earnings of $2,190,000 ($0.07 per share), net of the related income tax effect of $1,342,000.

Excluding the cumulative effect, this change decreased net earnings for 1993 by approximately $2,500,000 ($0.08 per share). The pro forma effect of applying this change retroactively to 1992 would be a decrease in net earnings of approximately $2,225,000 ($0.07 per share). The pro forma effect on 1991 net earnings and earnings per share is not material.

2.  INVESTMENT IN UNCONSOLIDATED PARTIALLY-OWNED COMPANIES

    In 1992 the investment in unconsolidated partially-owned companies consisted of the Company's 43.7% equity interest in Wellstar Holding, B.V. (Wellstar). Wellstar's subsidiary companies in The Netherlands, France and the United Kingdom are engaged in manufacturing plastic beverage bottles and other plastic containers. In March 1993, the Company sold its ownership interest in Wellstar for a total consideration of $33,000,000. The transaction resulted in a gain, before applicable income taxes, of approximately $12,386,000. The sale of Wellstar increased 1993 net earnings by approximately $7,300,000 or $0.22 per share.

3.  INCOME TAXES

    For financial reporting purposes, earnings before income taxes and the cumulative effect of changes in accounting principles are as follows (in thousands):

                                            Years Ended December 31,
                                          1991        1992        1993
United States. . . . . . . . . . . .    $75,784     $82,647     $54,535
Foreign. . . . . . . . . . . . . . .      3,753       5,438      18,486
                                      $79,537 $88,085 $73,021

Significant components of the provision for income taxes before the cumulative effect of the changes in accounting principles are as follows (in thousands):

                                              Years Ended December 31,
                                            1991        1992          1993

Current:
     Federal. . . . . . . . . . . . .     $15,985      $20,828       $30,310
     State. . . . . . . . . . . . . .       4,070        4,057         4,357
     Foreign. . . . . . . . . . . . .       924     920     988
                                        $20,979 $25,805 $35,655

Deferred:
     Federal. . . . . . . . . . . . .     $11,799       $9,700      $(2,566)
     State. . . . . . . . . . . . . .         314         296          (522)
     Foreign. . . . . . . . . . . . .    (138)    --        --
                                         11,975 9,996 (3,088)
Total . . . . . . . . . . . . . . . .   $32,954 $35,801 $32,567


    As discussed in Note 1, deferred income tax benefits relating to the cumulative effect of changes in accounting principles in 1993 amounted to $5,522,000.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows (in thousands):

                                                      Years Ended
                                                     December 31,
                                                  1992         1993

Inventory . . . . . . . . . . . . . . . . . .     $4,116    $ 2,618
Depreciation. . . . . . . . . . . . . . . . .     82,925     81,310
Basis in foreign subsidiaries . . . . . . . .      2,167      3,248
Other . . . . . . . . . . . . . . . . . . . .    5,677  4,232
Total deferred tax liabilities. . . . . . . .   94,885 91,408
Pension . . . . . . . . . . . . . . . . . . .      4,285      4,601
State taxes . . . . . . . . . . . . . . . . .      4,212      3,743
Long-term liabilities . . . . . . . . . . . .      1,535      6,771
Other . . . . . . . . . . . . . . . . . . . .    4,089  4,139
Total deferred tax assets . . . . . . . . . .   14,121 19,254
Net deferred tax liabilities. . . . . . . . .  $80,764 $72,154

    Deferred income taxes have not been provided for approximately $56,118,000 of undistributed earnings of foreign entities which are considered to be permanently reinvested. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U. S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

    The difference between the provision for income taxes before the cumulative effect of changes in accounting principles and income taxes computed at the statutory U. S.
federal income tax rate is explained as follows:

                                   Years Ended December 31,
                                   1991      1992      1993

Computed at statutory rate. . .    34.0%     34.0%     35.0%
State taxes, net of federal
  benefit . . . . . . . . . . .     3.6       3.3       3.4
Differences in income tax rates
  between the United States and
  foreign countries . . . . . .    (0.2)     (0.4)     (1.8)
Amortization of cost in excess
  of net assets acquired. . . .     3.6       3.2       4.1
Effect of tax rate change on
  net deferred tax liabilities.      --        --       2.6
Other, net. . . . . . . . . . .     0.4       0.5       1.3
Effective tax rate. . . . .        41.4%     40.6%     44.6%


4.  STOCKHOLDERS' EQUITY

    In 1991, 1992 and the first quarter of 1993, the Company paid quarterly cash dividends of $0.03 per share. In the second quarter of 1993, the quarterly dividend was increased to $0.05 per share.

    Approximately 375,000 and 3,588,000 common shares have been reserved for issuance in connection with certain of the Company's employee benefit plans and the Company's stock option plans, respectively. Of the 3,588,000 common shares reserved for issue in connection with stock option plans, 1,500,000 are subject to approval at the Company's Annual Meeting to be held in May 1994. See Notes 9 and 10.

    On August 6, 1991, the Board of Directors declared a dividend of one common stock purchase right (a Right) for each outstanding share of common stock. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one share of common stock at an exercise price of $90 per share (the Purchase Price), subject to certain adjustments. The Rights are not represented by separate certificates and are only exercisable when a person or group of affiliated or associated persons acquires or obtains the right to acquire 15% or more of the Company's outstanding common shares (an Acquiring Person) or announces a tender or exchange offer that would result in any person or group beneficially owning 15% or more of the Company's outstanding common shares.
In the event any person becomes an Acquiring Person, the Rights would give holders the right to buy, for the Purchase Price, common stock with a market value of twice the Purchase Price.
The Rights expire on August 5, 2001, unless extended by the Board of Directors or redeemed earlier by the Company at a redemption price of $0.01 per Right.

    Although the Rights should not interfere with a business combination approved by the Board of Directors, they may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board, except pursuant to an offer conditioned on a substantial number of Rights being acquired.


5.  INVENTORIES

Inventories consist of the following (in thousands):

                                           December 31,
                                         1992        1993

Finished and semi-finished goods. .    $ 52,933    $ 53,083
Raw materials . . . . . . . . . . .      86,289      72,723
Supplies. . . . . . . . . . . . . .      12,930      12,467
                                        152,152     138,273
Less adjustments of certain
  inventories to a LIFO basis . . .          --       4,882
Total . . . . . . . . . . . . . . .    $152,152    $133,391

The replacement cost of the Company's inventories amounted to approximately $152,000,000 and $138,000,000 at December 31,
1992 and 1993, respectively.


6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                           December 31,
                                         1992        1993

Payroll and other compensation. . .    $ 4,776     $ 3,800
Benefit plans . . . . . . . . . . .      9,442       9,931
Property and other taxes. . . . . .      2,885       2,733
Insurance . . . . . . . . . . . . .      2,297       1,112
Interest. . . . . . . . . . . . . .      2,303       2,347
Other . . . . . . . . . . . . . . .      4,053       7,096
Total . . . . . . . . . . . . . . .    $25,756     $27,019

7.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                           December 31,
                                         1992        1993

Reducing revolving credit and
  term loan facilities and loan
  note participations . . . . . . .    $115,932    $118,559
Serialized senior unsecured notes .     100,000     100,000
Economic development revenue
  bonds . . . . . . . . . . . . . .      54,500      54,500
8.41% senior note payable,
  due on July 31, 2000. . . . . . .      30,000      30,000
14.5% senior promissory notes
  due through July 1, 1994. . . . .       8,700       2,900
Wellman International Limited
  debt. . . . . . . . . . . . . . .      14,706       6,099
Other . . . . . . . . . . . . . . .         710         709
                                        324,548     312,767
  Less amount due within one year .      24,688      18,594
Total . . . . . . . . . . . . . . .    $299,860    $294,173


    The reducing revolving credit and term loan facilities originally consisted of a $222,000,000 Reducing Revolving Credit Loan and a $178,000,000 Term Loan (collectively, the Facilities). The reducing revolving credit and term loan facilities mature on December 31, 1996 and June 30, 1995, respectively. As of December 31, 1993, the Company reduced the aggregate commitment on the Facilities from $400,000,000 to $176,759,000.

    Borrowings under each of the Facilities bear interest, at the Company's option, at the prime rate, the LIBOR or CD rate plus margins ranging from 0.50% to 0.75% on LIBOR loans and 0.625% to 0.875% on CD rate loans, determined on the basis of the Company's leverage ratio, as defined in the Facilities. The terms of the Reducing Revolving Credit Loan provide the Company the ability to borrow under competitive bid loans. Such borrowings, as well as borrowings under loan note participations (LNPs), reduce the availability under the Reducing Revolving Credit Loan and bear interest at the offering bank's prevailing interest rate. At December 31, 1993, the average interest rate on borrowings under the Facilities and LNPs was approximately 3.70%.

    The $100,000,000 of Serialized Senior Unsecured Notes bear interest at rates ranging between 9.02% and 9.26% (averaging
9.18%) and mature between May 1997 and May 1999.

    The WIL debt consists primarily of funds borrowed under multi-currency term loan facilities, of which approximately $750,000 is due in 1994 and the remainder in 2000. The interest rate floats based upon the banks' cost of funds and the currencies borrowed. At December 31, 1993, the average rate on WIL borrowings approximated 6.00%. The WIL debt is secured by assets of WIL.

    The economic development revenue bonds (the Bonds) bear interest at variable rates which cannot exceed 12.00% for certain issues and 15.00% for one issue. The Bonds mature as follows: $8,000,000 on December 1, 2010; $32,000,000 on
December 1, 2012; $5,000,000 on April 1, 2017; and $9,500,000
on June 1, 2022. The Bonds are tenderable by the holders and are secured by letters of credit aggregating approximately $55,800,000 at December 31, 1993. The weighted average interest rate on the Bonds at December 31, 1993 was approximately 2.50%.

    The Bonds and certain borrowings under the Facilities and LNPs are classified as long term in accordance with the Company's intention and ability to refinance such obligations on a long term basis.

    The Company's financing agreements contain normal financial and restrictive covenants, including restrictions on the payment of dividends and requirements with respect to working capital, net worth and debt to capitalization. Under the most restrictive covenant, approximately $131,300,000 of retained earnings at December 31, 1993 is not restricted as to the payment of dividends.

    The carrying amounts of the Company's borrowings under its variable rate credit agreements approximate their fair value. The fair values of the Company's fixed rate credit agreements are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's fixed rate debt exceeded its carrying value by approximately $15,000,000 at December 31, 1993. Prepayment of the fixed rate debt would result in significant penalties.

    The approximate annual maturities of long term debt, including the current portion, during each of the next five years and thereafter are as follows: 1994 -- $18,594,000;
1995 -- $46,410,000; 1996 -- $112,137,000; 1997 -- $20,148,000;
1998 -- $40,183,000; and thereafter -- $75,295,000.  Although maturities of the Bonds range from 2010 to 2022, they have been included as maturities in 1995 and 1996 as they are tenderable by the holders, and the Company's present long term facilities mature during those years.

    During 1991, 1992 and 1993, the Company capitalized interest of $809,000, $304,000 and $2,375,000, respectively, as part of the cost of capital projects under construction.


8.  COMMITMENTS AND CONTINGENCIES

    The Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges and solid and hazardous waste management activities. As discussed in Note 1, the Company's policy is to accrue environmental and clean-up-related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental related expenditures, the Company currently estimates its non-capital expenditures related to environmental matters will range between $13,000,000 and $25,000,000. Such expenditures are expected to occur over a significant number of future years. In connection with these expenditures, the Company has accrued $15,500,000 at December 31, 1993 ($2,500,000 at December 31, 1992)
representing management's best estimate of probable non-capital environmental expenditures. In addition, capital expenditures aggregating approximately $10,000,000 to $15,000,000 may be required over the next several years related to currently existing environmental matters.

    The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

    In connection with the 1992 acquisition of Creative Forming, Inc. (CFI), the Company may be required to make an additional payment in 1997 based primarily on CFI's 1995 and 1996 average earnings, as defined. The contingent payment, if any, will increase cost in excess of net assets acquired.

    At December 31, 1993, the Company had approximately
$63,127,000 of outstanding letters of credit of which approximately $55,800,000 were outstanding as security for the Bonds, as discussed in Note 7.

    Approximate minimum rental commitments under non-cancelable leases (principally for buildings and equipment) during each of the next five years and thereafter are as follows: 1994 -- $4,235,000; 1995 -- $3,759,000; 1996 -- $2,976,000; 1997 --
$2,788,000; 1998 -- $2,773,000; and thereafter -- $5,832,000.

    Rent expense for cancelable and non-cancelable operating leases was $5,049,000, $4,797,000, and $6,295,000 for the years ended December 31, 1991, 1992 and 1993, respectively.

9.  RETIREMENT PLANS

    The Company has defined benefit and defined contribution pension plans and an employee stock ownership plan (the ESOP) covering substantially all employees.

    Payments upon retirement or termination of employment under the defined contribution plans are based on vested amounts credited to individual accounts. The plans provide for Company contributions based on the earnings of eligible employees.
Such contributions, excluding amounts contributed to the ESOP, amounted to approximately $3,556,000, $6,442,000 and $7,553,000 for the years ended December 31, 1991, 1992 and 1993, respectively. Company contributions to the ESOP amounted to approximately $1,847,000 and $2,249,000 for the years ended December 31, 1992 and 1993, respectively. The increase in total contributions in 1992 and 1993 compared to prior years is primarily due to the formation of the Wellman, Inc. Retirement Plan (WIRP) and the ESOP. The WIRP effectively consolidates retirement benefits for certain domestic employees. Accordingly, amendments to certain provisions of a domestic defined benefit plan were made effective on January 1, 1992.

    Benefits under the WIL defined benefit plan are based on employees' compensation and length of service, while benefits under defined benefit plans covering domestic employees are based on employees' compensation and length of service or at stated amounts based on length of service. The Company's policy is to fund amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Assets of the plans are invested primarily in equity securities and commingled trust funds. The pension costs of the defined benefit plans consist of the following (in thousands):

                                   Years Ended December 31,
                                   1991      1992      1993

Service cost. . . . . . . . . .   $3,391    $ (706)   $ (370)
Interest cost on projected
  benefit obligations . . . . .    3,908     4,113     4,336
Less actual return on assets. .    3,236    (1,697)    7,512
Net amortization and deferral .      345    (5,009)    4,621
Total                             $4,408    $   95    $1,075

    The following table sets forth the funded status and amounts included in the Company's Consolidated Balance Sheets at December 31, 1992 and 1993 for its defined benefit pension plans (in thousands):

                                           December 31,
                                         1992        1993

Actuarial present value of benefit
  obligations:
  Vested benefit obligations. . . .    $ 27,600    $ 33,502
  Accumulated benefit obligations .    $ 27,907    $ 33,952
  Projected benefit obligations . .    $ 51,585    $ 52,913
Plan assets at fair market value. .      38,564      45,063
Funded status . . . . . . . . . . .     (13,021)     (7,850)
Unrecognized net (gain) loss. . . .       1,990      (1,875)
Unrecognized net asset
  at transition . . . . . . . . . .         (50)         (5)
Unrecognized prior service cost . .      (1,083)     (1,395)
Accrued pension costs . . . . . . .    $(12,164)   $(11,125)

    The unrecognized prior service cost relates primarily to amendments to the early retirement provisions of a domestic plan. Such amendments became effective January 1, 1992.

    At December 31, 1992 and 1993, assumed discount rates of 8% and 7.25%, respectively, and rates of increase in future compensation levels of 6% and 4.5%, respectively, were used in determining the actuarial present value of benefit obligations for the domestic plans. The assumed long-term rates of return on domestic plan assets were 8%.

    The assumptions used in calculating the actuarial present value of benefit obligations for WIL were discount rates of 9% and 7% and rates of increases in future compensation levels of 6.5% and 5% at December 31, 1992 and 1993, respectively. The assumed long-term rates of return on plan assets for WIL were 9%, 9% and 7% at December 31, 1991, 1992 and 1993, respectively.


10. STOCK OPTION PLANS

    The Company has stock option plans (the Plans) which authorize the grant of non-qualified stock options (NQSOs). The maximum number of common shares authorized for grant under the Plans is 3,588,000. Of the 3,588,000 common shares, 1,500,000 are subject to shareholder approval at the Company's Annual Meeting to be held in May 1994.

    For substantially all options granted in connection with the Plans, the option period extends for either ten years and one day from the date of grant, or 11 years from the date of grant, and the shares vest at 20% per year over the first five years. The option price at which options are granted under the Plans must be at least equal to the fair market value at the date of grant.

Information regarding the NQSOs is as follows:


                                          1991        1992        1993
Options outstanding at January 1         943,169   1,185,073   1,481,735
Options granted at prices of
  $19.875 in 1991, $20.625 in
  1992 and $17.375 in 1993. . . . .      346,500     366,300     223,714*
Options exercised at average
  prices of $3.83 in 1991, $12.28
  in 1992 and $12.32 in 1993. . . .      (35,456)    (54,138)    (54,748)
Options canceled at average
  prices of $24.99 in 1991, $22.36
  in 1992 and $20.42  in 1993 . . .      (69,140)    (15,500)    (5,590)

Options outstanding at December
  31 at average prices of $19.38
  in 1991, $19.92 in 1992 and
  $19.63 in 1993. . . . . . . . . .    1,185,073   1,481,735   1,645,111*
Options exercisable at
  December 31 . . . . . . . . . . .      390,458     558,380     768,960
Options available for grant
  at December 31. . . . . . . . . .      568,924     218,124         -0-*

*The options granted in 1993 and options outstanding at December 31, 1993 exclude options relating to 136,286 common shares. These options were granted by the Board of Directors pending shareholder authorization of additional common shares to the Plans.


11.  BUSINESS SEGMENT AND GEOGRAPHIC AREAS

    The Company operates in one business segment: principally the manufacture and sale of polyester and nylon fibers and resins primarily for use in the apparel, home furnishings and other consumer products markets.

    Revenues and operating income for the years ended
December 31, 1991, 1992 and 1993 and identifiable assets at the end of each year, classified by the major geographic areas in which the Company operates, are as follows (in thousands):

                                     Years Ended December 31,
                                    1991      1992       1993

Net sales
  U.S. . . . . . . . . . . . .    $711,862  $728,733  $  754,882
  Western Europe . . . . . . .      93,802    99,467      87,182
    Total net sales. . . . . .    $805,664  $828,200  $  842,064
Operating income
  U.S. . . . . . . . . . . . .    $103,733  $105,943  $   69,305
  Western Europe . . . . . . .       5,191     5,154       7,066
    Total operating
     income. . . . . . . . . .     108,924   111,097      76,371
Interest expense . . . . . . .      29,387    23,012      15,736
Gain on sale of Wellstar . . .          --        --      12,386
Earnings before
  income taxes . . . . . . . .    $ 79,537  $ 88,085  $   73,021
Identifiable assets
  U.S. . . . . . . . . . . . .    $834,020  $913,384  $  927,330
  Western Europe . . . . . . .      91,269    83,199      87,917
    Total. . . . . . . . . . .    $925,289  $996,583  $1,015,247

UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly financial information for the years ended
December 31, 1992 and 1993 is summarized as follows:

(In thousands, except per share data):


                                                 March 31,   June 30,    September 30,    December 31,    Total
Quarter ended                                    1993(1)       1993         1993(1)          1993(1)      1993(1)


Net sales                                         $207,968   $214,005      $210,151        $209,940     $842,064
Gross profit                                       $49,583    $46,046       $41,594         $25,659     $162,882
Earnings (loss) before cumulative effect
  of changes in accounting principles              $21,804    $12,783        $7,056        $(1,189)      $40,454
Net earnings (loss)                                $12,794    $12,783        $7,056        $(1,189)      $31,444
Earnings (loss) per common share before
  cumulative effect of changes
  in accounting principles                           $0.66      $0.39         $0.21          ($0.04)       $1.23
Net earnings (loss) per common share                 $0.39      $0.39         $0.21          ($0.04)       $0.96



                                                 March 31,   June 30,    September 30,    December 31,    Total
Quarter ended                                      1992        1992          1992             1992         1992

Net sales                                         $207,529  $ 205,355      $212,382        $202,934     $828,200
Gross profit                                       $47,295    $49,414       $46,962         $44,865     $188,536
Net earnings                                       $12,453    $14,448       $12,763         $12,620      $52,284
Net earnings per common share                        $0.38      $0.44         $0.39           $0.39        $1.60

(1)  1993 Net earnings reflect $15.9 million ($0.48 per share) of accounting changes and unusual and nonrecurring items.  In March 1993, the Company sold its ownership interest in Wellstar Holding, B.V. for $33.0 million.
     The resulting gain before applicable taxes, was approximately $12.4 million.  As a result of the sale, 1993 net earnings increased by approximately $7.3 million ($0.22 per share).  Net earnings for the quarter ended
     March 31, 1993 have been restated from amounts previously reported (net earnings $21.8 million; net earnings per share $0.66) to reflect the cumulative effect of changes in accounting principles for environmental liabilities and certain inventories ($9.0 million, net of the related tax effect).  In the third quarter of
     1993 the Revenue Reconciliation Act of 1993 was enacted which raised the maximum corporate tax rate from 34%
     to 35%.  This resulted in $2.7 million ($0.08 per share) in additional taxes.  In the fourth quarter of 1993, the Company incurred unusual charges aggregating $11.5 million ($0.35 per share) primarily related to inventory, development of a prototype materials recovery facility and expenses associated with the Company's on-going capital investment program.  See also Management's Discussion and Analysis of Financial Condition and
     Results of Operations and Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT AUDITORS


Board of Directors
Wellman, Inc.

    We have audited the accompanying consolidated balance sheets of Wellman, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements and schedules of a wholly-owned subsidiary of the Company, which statements reflect total assets constituting 6% in 1993 and 8% in 1992 and total revenues constituting 10% in 1993 and 11% in 1992 and 1991 of the related consolidated totals. Those statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for the Company's wholly-owned subsidiary, is based solely on the report of other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in Note 1 to the financial statements, in 1993 the Company changed its method of accounting for recoveries related to environmental liabilities and its method of valuing certain inventories.


                                  ERNST & YOUNG


Charlotte, North Carolina
February 15, 1994

                                                       SCHEDULE V
                                             WELLMAN, INC. AND SUBSIDIARIES

                                             PROPERTY, PLANT AND EQUIPMENT
                                     Years ended December 31, 1991, 1992, and 1993
                                                     (In thousands)

                                              Year ended December 31, 1991
===============================================================================================================
                                       Balance at                                                    Balance at
                                       Beginning                                                       End of
      Classification                    of Year        Additions(a)   Retirements        Other(b)       Year
- ---------------------------------------------------------------------------------------------------------------
Land, Buildings and improvements       $ 69,968        $ 6,899          $2,408         $(1,846)      $ 72,613
Machinery and equipment                 350,130         18,968           1,573             221        367,746
                                        -------         -------          ------          ------      --------

                                       $420,098        $25,867          $3,981         $(1,625)      $440,359
                                       ========        =======          =======         =======       =======

                                              Year ended December 31, 1992
===============================================================================================================
                                       Balance at                                                   Balance at
                                       Beginning                                                      End of
      Classification                    of Year       Additions(a)    Retirements      Other(b)        Year
- ---------------------------------------------------------------------------------------------------------------

Land, buildings and improvements        $ 72,613        $ 9,673        $  2,169       $  ( 536)      $ 79,581
Machinery and equipment                  367,746         52,652          11,795         (3,164)       405,439
                                        --------        -------          ------         ------       --------

                                        $440,359        $62,325         $13,964        $(3,700)      $485,020
                                         =======        =======          ======         ======        =======


                                              Year ended December 31, 1993
===============================================================================================================
                                       Balance at                                                    Balance at
                                       Beginning                                                       End of
      Classification                    of Year       Additions(a)    Retirements      Other(b)         Year

- ---------------------------------------------------------------------------------------------------------------
Land, buildings and improvements       $ 79,581        $ 16,202          $   95       $(1,036)       $ 94,652
Machinery and equipment                 405,439          94,437           5,001        (5,359)        489,516
                                       --------        --------          ------        ------        --------
                                       $485,020        $110,639          $5,096       $(6,395)       $584,168
                                       ========        ========          ======        --====        ========

(a)  Includes the effects of businesses acquired.
(b)  Primarily foreign currency translation adjustments.

                                                      SCHEDULE VI

                                             WELLMAN, INC. AND SUBSIDIARIES

                                    ACCUMULATED DEPRECIATION OF PLANT AND EQUIPMENT
                                     Years Ended December 31, 1991, 1992, and 1993
                                                     (In thousands)

                                              Year ended December 31, 1991
==================================================================================================
                                     Balance at                                        Balance at
                                     Beginning                                           End of
           Classification             of Year   Additions   Retirements     Other(a)      Year
- --------------------------------------------------------------------------------------------------
Land, buildings and improvements      $ 9,476   $ 3,217      $  909        $( 113)    $ 11,671
Machinery and equipment                59,566    32,084         908         ( 499)      90,243
                                      -------    -------      -------       -------    -------
                                      $69,042   $35,301      $1,817        $( 612)    $101,914
                                      =======   =======      =======       =======     =======


                                              Year ended December 31, 1992
==================================================================================================
                                     Balance at                                        Balance at
                                     Beginning                                           End of
           Classification             of Year   Additions   Retirements     Other(a)      Year
- --------------------------------------------------------------------------------------------------
Land, buildings and improvements      $11,671    $ 3,617      $ 1,866      $  (263)     $ 13,159
Machinery and equipment                90,243     35,296        8,198       (1,490)      115,851
                                      -------    -------      -------        ------      -------
                                     $101,914    $38,913      $10,064      $(1,753)     $129,010
                                      =======    =======      =======        ====-=      =======


                                              Year ended December 31, 1993
==================================================================================================
                                     Balance at                                        Balance at
                                     Beginning                                           End of
           Classification             of Year   Additions   Retirements     Other(a)     Year
- --------------------------------------------------------------------------------------------------
Land, buildings and improvements     $ 13,159    $ 4,743       $   51       $   160    $ 18,011
Machinery and equipment               115,851     36,866        3,910        (3,191)    145,616
                                      -------    -------       ------        ------     -------
                                     $129,010    $41,609       $3,961       $(3,031)   $163,627
                                      =======    =======       ======        ======     =======


(a)  Primarily foreign currency translation adjustments.

                                                     SCHEDULE VIII


                                                     WELLMAN, INC.

                                           VALUATION AND QUALIFYING ACCOUNTS
                                 For The Years Ended December 31, 1991, 1992, and 1993
                                                     (In thousands)



                                                Balance at    Charged to                             Balance
                                                 Beginning     Costs and                             at End
           Description                            of Year       Expenses      Other    Deductions    of Year


Allowance for doubtful accounts receivable:

  Year ended December 31, 1991                    $4,184        $   51      $ 1,315(a)  $  205(b)    $ 5,345
                                                  ======        ======       =======     ======      =======

  Year ended December 31, 1992                    $5,345        $  646      $  (39)(a)  $1,509(b)    $ 4,443
                                                  ======        ======        =======    =======     =======

  Year ended December 31, 1993                    $4,443        $  702      $  (60)(a)  $  853(b)    $ 4,232
                                                  ======        ======      =========    =======     =======


(a)  Primarily foreign currency translation adjustments.

(b)  Accounts written off.

                             SCHEDULE X

                           WELLMAN, INC.

             SUPPLEMENTARY INCOME STATEMENT INFORMATION
       For The Years Ended December 31, 1991, 1992, and 1993
                           (In thousands)

=================================================================
                                1991         1992        1993
- -----------------------------------------------------------------

Maintenance and repairs        $33,479      $36,721      $37,959
                               =======      =======      =======
Amortization of
   intangible assets           $11,967      $12,764      $16,313
                               =======      =======      =======



Other amounts are less than 1 percent of sales.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    None.

                            PART III


Item 10. Directors and Executive Officers of the Registrant

    "Election of Directors" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1994 is hereby incorporated by reference herein.

Item 11. Executive Compensation

    "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1994 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

    "Introduction" and "Election of Directors" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1994 is hereby incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

    "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1994 is hereby incorporated by reference herein.

                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  1.   Financial Statements

              The financial statements included in Item 8 are filed as part of this annual report.

         2.   Financial Statement Schedules

              The financial statement schedules included in
              Item 8 are filed as part of this annual report.

         3.   Exhibits

    Exhibit Number                Description

         3(a)(1)   Restated Certificate of Incorporation
                   (Exhibit 3.1 of the Company's Registration
                   Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

         3(a)(2) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 3(a)(2) of the Company's Registration Statement on Form S-4, File No. 33-31043, incorporated by reference herein)

         3(a)(3)   Certificate of Amendment to Restated
                   Certificate of Incorporation (Exhibit 28 of the Company's Registration Statement on Form
                   S-8, File No. 33-38491, incorporated by
                   reference herein)

         3(a)(4)   Certificate of Amendment to Restated
                   Certificate of Incorporation

         3(b)      By-Laws, as amended

         4(a) Loan Agreement dated December 7, 1990 by and between the Company and Fleet National Bank, as agent, and certain other financial institutions (Exhibit 4(a) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

         4(b)      Note and Stock Purchase Agreement dated
                   July 31, 1985, among the Company, the
                   Prudential Insurance Company of Amer
                   ("Prudential") and Teachers Insurance and
                   Annuity Association of America ("Teachers")
                   (Exhibit 4.6 of the Company's Registration
                   Statement on Form S-1, File No. 33-23988, incorporated by reference herein)

         4(c) Letter Agreement dated June 10, 1987 between the Company and Teachers (Exhibit 19.2 of the Company's Form 10-Q for the Quarter ended June 30, 1987 incorporated by reference herein)

         4(d) Letter Agreement dated October 2, 1989 between the Company and Teachers (Exhibit 4(c) of the Company's Form 8-K for the event dated November 1, 1989 incorporated by reference herein)

         4(e) Letter Agreement dated June 10, 1987 between the Company and Prudential (Exhibit 19.3 of the Company's Form 10-Q for the Quarter ended June 30, 1987 incorporated by reference herein)

         4(f) Letter Agreement dated October 2, 1989 between the Company and Prudential (Exhibit 4(d) of the Company's Form 8-K for the event dated November 1, 1989 incorporated by reference herein)

         4(g)      Letter Agreement dated March 20, 1990
                   between the Company and Prudential (Exhibit
                   4(g) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

         4(h)      Letter Agreement dated March 20, 1990
                   between the Company and Teachers (Exhibit
                   4(h) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

         4(i) Letter Agreement dated December 7, 1990 between the Company and Prudential (Exhibit 4(i) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

         4(j) Letter Agreement dated December 7, 1990 between the Company and Teachers (Exhibit 4(j) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

         4(k) Amendment Agreement dated February 27, 1992 between the Company and Prudential (Exhibit 4(k) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

         4(l) Amendment Agreement dated February 27, 1992 between the Company and Teachers (Exhibit 4(l) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

         4(m) Facilities dated December 19, 1991 between WIL and Ulster Investment Bank Limited (Exhibit 4(m) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

         4(n) Registration Rights Agreement dated as of August 12, 1985 by and among the Company, Teachers, Prudential, Narragansett First Fund, Thomas M. Duff, John L. Dings, Alex Holder, Calvin Hughes, and Frank McGuire (Exhibit 4.7 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

         4(o) Loan Agreement between South Carolina Jobs - Economic Development Authority (the "Authority") and the Company dated as of December 1, 1990 (Exhibit 4(n) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

         4(p) First Supplemental Loan Agreement between the Authority and the Company dated as of April 1, 1991 (Exhibit 4(a) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

         4(q)      Note Purchase Agreement dated as of June 14,
                   1991 between the Company and the Purchasers named in Schedule I thereto (Exhibit 4(b) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

         4(r) Rights Agreement dated as of August 6, 1991 between the Company and First Chicago Trust
                   Company of New York, as Rights Agent
                   (Exhibit 1 to the Company's Form 8-K dated as of August 6, 1991 incorporated by reference herein)

         4(s) Loan Agreement between the Authority and the Company, dated as of June 1, 1992 (Exhibit 4(u) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

         4(t) Note Purchase Agreement between the Company and Teachers dated July 28, 1992 (Exhibit 4(v) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

         4(u) Loan Agreement between the Authority and the Company, dated as of December 1, 1992
                   (Exhibit 4(w) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

         4(v) Promissory Note dated May 15, 1992 of the Company to the City of Florence, SC (Exhibit 4(x) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

         4(w) Loan note participations with the Sumitomo Bank, Limited, dated July 27, 1992, Buliner Handels-und Frankfurter Bank dated June 15, 1992, Banco di Napoli dated September 14, 1992, Istituto Bancario San Paolo di Torino S.p.A. dated January 4, 1992, Continental Bank N.A. dated November 26, 1991 (Exhibit 4(y) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

         4(x) Promissory Note dated August 9, 1993 of the Company to First Fidelity Bank, National Bank (Exhibit 4(z) of the Company's Form 10-Q for the quarter ended September 30, 1993 incorporated by reference herein)

         4(y)      Commercial Purpose Loan Note dated August
                   11, 1993 to Chemical Bank New Jersey,
                   National Association

         4(z)      Promissory Note dated June 18, 1993 of the
                   Company to Fleet National Bank

         Executive Compensation Plans and Arrangements

         10(a) Wellman, Inc. 1985 Incentive Stock Option Plan, as amended (Exhibit 4(a) of the Company's Registration Statement on Form S-8/S-3, File No. 33-17196, incorporated by reference herein)

         10(b)(1)  Employment Agreement dated as of January 1,
                   1990 between the Company and Thomas M. Duff
                   (Exhibit 10(e) of the Company's Form 10-K for the year ended December 31, 1989 incorporated by reference herein)

         10(b)(2) Amendment to Employment Agreement dated as of January 1, 1993 between the Company and Thomas M. Duff (Exhibit 19 to the Company's Form 10-Q for the quarter ended March 31, 1993 incorporated by reference herein)

         10(c)(1) Employment Agreement dated as of January 1, 1990 between the Company and Clifford J. Christenson (Exhibit 10(f) of the Company's Form 10-K for the year ended December 31, 1989 incorporated by reference herein)

         10(c)(2) First Amendment to Employment Agreement dated as of January 1, 1993 between the Company and Clifford J. Christenson (Exhibit 10(c)(2) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

         10(d) Service Agreement dated as of June 26, 1991 between Wellman International Investments Limited and Charles William Beckwith (Ehibit 10(g) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

         10(e)     Employment Agreement dated as of October 1,
                   1991 between the Company and James P. Casey
                   (Ehibit 10(j) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

         10(f)     Employment Agreement dated as of April 1,
                   1992 between the Company and Paul D. Apostol
                   (Exhibit 10(f) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

         10(g)     Directors Stock Option Plan dated as of
                   December 2, 1991 (Exhibit 4(a) of the
                   Company's Registration Statement on Form
                   S-8, File No. 33-44822 incorporated by
                   reference herein)

         10(h)     Management Incentive Compensation Plan

         10(i)     Summary of Executive Life Insurance Plan
                   (Exhibit 10.22 of the Company's Registration
                   Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

         10(j)(1) Amended and Restated Restricted Stock Agreement dated November 17, 1988 between the Company and Peter H. Conze (Exhibit 10(x)(1) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

         10(j)(2) Amended and Restated Restricted Stock Agreement dated December 5, 1988 between the Company and Richard F. Heitmiller (Exhibit 10(x)(2) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

         10(j)(3) Restricted Stock Agreement dated March 31, 1989 between the Company and Jonathan M. Nelson (Exhibit 10(w)(4) of the Company's Registration Statement on Form S-4, File No. 33-31043, incorporated by reference herein)

         10(j)(4) Restricted Stock Agreement dated March 31, 1989 between the Company and Roger A. Vandenberg (Exhibit 10(w)(5) of the Company's Registration Statement on Form S-4, File No. 33-31043, incorporated by reference herein)

         10(j)(5) Restricted Stock Agreement dated as of August 9, 1990 between the Company and Allan
                   R. Dragone (Exhibit 10(x)(5) of the
                   Company's Form 10-K for the year ended
                   December 31, 1990 incorporated by reference herein)

         10(j)(6) Restricted Stock Agreement dated as of August 9, 1990 between the Company and Raymond C. Tower (Exhibit 10(x)(6) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

         10(j)(7)  Restricted Stock Agreement dated September
                   21, 1993 between the Company and James E.
                   Rogers

         Other Material Agreements

         10(k)     Environmental Agreement dated as of
                   August 8, 1985, by and among the Company, Arthur O. Wellman, Jr., and Edward R. Sacks (Exhibit 10.12 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

         10(l)     Post-Closing Escrow Agreement dated
                   August 12, 1985 by and among the Company, Arthur O. Wellman, Jr., Edward R. Sacks and certain other parties (Exhibit 10.2 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

         10(m)     Guarantee of indebtedness of Wellman Fibers
                   Limited to National Westminster Bank PLC
                   (Exhibit 10(r) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

         10(n) Letter Agreement, relating to certain environmental matters, dated August 17, 1987, by and among FI, HCC and Celanese (Exhibit 10.3 of FI's Registration Statement on Form S-1, File No. 33-20626, incorporated herein by reference)

         10(o) Trademark Assignment and License, dated January 28, 1988, by and among FI, HCC and Celanese (Exhibit 10.14 of FI's Registration Statement on Form S-1, File No. 33-20626, incorporated herein by reference)

         18        Letter of Ernst & Young re change in
                   accounting principles

         21        Subsidiaries of the Company

         23(a)     Consent of Ernst & Young

         23(b)     Consent of KPMG Stokes Kennedy Crowley

         99        Report of KPMG Stokes Kennedy Crowley

    (b)  Reports on Form 8-K

         None.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1994.

                                  WELLMAN, INC.


                                  By /s/ Thomas M. Duff
                                         President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 24, 1994.

    Signatures                    Title

/s/ Thomas M. Duff                President, Chief Executive Officer
    Thomas M. Duff                and Director (Principal Executive
                                  Officer)

/s/ Keith R. Phillips             Vice President, Chief Financial
    Keith R. Phillips             Officer and Treasurer (Principal
                                  Financial Officer)

/s/ Mark J. Rosenblum             Vice President, Controller
    Mark J. Rosenblum             (Principal Accounting Officer)

/s/ C. William Beckwith           Director
    C. William Beckwith

/s/ Peter H. Conze                Director
    Peter H. Conze

/s/ Allan R. Dragone              Director
    Allan R. Dragone

/s/ Richard F. Heitmiller         Director
    Richard F. Heitmiller

/s/ Jonathan M. Nelson            Director
    Jonathan M. Nelson

/s/ James E. Rogers               Director
    James E. Rogers

/s/ Raymond C. Tower              Director
    Raymond C. Tower

/s/ Roger A. Vandenberg           Director
    Roger A. Vandenberg

                            EXHIBIT INDEX

  Exhibit Number           Description

    3(a)(1)     Restated Certificate of Incorporation
                (Exhibit 3.1 of the Company's
                Registration Statement on Form
                S-1, File No. 33-13458,
                incorporated by reference herein)

    3(a)(2)     Certificate of Amendment to Restated
                Certificate of Incorporation
                (Exhibit 3(a)(2) of the
                Company's Registration Statement
                on Form S-4, File No. 33-31043,
                incorporated by reference herein)

    3(a)(3)     Certificate of Amendment to Restated
                Certificate of Incorporation
                (Exhibit 28 of the Company's
                Registration Statement on Form
                S-8, File No. 33-38491,
                incorporated by reference herein)

    3(a)(4)     Certificate of Amendment to Restated
                Certificate of Incorporation

    3(b)        By-Laws, as amended

    4(a)        Loan Agreement dated December 7, 1990
                by and between the Company and
                Fleet National Bank, as agent,
                and certain other financial
                institutions (Exhibit 4(a) of
                the Company's Form 10-K for the
                year ended December 31, 1990
                incorporated by reference herein)

    4(b)        Note and Stock Purchase Agreement
                dated July 31, 1985, among the
                Company, the Prudential
                Insurance Company of America
                ("Prudential") and Teachers
                Insurance and Annuity
                Association of America
                ("Teachers") (Exhibit 4.6 of the
                Company's Registration Statement
                on Form S-1, File No. 33-23988,
                incorporated by reference herein)

  Exhibit Number           Description

    4(c)        Letter Agreement dated June 10, 1987
                between the Company and Teachers
                (Exhibit 19.2 of the Company's
                Form 10-Q for the Quarter ended
                June 30, 1987 incorporated by
                reference herein)

    4(d)        Letter Agreement dated October 2,
                1989 between the Company and
                Teachers (Exhibit 4(c) of the
                Company's Form 8-K for the event
                dated November 1, 1989
                incorporated by reference herein)

    4(e)        Letter Agreement dated June 10, 1987
                between the Company and
                Prudential (Exhibit 19.3 of the
                Company's Form 10-Q for the
                Quarter ended June 30, 1987
                incorporated by reference herein)

    4(f)        Letter Agreement dated October 2, 1989
                between the Company and
                Prudential (Exhibit 4(d) of the
                Company's Form 8-K for the event
                dated November 1, 1989
                incorporated by reference herein)

    4(g)        Letter Agreement dated March 20, 1990
                between the Company and
                Prudential (Exhibit 4(g) of the
                Company's Form 10-K for the year
                ended December 31, 1991
                incorporated by reference herein)

    4(h)        Letter Agreement dated March 20, 1990
                between the Company and Teachers
                (Exhibit 4(h) of the Company's
                Form 10-K for the year ended
                December 31, 1991 incorporated
                by reference herein)

    4(i)        Letter Agreement dated December 7, 1990
                between the Company and
                Prudential (Exhibit 4(i) of the
                Company's Form 10-K for the year
                ended December 31, 1991
                incorporated by reference herein)

  Exhibit Number           Description

    4(j)        Letter Agreement dated December 7, 1990
                between the Company and Teachers
                (Exhibit 4(j) of the Company's
                Form 10-K for the year ended
                December 31, 1991 incorporated
                by reference herein)

    4(k)        Amendment Agreement dated February 27,
                1992 between the Company and
                Prudential (Exhibit 4(k) of the
                Company's Form 10-K for the year
                ended December 31, 1991
                incorporated by reference herein)

    4(l)        Amendment Agreement dated February 27,
                1992 between the Company and
                Teachers (Exhibit 4(l) of the
                Company's Form 10-K for the year
                ended December 31, 1991
                incorporated by reference herein)

    4(m)        Facilities dated December 19, 1991
                between WIL and Ulster
                Investment Bank Limited (Exhibit
                4(m) of the Company's Form 10-Q
                for the quarter ended June 30,
                1992 incorporated by reference
                herein)

    4(n)        Registration Rights Agreement dated
                as of August 12, 1985 by and
                among the Company, Teachers,
                Prudential, Narragansett First
                Fund, Thomas M. Duff, John L.
                Dings, Alex Holder, Calvin
                Hughes, and Frank McGuire
                (Exhibit 4.7 of the Company's
                Registration Statement on Form
                S-1, File No. 33-13458,
                incorporated by reference herein)

    4(o)        Loan Agreement between South Carolina
                Jobs - Economic Development
                Authority (the "Authority") and
                the Company dated as of December
                1, 1990 (Exhibit 4(n) of the
                Company's Form 10-K for the year
                ended December 31, 1990
                incorporated by reference herein)

  Exhibit Number           Description

    4(p)        First Supplemental Loan Agreement
                between the Authority and the
                Company dated as of April 1,
                1991 (Exhibit 4(a) of the
                Company's Form 10-Q for the
                quarter ended June 30, 1991
                incorporated by reference herein)

    4(q)        Note Purchase Agreement dated as of
                June 14, 1991 between the
                Company and the Purchasers named
                in Schedule I thereto (Exhibit
                4(b) of the Company's Form 10-Q
                for the quarter ended June 30,
                1991 incorporated by reference
                herein)

    4(r)        Rights Agreement dated as of
                August 6, 1991 between the
                Company and First Chicago Trust
                Company of New York, as Rights
                Agent (Exhibit 1 to the
                Company's Form 8-K dated as of
                August 6, 1991 incorporated by
                reference herein)

    4(s)        Loan Agreement between the Authority
                and the Company, dated as of
                June 1, 1992 (Exhibit 4(u) of
                the Company's Form 10-Q for the
                quarter ended June 30, 1992
                incorporated by reference herein)

    4(t)        Note Purchase Agreement between the
                Company and Teachers dated July
                28, 1992 (Exhibit 4(v) of the
                Company's Form 10-Q for the
                quarter ended June 30, 1992
                incorporated by reference herein)

    4(u)        Loan Agreement between the Authority
                and the Company, dated as of
                December 1, 1992 (Exhibit 4(w)
                of the Company's Form 10-K for
                the year ended December 31, 1992
                incorporated by reference herein)

  Exhibit Number           Description

    4(v)        Promissory Note dated May 15, 1992
                of the Company to the City of
                Florence, SC (Exhibit 4(x) of
                the Company's Form 10-K for the
                year ended December 31, 1992
                incorporated by reference herein)

    4(w)        Loan note participations with the
                Sumitomo Bank, Limited, dated
                July 27, 1992, Buliner
                Handels-und Frankfurter Bank
                dated June 15, 1992, Banco di
                Napoli dated September 14, 1992,
                Istituto Bancario San Paolo di
                Torino S.p.A. dated January 4,
                1992, Continental Bank N.A.
                dated November 26, 1991 (Exhibit
                4(y) of the Company's Form 10-K
                for the year ended December 31,
                1992 incorporated by reference
                herein)

    4(x)        Promissory Note dated August 9, 1993
                of the Company to First Fidelity
                Bank, National Bank (Exhibit
                4(z) of the Company's Form 10-Q
                for the quarter ended September
                30, 1993 incorporated by
                reference herein)

    4(y)        Commercial Purpose Loan Note dated
                August 11, 1993 to Chemical Bank
                New Jersey, National Association

    4(z)        Promissory Note dated June 18, 1993
                of the Company to Fleet National
                Bank

Executive Compensation Plans and Arrangements

    10(a)       Wellman, Inc. 1985 Incentive Stock
                Option Plan, as amended (Exhibit
                4(a) of the Company's
                Registration Statement on Form
                S-8/S-3, File No. 33-17196,
                incorporated by reference herein)

  Exhibit Number           Description

    10(b)(1)    Employment Agreement dated as of
                January 1, 1990 between the
                Company and Thomas M. Duff
                (Exhibit 10(e) of the Company's
                Form 10-K for the year ended
                December 31, 1989 incorporated
                by reference herein)

    10(b)(2)    Amendment to Employment Agreement
                dated as of January 1, 1993
                between the Company and Thomas
                M. Duff (Exhibit 19 to the
                Company's Form 10-Q for the
                quarter ended March 31, 1993
                incorporated by reference herein)

    10(c)(1)    Employment Agreement dated as of
                January 1, 1990 between the
                Company and Clifford J.
                Christenson (Exhibit 10(f) of
                the Company's Form 10-K for the
                year ended December 31, 1989
                incorporated by reference herein)

    10(c)(2)    First Amendment to Employment Agreement
                dated as of January 1, 1993
                between the Company and Clifford
                J. Christenson (Exhibit 10(c)(2)
                of the Company's Form 10-K for
                the year ended December 31, 1992
                incorporated by reference herein)

    10(d)       Service Agreement dated as of
                June 26, 1991 between Wellman
                International Investments
                Limited and Charles William
                Beckwith (Ehibit 10(g) of the
                Company's Form 10-K for the year
                ended December 31, 1991
                incorporated by reference herein)

    10(e)       Employment Agreement dated as of
                October 1, 1991 between the
                Company and James P. Casey
                (Ehibit 10(j) of the Company's
                Form 10-K for the year ended
                December 31, 1991 incorporated
                by reference herein)

  Exhibit Number           Description

    10(f)       Employment Agreement dated as of
                April 1, 1992 between the
                Company and Paul D. Apostol
                (Exhibit 10(f) of the Company's
                Form 10-K for the year ended
                December 31, 1992 incorporated
                by reference herein)

    10(g)       Directors Stock Option Plan dated
                as of December 2, 1991 (Exhibit
                4(a) of the Company's
                Registration Statement on Form
                S-8, File No. 33-44822
                incorporated by reference herein)

    10(h)       Management Incentive Compensation Plan

    10(i)       Summary of Executive Life Insurance
                Plan (Exhibit 10.22 of the
                Company's Registration Statement
                on Form S-1, File No. 33-13458,
                incorporated by reference herein)

    10(j)(1)    Amended and Restated Restricted Stock
                Agreement dated November 17,
                1988 between the Company and
                Peter H. Conze (Exhibit 10(x)(1)
                of the Company's Form 10-K for
                the year ended December 31, 1990
                incorporated by reference herein)

    10(j)(2)    Amended and Restated Restricted Stock
                Agreement dated December 5, 1988
                between the Company and Richard
                F. Heitmiller (Exhibit 10(x)(2)
                of the Company's Form 10-K for
                the year ended December 31, 1990
                incorporated by reference herein)

    10(j)(3)    Restricted Stock Agreement dated
                March 31, 1989 between the
                Company and Jonathan M. Nelson
                (Exhibit 10(w)(4) of the
                Company's Registration Statement
                on Form S-4, File No. 33-31043,
                incorporated by reference herein)

  Exhibit Number           Description

    10(j)(4)    Restricted Stock Agreement dated
                March 31, 1989 between the
                Company and Roger A. Vandenberg
                (Exhibit 10(w)(5) of the
                Company's Registration Statement
                on Form S-4, File No. 33-31043,
                incorporated by reference herein)

    10(j)(5)    Restricted Stock Agreement dated as
                of August 9, 1990 between the
                Company and Allan R. Dragone
                (Exhibit 10(x)(5) of the
                Company's Form 10-K for the year
                ended December 31, 1990
                incorporated by reference herein)

10(j)(6)        Restricted Stock Agreement dated as
                of August 9, 1990 between the
                Company and Raymond C. Tower
                (Exhibit 10(x)(6) of the
                Company's Form 10-K for the year
                ended December 31, 1990
                incorporated by reference herein)

    10(j)(7)    Restricted Stock Agreement dated
                September 21, 1993 between the
                Company and James E. Rogers

Other Material Agreements

    10(k)       Environmental Agreement dated as of
                August 8, 1985, by and among the
                Company, Arthur O. Wellman, Jr.,
                and Edward R. Sacks (Exhibit
                10.12 of the Company's
                Registration Statement on Form
                S-1, File No. 33-13458,
                incorporated by reference herein)

    10(l)       Post-Closing Escrow Agreement dated
                August 12, 1985 by and among the
                Company, Arthur O. Wellman, Jr.,
                Edward R. Sacks and certain
                other parties (Exhibit 10.2 of
                the Company's Registration
                Statement on Form S-1, File No.
                33-13458, incorporated by
                reference herein)

  Exhibit Number           Description

    10(m)       Guarantee of indebtedness of Wellman
                Fibers Limited to National
                Westminster Bank PLC (Exhibit
                10(r) of the Company's Form 10-K
                for the year ended December 31,
                1991 incorporated by reference
                herein)

    10(n)       Letter Agreement, relating to certain
                environmental matters, dated
                August 17, 1987, by and among
                FI, HCC and Celanese (Exhibit
                10.3 of FI's Registration
                Statement on Form S-1, File No.
                33-20626, incorporated herein by
                reference)

    10(o)       Trademark Assignment and License,
                dated January 28, 1988, by and
                among FI, HCC and Celanese
                (Exhibit 10.14 of FI's
                Registration Statement on Form
                S-1, File No. 33-20626,
                incorporated herein by reference)

    18          Letter of Ernst & Young regarding
                change in accounting principles

    21          Subsidiaries of the Company

    23(a)       Consent of Ernst & Young

    23(b)       Consent of KPMG Stokes Kennedy Crowley

    99          Report of KPMG Stokes Kennedy Crowley