Form 10-Q
period 1994-03-31
WELLMAN INC
filed 1994-05-12
CIK 812708

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-15899


                               WELLMAN, INC.
         _______________________________________________________
          (Exact name of registrant as specified in its charter)

                  Delaware                               04-1671740
   ___________________________________               ___________________

     State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)               Identification No.)

                  1040 Broad Street, Shrewsbury, NJ 07702

                 (Address of principal executive offices)

                              (908) 542-7300
          ______________________________________________________
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No _

     As of May 6, 1994, there were 32,901,601 shares of the registrant's common stock, $.001 par value, issued and outstanding.

                                WELLMAN, INC.

                                   INDEX



                                                                  Page  No.

Part I - Financial Information

     Item 1 - Financial Statements

          Condensed Consolidated Statements of Income -
               For the three months ended March 31, 1994 and 1993. . . . . 2

          Condensed Consolidated Balance Sheets -
               March 31, 1994 and December 31, 1993. . . . . . . . . . . . 3

          Consolidated Statements of Stockholders Equity . . . . . . . . . 4

          Condensed Consolidated Statements of Cash Flows -
               For the three months ended March 31, 1994 and 1993. . . . . 5

          Notes to Condensed Consolidated Financial
               Statements. . . . . . . . . . . . . . . . . . . . . . . 6 - 7

     Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . .  8 - 10

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . .  11- 13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                                WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)


                                                         Three Months
                                                        Ended March 31,
                                                      1994          1993

Net sales                                           $222,577      $207,968
Cost of sales                                        178,694       158,385
                                                    --------      --------
  Gross profit                                        43,883        49,583

Selling, general and administrative
  expenses                                            20,713        20,113
                                                    --------      --------
Operating income                                      23,170        29,470

Interest expense, net                               (  3,704)     (  4,900)

Gain on sale of Wellstar (Note 6)                         --        12,386
                                                    --------      --------
Earnings before income taxes                          19,466        36,956

Provision for income taxes                             8,176        15,152
                                                    --------      --------
Net earnings before cumulative effect of changes
  in accounting principles                            11,290        21,804

Cumulative effect of changes in accounting
  principles, net of income taxes (Note 2)                --        (9,010)
                                                    --------      --------
Net earnings                                        $ 11,290      $ 12,794
                                                    ========      ========
Earnings per common share:
  Before cumulative effect of changes
    in accounting principles                           $0.34         $0.66
  Cumulative effect of changes in accounting
    principles                                            --         (0.27)
                                                    --------      --------
Net earnings per common share                          $0.34         $0.39
                                                    ========      ========

Average common shares (Note 3)                        33,013        32,825


         See notes to condensed consolidated financial statements.





                                    -2-

                               WELLMAN, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1994 AND DECEMBER 31, 1993
                         (In thousands of dollars)

                                  ASSETS
                                                  1994            1993

Current assets:
   Cash and cash equivalents                 $   21,805       $   18,751
   Accounts receivable, less allowance
       of $4,232 in 1993 and $4,044 in 1994     108,853           96,599
   Inventories (Note 4)                         115,288          133,391
   Prepaid expenses and other current assets      5,651            4,995
                                              ---------        ---------
      Total current assets                      251,597          253,736
Property, plant and equipment, at cost:
   Land, buildings and improvements              96,487           94,652
   Machinery and equipment                      503,434          489,516
                                              ---------        ---------
                                                599,921          584,168
   Less accumulated depreciation                174,100          163,627
                                              ---------        ---------
      Net property, plant and equipment         425,821          420,541
Cost in excess of net assets acquired, net      307,219          309,395
Other assets, net                                28,518           31,575
                                              ---------        ---------
                                             $1,013,155       $1,015,247
                                              =========        =========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $   44,281       $   51,882
  Accrued liabilities                            22,823           26,763
  Taxes on income                                 7,739              256
  Deferred taxes on income                          482              482
  Current portion of long-term debt              18,618           18,594
                                              ---------        ---------
      Total current liabilities                  93,943           97,977

Long-term debt                                  283,588          294,173
Deferred taxes on income and other              116,736          116,591
                                              ---------        ---------
      Total liabilities                         494,267          508,741

Stockholders' equity:
  Common stock, $.001 par value; 55,000,000
   shares authorized, 32,780,018  shares issued and
   outstanding in 1993, 32,881,529 in 1994           33               33

  Paid-in capital                               217,037          215,179
  Foreign currency translation adjustments          972               96
  Retained earnings                             300,846          291,198
                                              ---------        ---------
      Total stockholders' equity                518,888          506,506
                                              ---------        ---------
                                             $1,013,155       $1,015,247
                                              =========        =========

         See notes to condensed consolidated financial statements.
                                    -3-

                                    WELLMAN, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Dollar amounts in thousands)



                                                                                  Currency
                                                    Common Stock       Paid-in    Translation    Retained
                                                 Shares      Amount    Capital    Adjustments    Earnings      Total

Balance at December 31, 1992 . . . . . . . .   32,523,650      $33    $210,180       $7,416      $265,639    $483,268
Exercise of stock options. . . . . . . . . .       54,748                  674                                    674
Contribution of common stock to employee
   stock ownership and benefit plans . . . .      200,286                4,065                                  4,065
Issuance of restricted stock . . . . . . . .        1,334                   26                                     26
Tax effect of exercise of stock options. . .                               234                                    234
Currency translation adjustments . . . . . .                                         (7,320)                   (7,320)
Net earnings . . . . . . . . . . . . . . . .                                                       31,444      31,444
Cash dividends . . . . . . . . . . . . . . .                                                       (5,885)     (5,885)
                                               ----------       --     -------        -----       -------     -------
Balance at December 31, 1993 . . . . . . . .   32,780,018      $33    $215,179       $   96      $291,198    $506,506
Exercise of stock options. . . . . . . . . .        7,500                  106                                    106
Contribution of common stock to employee
   stock ownership and benefit plans . . . .       94,011                1,752                                  1,752
Currency translation adjustments . . . . . .                                            876                       876
Net earnings . . . . . . . . . . . . . . . .                                                       11,290      11,290
Cash dividends . . . . . . . . . . . . . . .                                                       (1,642)     (1,642)
                                               ----------       --     -------        -----       -------     -------
Balance at March 31, 1994. . . . . . . . . .   32,881,529      $33    $217,037       $  972      $300,846    $518,888
                                               ==========       ==     =======        =====       =======     =======


See notes to consolidated financial statements.

                                    WELLMAN, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (In thousands)




                                                             1994          1993
Cash flows from operating activities:
  Net earnings                                            $11,290       $12,794
  Adjustments to reconcile net earnings to net
      cash provided by operating activities:
    Cumulative effect of changes
       in accounting principles (Note 2)                                  9,010
    Depreciation                                           10,780        10,108
    Amortization                                            3,410         3,735
    Deferred taxes on income                                  449        (1,722)
    Gain on sale of Wellstar                                  --        (12,386)
    Changes in assets and liabilities                       5,196       ( 7,846)
                                                           ------        ------
  Net cash provided from operating activities              31,125        13,693

Cash flows from investing activities:
  Additions to property, plant, and equipment             (17,202)      (15,056)
  Sale of investment in Wellstar (Note 6)                     --         33,000
  Decrease in restricted cash                               1,438         2,018
                                                           ------        ------
  Net cash provided by (used in) investing activities     (15,764)       19,962

Cash flows from financing activities:
  Repayments of long-term debt                            (10,694)      (19,811)
  Dividends paid on common stock                          ( 1,642)      (   977)
                                                           ------        ------
  Net cash used in financing activities                   (12,336)      (20,788)

Effect of exchange rate changes on cash
  and cash equivalents                                         29      (    191)
                                                           ------        ------
Increase in cash and cash equivalents                       3,054        12,676
Cash and cash equivalents at beginning of period           18,751         1,749
                                                           ------        ------

  Cash and cash equivalents at end of period              $21,805       $14,425
                                                           ======        ======

Supplemental cash flow data:
  Cash paid during the period for:
    Interest expense                                      $ 3,023       $ 3,132
    Income taxes                                          $   587       $   413


             See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

  The accompanying unaudited Condensed Consolidated Financial Statements are subject to year-end audit and do not purport to be a complete presentation inasmuch as all note disclosures required under generally accepted accounting principles are not included. Reference is made to the Company's Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission on March 24, 1994.

  The results of operations for the three month periods are not necessarily indicative of those for the full year.

  In the opinion of management, the accompanying unaudited financial statements include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the periods indicated.

2.   Accounting Change

  Environmental Liabilities

  During 1993, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) issued EITF Abstract No. 93-5, "Accounting for Environmental Liabilities" (EITF 93-5). The Company adopted the provisions of EITF 93-5 in its 1993 Consolidated Financial Statements effective January 1, 1993.
  EITF 93-5 provides that an environmental liability should be evaluated independently from any potential claim for recovery (a two-event approach) and that the loss arising from the recognition of an environmental liability should be reduced only when a claim for recovery is probable of realization. Current accounting standards provide a general presumption that disputed claims for recovery are not probable of realization. Under practice prior to the issuance of EITF 93-5, some companies, including the Company, offset reasonably possible recoveries against probable losses. As a result of the issuance of EITF 93-5, this accounting treatment is no longer permitted.
  The cumulative effect as of January 1, 1993 of adopting the provisions of EITF 93-5 was a charge to net earnings for the three months ended March 31, 1993 of $6,820,000 ($0.20 per share), net of the related income tax effect of $4,180,000.

  Inventory Valuation

  During 1993, the Company changed its method of applying the lower of cost or market rule to certain slow-moving and discontinued waste raw material inventory which is valued using the LIFO dollar value method. In prior years, the Company used the aggregate method in applying the lower of cost or market rule to such inventories and in 1993 changed to the item-by-item method.
  The Company believes the new method of accounting is preferable because it provides a better matching of costs and revenue and results in a more conservative valuation of slow-moving and discontinued waste raw material inventory.
  The cumulative effect as of January 1, 1993 of this change in accounting is a charge to net earnings for the three months ended March 31, 1993 of $2,190,000 ($0.07 per share), net of the related income tax effect of $1,342,000.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




3.   Earnings Per Common Share

  Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding.

4.   Inventories

         Inventories consist of the following (in thousands):

                                               March 31,       December 31,
                                                 1994              1993

   Finished and semi-finished goods            $ 46,021        $  53,083
   Raw materials                                 61,545           72,723
   Supplies                                      12,604           12,467
                                                -------          -------
                                                120,170          138,273
   Less adjustments of certain inventories
     to a LIFO basis                              4,882            4,882
                                                -------          -------
                                               $115,288         $133,391
                                                =======          =======

5.  Commitments and Contingencies

  The Company's operations are subject to extensive and changing federal and state environmental regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental and cleanup-related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its non-capital expenditures related to environmental matters will range between $13,000,000 and $25,000,000. Such expenditures are expected to occur over a significant number of future years. In connection with these expenditures, the Company has accrued $15,500,000 at March 31, 1994, representing management's best estimate of probable non-capital environmental expenditures. In addition, capital expenditures aggregating approximately $10,000,000 to $15,000,000 may be required over the next several years related to currently existing environmental matters.

6.   Investments in unconsolidated partially-owned companies

  In March 1993, the Company sold its ownership interest in Wellstar Holding B.V. for a total consideration of $33,000,000. The transaction resulted in a net gain, before applicable income taxes, of approximately $12,386,000. The sale of Wellstar increased first quarter 1993 net earnings by approximately $7,300,000, or $0.22 per share.

                                   WELLMAN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

  The Company is obligated to remediate environmental problems which existed at some of its manufacturing facilities prior to their acquisition by the Company. The Company has escrow funds and indemnification agreements with the prior owners of these facilities, which may result in reimbursement of a significant portion of the environmental liabilities. However, as discussed above, the new accounting standards generally permit companies to record only uncontested claims for reimbursement of environmental liabilities. As of January 1, 1993, the change in accounting for environmental liabilities resulted in an after-tax cumulative effect charge of $6.8 million ($0.20 per share), net of the related income tax effect of $4.2 million. See Note 2 to the Condensed Consolidated Financial Statements.

  During 1993, the Company changed its method of applying the lower of cost or market rule to certain slow-moving and discontinued waste raw material inventory which is valued using the last in-first out (LIFO) dollar value method. In prior years, the Company used the aggregate method in applying the lower of cost or market rule to such inventories and in 1993 changed to the item-by-item method. The Company believes the new method of accounting is preferable because it provides a better matching of costs and revenue and results in a more conservative valuation of the slow-moving and discontinued waste raw material inventory. As of January 1, 1993, the change in accounting for certain slow-moving and discontinued inventory resulted in an after-tax cumulative effect charge of $2.2 million ($0.07 per share), net of income tax effect of $1.3 million. See Note 2 to the Condensed Consolidated Financial Statements.


Three months ended March 31, 1994 compared to the three months ended March 31, 1993

  Net sales for the three months ended March 31, 1994 were $222.6 million compared to $208.0 million for the three months ended March 31, 1993. Sales at the Company's domestic Fibers Division increased as a result of higher sales volumes which more than offset lower fiber selling prices. At Wellman International Limited (WIL), Wellman's Irish subsidiary, sales in U.S. dollars increased due to an increase in sales volumes which was slightly offset by the unfavorable impact of the decrease in value of the Irish punt against the U.S. dollar. Sales at the Manufactured Products Group(MPG) increased in the first quarter of 1994 compared to the first quarter of 1993 due to increased direct wool sales activities at the Wool Division and increased sales volumes at the Engineering Resins Division which was slightly offset by lower sales at Creative Forming, Inc. (CFI).





                                      -8-
                                 WELLMAN, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


  Gross profit for the three months ended March 31, 1994 was $43.9 million, or approximately 19.7% of sales, compared to $49.6 million, or approximately 23.8% of sales for the three months ended March 31, 1993. Gross profit at the Company's fiber businesses decreased due to lower fiber selling prices, which more than offset higher sales volumes and lower unit costs. Lower unit costs were the result of decreased spending and lower raw material purchase costs at the Company's waste-based fiber businesses. Gross profit at the MPG decreased due primarily to lower gross profit at CFI which more than offset higher gross profit at the Wool Division.

  Selling, general and administrative expenses were $20.7 million, or approximately 9.3% of sales for the three months ended March 31, 1994, compared to $20.1 million, or approximately 9.7% of sales for the three months ended March 31, 1993.

  As a result of the foregoing, operating income was $23.2 million for the three months ended March 31, 1994 compared to $29.5 million for the same period of 1993.

  Net interest expense for the three months ended March 31, 1994 was $3.7 million compared to $4.9 million for the three months ended March 31, 1993. The decline was primarily the result of the decrease in the Company's weighted average interest rate on outstanding borrowings and to a lesser extent a decrease in outstanding borrowings.

  In the first quarter of 1993, the Company sold its ownership interest in Wellstar for $33.0 million, resulting in a pre-tax gain of $12.4 million. The sale increased first quarter 1993 net earnings by $7.3 million, or approximately $.22 per share.

  As a result of the foregoing, net earnings in the first quarter of 1994 were $11.3 million, or $.34 per share, compared to $12.8 million, or $.39 per share, for the first quarter of 1993. As discussed above, net earnings for the three months ended March 31, 1993 were adversely affected by after-tax charges of $9.0 million due to cumulative effect of changes in accounting principles.

Outlook

  In the first quarter of 1994, demand for Wellman's domestic polyester fibers remained strong, while sales prices, which declined significantly during 1993, began to stabilize. Certain favorable market developments, including modest declines in polyester fiber imports and upward pressure on chemical feedstocks, also began to emerge. As a result, Wellman has begun to implement price increases on certain domestic polyester staple products during the second quarter of 1994. Although such price increases, if maintained, may help recover profits lost when selling prices declined last year, the Company believes chemical feedstock costs may also increase in the second half of 1994.

Liquidity and Capital Resources

  The Company generated cash from operations of $31.1 million for the three months ended March 31, 1994 compared to $13.7 million for the three months ended March 31, 1993. The increase in cash from operations was primarily the result of a reduction of inventories which was slightly offset by increases in other working capital requirements.

                                WELLMAN, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


  Net cash used in investing activities amounted to $15.8 million in the first three months of 1994, compared to net cash provided by investing activities of $20.0 million in the first three months of 1993. Investing activities in 1993 included $33.0 million of proceeds from the sale of Wellstar. Capital spending amounted to $17.2 million in 1994 compared to $15.1 million in 1993.

  Net cash used in financing activities amounted to $12.3 million for the first three months of 1994 compared to $20.8 million for the first three months of 1993. A portion of the proceeds from the sale of Wellstar was used to repay debt during the 1993 period.

  The Company's financing arrangements contain normal financial and restrictive covenants, including restrictions on the payment of dividends and requirements with respect to working capital, net worth, and debt to capitalization.

  The Company's capital investment program includes approximately $90.0 million in planned capital expenditures in 1994. The exact amount and timing of the capital spending is difficult to predict, however, as certain projects may extend into 1995 or beyond depending upon equipment delivery and construction schedules. Wellman completed the expansions of polyester yarn production and PET sheet extrusion capacity and the start-up of a new solid-stating unit to produce PET bottle resin in the first quarter of 1994. The 1994 capital plan includes expansion of monomer and PET resin production capacity and continued equipment upgrades at the Company's domestic fiber operations.

 The Company believes that the financial resources available to it, including approximately $66.0 million available at March 31, 1994 under its $176.8 million bank credit facility, approximately $10.9 million of restricted cash resulting from the issuance of economic development revenue bonds (included in "Other assets, net" in the Company's balance sheet and earmarked to recycling-related capital expenditures) and internally generated funds, will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements.

                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          4 (a)(1) Restated Certificate of Incorporation (Exhibit 3.1 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

          4 (a)(2) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 3(a)(2) of the Company's Registration Statement on Form S-4, File No. 33-31043, incorporated by reference herein)

          4 (a)(3) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 28 of the Company's Registration Statement on Form S-8, File No. 33-38491, incorporated by reference herein)

          4 (a)(4) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 3 (a)(4) of the Company's Form 10-K for the year ended December 31, 1993, incorporated by reference herein)

          4 (b) By-Laws, as amended (Exhibit 3(b) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

          4 (c) Loan Agreement dated December 7, 1990 by and between the Company and Fleet National Bank, as agent, and certain other financial institutions (Exhibit 4(a) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

          4 (d) Note and Stock Purchase Agreement dated July 31, 1985, among the Company, the Prudential Insurance Company of America ("Prudential") and Teachers Insurance and Annuity Association of America ("Teachers") (Exhibit 4.6 of the Company's Registration Statement on Form S-1, File No. 33-23988, incorporated by reference herein)

          4 (e) Letter Agreement dated June 10, 1987 between the Company and Teachers (Exhibit 19.2 of the Company's Form 10-Q for the quarter ended June 30, 1987 incorporated by reference herein)

          4 (f) Letter Agreement dated October 2, 1989 between the Company and Teachers (Exhibit 4(c) of the Company's Form 8-K for the event dated November 1, 1989 incorporated by reference herein)

          4 (g) Letter Agreement dated June 10, 1987 between the Company and Prudential (Exhibit 19.3 of the Company's Form 10-Q for the quarter ended June 30, 1987 incorporated by reference herein)

          4 (h) Letter Agreement dated October 2, 1989 between the Company and Prudential (Exhibit 4(d) of the Company's Form 8-K for the event dated November 1, 1989 incorporated by reference herein)

Item 6.  Exhibits and Reports on Form 8-K (con't)

     (a)  Exhibits (con't)

          4 (i) Letter Agreement dated March 20, 1990 between the Company and Prudential (Exhibit 4(g) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

          4 (j) Letter Agreement dated March 20, 1990 between the Company and Teachers (Exhibit 4(h) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

          4 (k) Letter Agreement dated December 7, 1990 between the Company and Prudential (Exhibit 4(i) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

          4 (l) Letter Agreement dated December 7, 1990 between the Company and Teachers (Exhibit 4(j) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

          4 (m) Amendment Agreement dated February 27, 1992 between the Company and Prudential (Exhibit 4(k) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

          4 (n) Amendment Agreement dated February 27, 1992 between the Company and Teachers (Exhibit 4(l) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

          4 (o) Facilities dated December 19, 1991 between WIL and Ulster Investment Bank Limited (Exhibit 4(m) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

          4 (p) Registration Rights Agreement dated as of August 12, 1985 by and among the Company, Teachers, Prudential, Narragansett First Fund, Thomas M. Duff, John L. Dings, Alex Holder, Calvin Hughes, and Frank McGuire (Exhibit 4.7 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

          4 (q) Loan Agreement between South Carolina Jobs - Economic Development Authority (the "Authority") and the Company dated as of December 1, 1990 (Exhibit 4(n) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

          4 (r) First Supplemental Loan Agreement between the Authority and the Company dated as of April 1, 1991 (Exhibit 4(a) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

          4 (s) Note Purchase Agreement dated as of June 14, 1991 between the Company and the Purchasers named in Schedule I thereto (Exhibit 4(b) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

Item 6.  Exhibits and Reports on Form 8-K (con't)

     (a)  Exhibits (con't)

          4 (t) Rights Agreement dated as of August 6, 1991 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 1 to the Company's Form 8-K dated as of August 6, 1991 incorporated by reference herein)

          4 (u) Loan Agreement between the Authority and the Company, dated as of June 1, 1992 (Exhibit 4(u) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

          4 (v) Note Purchase Agreement between the Company and Teachers dated July 28, 1992 (Exhibit 4 (v) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

          4 (w) Loan Agreement between the Authority and the Company, dated as of December 1, 1992 (Exhibit 4 (w) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

          4 (x) Promissory Note dated May 15, 1992 of the Company to the City of Florence, SC (Exhibit 4 (x) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

          4 (y) Loan note participations with the Sumitomo Bank, Limited, dated July 27, 1992, Buliner Handels-und Frankfurter Bank dated June 15, 1992, Banco di Napoli dated September 14, 1992, Istituto Bancario San Paolo di Torino S.p.A. dated January 4, 1992, Chemical Bank New Jersey, National Association dated January 26, 1993, Continental Bank N.A. dated November 26, 1991 (Exhibit 4 (y) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

          4 (z) Promissory Note dated August 9, 1993 of the Company to First Fidelity Bank, National Bank (Exhibit 4 (z) of the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated by reference herein)

          4 (aa) Commercial Purpose Loan Note dated August 11, 1993 to Chemical Bank, New Jersey, National Association (Exhibit 4
                     (y) of the Company's Form 10-K for the year ended December 31, 1993, incorporated by reference herein)

          4 (bb) Promissory Note dated June 18, 1993 of the Company to Fleet National Bank (Exhibit 4 (z) of the Company's Form 10-K for the year ended December 31, 1993, incorporated by reference herein)


     (b)  Reports on Form 8-K

          None



                                      -13-
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               WELLMAN, INC.



Dated May 12, 1994                           By /s/ Keith R. Phillips
                                             Keith R. Phillips
                                             Vice President, Chief Financial
                                             Officer, Treasurer (Principal
                                             Financial Officer)





Dated May 12, 1994                           By /s/ Mark J. Rosenblum
                                             Mark J. Rosenblum
                                             Vice President-Controller
                                             (Principal Accounting Officer)























                                      -14-