Form 10-Q
period 1994-06-30
WELLMAN INC
filed 1994-08-15
CIK 812708

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-15899

                                  WELLMAN, INC.

              (Exact name of registrant as specified in its charter)

                     Delaware                               04-1671740



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

     As of August 5, 1994, there were 32,948,054 shares of the registrant's common stock, $.001 par value, issued and outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                       Page  No.
PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

        Condensed Consolidated Statements of Income -
             For the three and six months ended June 30, 1994 and 1993 . . . . 2

        Condensed Consolidated Balance Sheets -
             June 30, 1994 and December 31, 1993 . . . . . . . . . . . . . . . 3

        Condensed Consolidated Statements of Cash Flows -
             For the six months ended June 30, 1994 and 1993 . . . . . . . . . 4

        Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . 5

        Notes to Condensed Consolidated Financial
             Statements. . . . . . . . . . . . . . . . . . . . . . . . . . 6 - 8

   ITEM 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . .9 - 12

PART II - OTHER INFORMATION

   ITEM 4 - Submission of Matters to a Vote of Security Holders. . . . . . . .13

   SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

   ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 15 - 17

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                         THREE MONTHS          SIX MONTHS
                                         ENDED JUNE 30,       ENDED JUNE 30,
                                       ------------------   ------------------
                                         1994      1993       1994      1993
                                       --------  --------   --------  --------
Net sales                              $229,805  $214,005   $452,382  $421,973

Cost of sales                           176,615   167,959    355,309   326,344
                                       --------  --------   --------  --------

Gross profit                             53,190    46,046     97,073    95,629

Selling, general and administrative
  expenses                               21,838    20,425     42,551    40,538
                                       --------  --------   --------  --------

Operating income                        31,352     25,621     54,522    55,091

Interest expense, net                    3,607      3,955      7,311     8,855

Gain on sale of Wellstar (Note 6)           --         --         --    12,386
                                       --------  --------   --------  --------

Earnings before income taxes            27,745     21,666     47,211    58,622

Provision for income taxes (Note 2)     11,653      8,883     19,829    24,035
                                       --------  --------   --------  --------

Net earnings before cumulative effect
  of changes in accounting principles   16,092     12,783     27,382    34,587

Cumulative effect of changes in
  accounting principles, net of income
  taxes (Note 2)                            --         --         --    (9,010)
                                       --------  --------   --------  --------

Net earnings                           $ 16,092  $ 12,783   $ 27,382  $ 25,577
                                       ========  ========   ========  ========

Earnings per common share:
  Before cumulative effect of changes
    in accounting principles           $    .48  $    .39   $    .83  $   1.05

  Cumulative effect of changes in
    accounting principles                    --        --         --      (.27)
                                       --------  --------   --------  --------

Net earnings per common share          $    .48  $    .39   $    .83  $    .78
                                       ========  ========   ========  ========

Weighted average common
  shares (Note 3)                        33,310    32,923     33,178    32,874
                                       ========  ========   ========  ========

            See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                     JUNE 30,     DECEMBER 31,
                                                       1994           1993
                                                   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $     15,039   $     18,751
   Accounts receivable, less allowance
     of $4,124 in 1994 and $4,232 in 1993               108,990         96,599
   Inventories (Note 4)                                 116,422        133,391
   Prepaid expenses and other current assets             10,109          4,995
                                                   ------------   ------------
      Total current assets                              250,560        253,736
Property, plant and equipment, at cost:
   Land, buildings and improvements                      97,755         94,652
   Machinery and equipment                              522,950        489,516
                                                   ------------   ------------
                                                        620,705        584,168
   Less accumulated depreciation                        186,043        163,627
                                                   ------------   ------------
      Net property, plant and equipment                 434,662        420,541
Cost in excess of net assets acquired, net              305,044        309,395
Other assets, net                                        25,488         31,575
                                                   ------------   ------------
                                                   $  1,015,754   $  1,015,247
                                                   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $     48,844   $     51,882
   Accrued liabilities                                   27,002         27,019
   Taxes on income          -                               874             --
   Deferred taxes on income                                 482            482
   Current portion of long-term debt                     23,015         18,594
                                                   ------------   ------------
      Total current liabilities                         100,217         97,977

Long-term debt                                          261,429        294,173
Deferred taxes on income                                 81,417         82,067
Other liabilities                                        35,435         34,524
                                                   ------------   ------------
      Total liabilities                                 478,498        508,741

Stockholders' equity:
  Common stock, $.001 par value; 55,000,000
    shares authorized, 32,928,773 shares
    issued and outstanding in 1994 and
    32,780,018 in 1993                                       33             33
   Paid-in capital                                      218,030        215,179
   Foreign currency translation adjustments               4,226             96
   Retained earnings                                    314,967        291,198
                                                   ------------   ------------
      Total stockholders' equity                        537,256        506,506
                                                   ------------   ------------
                                                   $  1,015,754   $  1,015,247
                                                   ============   ============

            See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (In thousands)

                                                         1994           1993
                                                      ---------      ---------
Cash flows from operating activities:
  Net earnings                                        $  27,382      $  25,577
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Cumulative effect of changes in accounting
      principles (Note 2)                                    --          9,010
    Depreciation                                         21,748         20,320
    Amortization                                          6,869          7,435
    Deferred taxes on income                               (768)         3,624
    Gain on sale of Wellstar                                 --        (12,386)
    Changes in assets and liabilities                     5,514       ( 23,890)
                                                      ---------      ---------

  Net cash provided from operating activities            60,745         29,690

Cash flows from investing activities:
  Businesses acquired                                        --         (8,780)
  Additions to property, plant, and equipment           (35,902)       (43,746)
  Sale of investment in Wellstar (Note 6)                    --         33,000
  Decrease in restricted cash                             3,639          6,028
                                                      ---------      ---------

  Net cash used in investing activities                 (32,263)       (13,498)

Cash flows from financing activities:
  Repayments of long-term debt                          (28,709)        (3,092)
  Dividends paid on common stock                         (3,613)        (2,612)
                                                      ---------      ---------

  Net cash used in financing activities                 (32,322)        (5,704)

Effect of exchange rate changes on cash
  and cash equivalents                                      128           (465)
                                                      ---------      ---------

Increase (decrease) in cash and cash equivalents         (3,712)        10,023
Cash and cash equivalents at beginning of period         18,751          1,749
                                                      ---------      ---------

Cash and cash equivalents at end of period            $  15,039      $  11,772
                                                      =========      =========

Supplemental cash flow data:
  Cash paid during the period for:
    Interest expense                                  $   8,865      $   9,749
    Income taxes                                      $  20,120      $  21,019

            See notes to condensed consolidated financial statements.

                                                WELLMAN, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (Dollar amounts in thousands)



                                          COMMON STOCK                 CURRENCY
                                       ------------------   PAID-IN   TRANSLATION  RETAINED
                                        SHARES     AMOUNT   CAPITAL   ADJUSTMENTS  EARNINGS    TOTAL
                                       ----------  ------  ---------  -----------  ---------  ---------
Balance at December 31, 1992           32,523,650   $ 33   $ 210,180   $  7,416    $ 265,639  $ 483,268
Exercise of stock options                  54,748                674                                674
Contribution of common stock
  to employee stock ownership
  and benefit plans                       200,286              4,065                              4,065
Issuance of restricted stock                1,334                 26                                 26


Tax effect of exercise of
  stock options                                                  234                                234
Currency translation adjustments                                         (7,320)                 (7,320)
Net earnings                                                                          31,444     31,444
Cash dividends                                                                        (5,885)    (5,885)
                                       ----------  ------  ---------  -----------  ---------  ---------

Balance at December 31, 1993           32,780,018   $ 33   $ 215,179   $     96    $ 291,198  $ 506,506
Exercise of stock options                  19,760                309                                309
Contribution of common stock to
   employee stock ownership and
   benefit plans                          128,995              2,542                              2,542
Currency translation adjustments                                          4,130                   4,130
Net earnings                                                                          27,382     27,382
Cash dividends                                                                        (3,613)    (3,613)
                                       ----------  ------  ---------  -----------  ---------  ---------

Balance at June 30, 1994               32,928,773   $ 33   $ 218,030   $  4,226    $ 314,967  $ 537,256
                                       ==========  ======  =========  ===========  =========  =========






                    See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Information for the three and six months ended
                       June 30, 1994 and 1993 is unaudited)


1.  BASIS OF PRESENTATION

        The financial statements are subject to year-end audit and do not purport to be a complete presentation inasmuch as all note disclosures required under generally accepted accounting principles are not included. Reference is made to the Company's Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission on March 24, 1994.

        The results of operations for the three and six month periods are not necessarily indicative of those for the full year.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements are presented on a basis consistent with the audited statements, and all adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial position and the results of operations for the periods indicated, have been reflected.

2.  ACCOUNTING CHANGES

    Environmental Liabilities

        During 1993, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) issued EITF Abstract No. 93-5, "Accounting for Environmental Liabilities" (EITF 93-5). The Company adopted the provisions of EITF 93-5 in its 1993 Consolidated Financial Statements effective
    January 1, 1993.
        EITF 93-5 provides that an environmental liability should be evaluated independently from any potential claim for recovery (a two-event approach) and that the loss arising from the recognition of an environmental liability should be reduced only when a claim for recovery is probable of realization. Current accounting standards provide a general presumption that disputed claims for recovery are not probable of realization. Under practice prior to the issuance of EITF 93-5, some companies, including the Company, offset reasonably possible recoveries against probable losses. As a result of the issuance of EITF 93-5, this accounting treatment is no longer permitted.
    The cumulative effect as of January 1, 1993 of adopting the provisions of EITF 93-5 was a charge to net earnings for the six months ended June 30, 1993 of $6,820,000 ($0.20 per share), net of the related income tax effect of $4,180,000.

                                   WELLMAN, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Information for the three and six months ended
                       June 30, 1994 and 1993 is unaudited)


    Inventory Valuation

        During 1993, the Company changed its method of applying the lower of cost or market rule to certain slow-moving and discontinued waste raw material inventory which is valued using the LIFO dollar value method. In prior years, the Company used the aggregate method in applying the lower of cost or market rule to such inventories and in 1993 changed to the item-by-item method.
        The Company believes the new method of accounting is preferable because it provides a better matching of costs and revenue and results in a more conservative valuation of slow-moving and discontinued waste raw material inventory.
        The cumulative effect as of January 1, 1993 of this change in accounting is a charge to net earnings for the six months ended June 30, 1993 of $2,190,000 ($0.07 per share), net of the related income tax effect of $1,342,000.

3.  EARNINGS PER COMMON SHARE

        Earnings per common share is based on the weighted average number of common and common equivalent shares outstanding.

4.  INVENTORIES

        Inventories consist of the following (in thousands):

                                          June 30,          December 31,
                                            1994                1993
                                         ---------           ---------
    Finished and semi-finished goods     $  42,965           $  53,083
    Raw materials                           61,748              72,723
    Supplies                                13,091              12,467
                                         ---------           ---------

                                           117,804             138,273
    Less adjustments of certain
      inventories to a LIFO basis            1,382               4,882
                                         ---------           ---------

                                         $ 116,422           $ 133,391

                                   WELLMAN, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Information for the three and six months ended
                       June 30, 1994 and 1993 is unaudited)


5.  COMMITMENTS AND CONTINGENCIES

        The Company's operations are subject to extensive and changing federal and state environmental regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental and cleanup-related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can reasonably be estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its non-capital expenditures related to environmental matters will range between $13,000,000 and $25,000,000. Such expenditures are expected to occur over a significant number of future years. In connection with these expenditures, the Company has accrued $17,200,000 at June 30, 1994, representing managements's best estimate of probable non-capital environmental expenditures. In addition, capital expenditures aggregating approximately $10,000,000 to $15,000,000 may be required over the next several years related to currently existing environmental matters.

6.  INVESTMENTS IN UNCONSOLIDATED PARTIALLY-OWNED COMPANIES

        In March 1993, the Company sold its ownership interest in Wellstar Holding B.V. for a total consideration of $33,000,000. The transaction resulted in a gain, before applicable income taxes, of approximately $12,386,000. The sale of Wellstar increased first half 1993 net earnings by approximately $7,300,000, or $0.22 per share.

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

    During 1993, the Company changed its method of applying the lower of cost or market rule to certain slow-moving and discontinued waste raw material inventory which is valued using the last in-first out (LIFO) dollar value method. In prior years, the Company used the aggregate method in applying the lower of cost or market rule to such inventories and in 1993 changed to the item-by-item method. The Company believes the new method of accounting is preferable because it provides a better matching of costs and revenue and results in a more conservative valuation of the slow-moving and discontinued waste raw material inventory. As of January 1, 1993, this change in accounting for certain slow-moving and discontinued inventory resulted in an after-tax cumulative effect charge of $2.2 million ($0.07 per share), net of income tax effect of $1.3 million. See Note 2 to the Condensed Consolidated Financial Statements.

THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1993

    Net sales for the three months ended June 30, 1994 were $229.8 million compared to $214.0 million for the three months ended June 30, 1993. Sales at the Company's domestic Fibers Division increased as a result of higher polyester sales volumes, which more than offset lower polyester selling prices for certain products. Higher volumes were partially the result of the recently completed expansion of polyester yarn capacity during the first quarter of 1994. At Wellman International Limited (WIL), Wellman's Irish subsidiary, sales increased due to an increase in sales volumes. Sales at the Manufactured Products Group
(MPG) increased in the second quarter of 1994 compared to the second quarter of 1993 due to continued strong demand for wool and engineering resins products, which offset lower Polymer Division sales. The 1993 Polymer Division sales were higher than the 1994 sales due to the diversion of polymer volumes from internal to external customers. At New England CRInc (CRInc), sales decreased due to lower construction revenues offset slightly by higher material recovery facility
(MRF) operating revenues.

    Gross profit for the three months ended June 30, 1994 was $53.2 million, or approximately 23.1% of sales, compared to $46.0 million, or approximately 21.5% of sales for the three months ended June 30, 1993. Gross profit at the Company's fiber businesses increased due to higher sales volumes and lower unit costs, which more than offset lower fiber selling prices. Lower unit costs were the result of decreased spending and lower raw material purchase costs primarily at the Company's waste-based fiber businesses. Gross profit at the MPG increased due to higher gross profit at the Polymer Products Division and at the Wool Division, which was partially offset by lower gross profit at Creative Forming, Inc. (CFI). The Polymer Products increase was due to higher selling prices, resulting from the sale of solid-stated products, which more than offset higher unit costs and lower sales volumes.

    Selling, general and administrative expenses were $21.8 million, or approximately 9.5% of sales for the three months ended June 30, 1994, compared to $20.4 million, or approximately 9.5% of sales for the three months ended June 30, 1993.

    As a result of the foregoing, operating income was $31.4 million for the three months ended June 30, 1994 compared to $25.6 million for the same period of 1993.

    Net interest expense for the three months ended June 30, 1994 was $3.6 million compared to $4.0 million for the three months ended June 30, 1993. The decline was due to a decrease in outstanding borrowings in the United States and in Ireland.

    As a result of the foregoing, net earnings for the second quarter of 1994 were $16.1 million, or $0.48 per share, compared to $12.8 million, or $0.39 per share for the second quarter of 1993.

SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1993

    Net sales for the six months ended June 30, 1994 were $452.4 million compared to $422.0 million for the six months ended June 30, 1993. Sales at the Company's domestic Fibers Division increased due to higher polyester sales volumes, which more than offset lower polyester selling prices. Higher domestic volumes were the result of strong demand and the aforementioned expansion of polyester yarn capacity. At WIL, sales in U.S. dollars increased primarily due to an increase in sales volumes, which were partially offset by the unfavorable impact of the decline in value of the Irish punt against the U.S. dollar.

Sales at the MPG increased in the first six months of 1994 compared to the first six months of 1993 due to continued strong demand for wool and engineering resins products, partially offset by lower sales at the Polymer Products Division. Sales at CRInc. decreased due to lower construction revenues offset slightly by higher MRF operating revenues.

    Gross profit for the six months ended June 30, 1994 was $97.1 million, or approximately 21.5% of sales, compared to $95.6 million, or approximately 22.7% of sales for the six months ended June 30, 1993. Gross profit at the Company's fibers businesses increased due to the aforementioned increased sales volumes and lower unit costs, which more than offset lower selling prices. Gross profit at the MPG increased due to higher gross profits at the Polymer Products Division and Wool Division, which more than offset a decline in gross profit at CFI.

    Selling, general and administrative expenses amounted to $42.6 million, or approximately 9.4% of sales for the first six months of 1994 compared to $40.5 million, or approximately 9.6% of sales for the first six months of 1993.

    As a result of the foregoing operating income was $54.5 million for the first half of 1994, compared to $55.1 million for the first half of 1993.

    Net interest expense was $7.3 million in the first six months of 1994 compared to $8.9 million in the first six months of 1993. The decrease was due to a reduction in outstanding borrowings in Ireland and, to a lesser extent, in the United States.

    In the first quarter of 1993, the Company sold its ownership interest in Wellstar for $33.0 million, resulting in a pre-tax gain of $12.4 million. The sale increased net earnings in the first half of 1993 by $7.3 million, or approximately $.22 per share.

    As discussed above, net earnings for the six months ended June 30, 1993 were adversely affected by after-tax charges of $9.0 million due to the cumulative effect of changes in accounting principles. As a result of the foregoing, net earnings in the first half of 1994 were $27.4 million, or $.83 per share, compared to $25.6 million, or $.78 per share, for the first half of 1993.

OUTLOOK

    The favorable developments which emerged in the first half of 1994, including strong polyester fiber demand, more expensive and less available cotton, and higher foreign chemical feedstock costs put upward pressure on domestic polyester fiber selling prices. Recent polyester fiber price increases and those expected later in the year will reduce the impact of increases in the Company's chemical feedstock costs in the third and fourth quarters of 1994.

    In June, 1994 Wellman announced plans to increase capacity at its polyester fiber and PET bottle resin businesses as part of a $500 million, five-year capital investment program. The Company's program includes process improvements and capacity expansion at certain facilities in the U.S. and in Ireland.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash from operations of $60.7 million for the six months ended June 30, 1994 compared to $29.7 million for the six months ended June 30, 1993. The increase in cash from operations was primarily the result of a reduction of inventories and to a lesser extent, net decreases in other working capital requirements.

    Net cash used in investing activities amounted to $32.3 million in the first six months of 1994, compared to $13.5 million in the first six months of 1993. In 1993, investing activities included $33.0 million of proceeds from the sale of Wellstar. Capital spending amounted to $35.9 million in 1994 compared to $43.7 million in 1993.

    Net cash used in financing activities amounted to $32.3 million for the first six months of 1994 compared to $5.7 million for the first six months of 1993 reflecting higher net repayments of long-term debt.

    The Company's financing arrangements contain normal financial and restrictive covenants, including restrictions on the payment of dividends and requirements with respect to working capital, net worth, and the ratio of debt to capitalization.

    The Company's capital investment program includes approximately $90.0 million in planned capital expenditures in 1994. (See "Outlook" section for future capital expenditure plans.) The exact amount and timing of the capital spending is difficult to predict, however, as certain projects may extend into 1995 or beyond depending upon equipment delivery and construction schedules. Wellman completed the expansion of polyester yarn production capacity and the start-up of a new solid-stating unit to produce PET bottle resin in the first quarter of 1994. The 1994 capital plan includes funds for the expansion of monomer and PET resin production capacity and continued equipment upgrades at the Company's domestic fiber operations.

    The Company believes that the financial resources available to it, including approximately $70.0 million available at June 30, 1994 under its $145.0 million bank credit facility, approximately $8.7 million of restricted cash resulting from the issuance of economic development revenue bonds (included in "Other assets, net" in the Company's balance sheet and earmarked for recycling-related capital expenditures) and internally generated funds will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements.

                            PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a)  The Annual Meeting of Stockholders was held on May 17, 1994.

   (b)  Not applicable.

   (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

        1. The nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

                                                          Against/
               Name                        For            Withheld
               ----                        ---            --------
               Thomas M. Duff           24,650,621         867,056

               C. William Beckwith      24,644,097         873,580

               Peter H. Conze           24,641,577         876,100

               Allan R. Dragone         24,644,782         872,895

               Richard F. Heitmiller    24,648,343         869,334

               Jonathan M. Nelson       24,657,665         860,012

               James E. Rogers          24,659,759         857,918

               Raymond C. Tower         24,654,158         863,519

               Roger A. Vandenberg      24,658,064         859,613

        2. The proposal to approve certain amendments to the Company's 1985 Incentive Stock Option Plan, including the increase by 1,500,000 of the number of shares of Common Stock issuable pursuant to the Plan, received the following votes: 20,114,006 votes cast for, 1,167,174 votes cast against, 720,528 abstentions and 3,515,969 broker nonvotes.

        3. The proposal to ratify the selection by the Board of Directors of Ernst & Young as independent auditors to audit the Company's books and accounts for the fiscal year ending December 31, 1994 received the following votes: 25,354,924 votes cast for, 95,533 votes cast against, 67,220 abstentions, and no broker nonvotes.

        4. The stockholder proposal to request the Board of Directors to redeem the shareholder rights issued on August 6, 1991 unless the issue is approved by the majority of stockholders received the following votes: 11,879,536 votes cast for, 10,048,722 votes cast against, 73,450 abstentions, and 3,515,969 broker nonvotes.

   (d) Not applicable.

                                     SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WELLMAN, INC.



Dated August 11, 1994                           By /s/ Keith R. Phillips
      ---------------                           ------------------------
                                                Keith R. Phillips
                                                Vice President, Chief Financial
                                                Officer, Treasurer (Principal
                                                Financial Officer)





Dated August 11, 1994                           By /s/ Mark J. Rosenblum
      ---------------                           ------------------------
                                                Mark J. Rosenblum
                                                Vice President-Controller
                                                (Principal Accounting Officer)

                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

      4 (a)(1) Restated Certificate of Incorporation (Exhibit 3.1 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

      4 (a)(2) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 3(a)(2) of the Company's Registration Statement on Form S-4, File No. 33-31043, incorporated by reference herein)

      4 (a)(3) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 28 of the Company's Registration Statement on Form S-8, File No. 33-38491, incorporated by reference herein)

      4 (b) By-Laws, as amended (Exhibit 3(b) of the Company's Form 10-K for the year ended December 31, 1989 incorporated by reference herein)

      4 (c) Loan Agreement dated December 7, 1990 by and between the Company and Fleet National Bank, as agent, and certain other financial institutions (Exhibit 4(a) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

      4 (d) Note and Stock Purchase Agreement dated July 31, 1985, among the Company, the Prudential Insurance Company of America ("Prudential") and Teachers Insurance and Annuity Association of America ("Teachers") (Exhibit 4.6 of the Company's Registration Statement on Form S-1, File No. 33-23988, incorporated by reference herein)

      4 (e) Letter Agreement dated June 10, 1987 between the Company and Teachers (Exhibit 19.2 of the Company's Form 10-Q for the quarter ended June 30, 1987 incorporated by reference herein)

      4 (f) Letter Agreement dated October 2, 1989 between the Company and Teachers (Exhibit 4(c) of the Company's Form 8-K for the event dated November 1, 1989 incorporated by reference herein)

      4 (g) Letter Agreement dated June 10, 1987 between the Company and Prudential (Exhibit 19.3 of the Company's Form 10-Q for the quarter ended June 30, 1987 incorporated by reference herein)

      4 (h) Letter Agreement dated October 2, 1989 between the Company and Prudential (Exhibit 4(d) of the Company's Form 8-K for the event dated November 1, 1989 incorporated by reference herein)

      4 (i) Letter Agreement dated March 20, 1990 between the Company and Prudential (Exhibit 4(g) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

      4 (j) Letter Agreement dated March 20, 1990 between the Company and Teachers (Exhibit 4(h) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      4 (k) Letter Agreement dated December 7, 1990 between the Company and Prudential (Exhibit 4(i) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

      4 (l) Letter Agreement dated December 7, 1990 between the Company and Teachers (Exhibit 4(j) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

      4 (m) Amendment Agreement dated February 27, 1992 between the Company and Prudential (Exhibit 4(k) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

      4 (n) Amendment Agreement dated February 27, 1992 between the Company and Teachers (Exhibit 4(l) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

      4 (o) Facilities dated December 19, 1991 between WIL and Ulster Investment Bank Limited (Exhibit 4(m) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

      4 (p) Registration Rights Agreement dated as of August 12, 1985 by and among the Company, Teachers, Prudential, Narragansett First Fund, Thomas M. Duff, John L. Dings, Alex Holder, Calvin Hughes, and Frank McGuire (Exhibit 4.7 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

      4(q) Loan Agreement between South Carolina Jobs - Economic Development Authority (the "Authority") and the Company dated as of December 1, 1990 (Exhibit 4(n) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

      4 (r) First Supplemental Loan Agreement between the Authority and the Company dated as of April 1, 1991 (Exhibit 4(a) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

      4 (s) Note Purchase Agreement dated as of June 14, 1991 between the Company and the Purchasers named in Schedule I thereto (Exhibit 4(b) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

      4 (t) Rights Agreement dated as of August 6, 1991 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 1 to the Company's Form 8-K dated as of August 6, 1991 incorporated by reference herein)

      4 (u) Loan Agreement between the Authority and the Company, dated as of June 1, 1992 (Exhibit 4(u) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

      4 (v) Note Purchase Agreement between the Company and Teachers dated July 28, 1992 (Exhibit 4 (v) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      4 (w) Loan Agreement between the Authority and the Company, dated as of December 1, 1992 (Exhibit 4 (w) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

      4 (x) Promissory Note dated May 15, 1992 of the Company to the City of Florence, SC (Exhibit 4 (x) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

      4 (y)(1) Loan note participations with the Sumitomo Bank, Limited, dated July 27, 1992, Burliner Handels-und Frankfurter Bank dated June 15, 1992, Istituto Bancario San Paolo di Torino S.p.A. dated January 4, 1992, Continental Bank N.A. dated November 26, 1991 (Exhibit 4(y) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

      4 (y)(2) Loan note participations with the Banco di Napoli dated February 17, 1994, First Fedility Bank, N.A. dated June 13, 1994, Chemical Bank New Jersey, National Association dated June 13, 1994, Midlantic National Bank dated March 15, 1994

      4 (z) Promissory Note dated June 18, 1993 of the Company to Fleet National Bank (Exhibit 4(z) of the Company's Form 10-K for the year ended December 31, 1993, incorporated by reference herein)

      4 (aa)    Promissory Note dated May 13, 1994 to Fleet National Bank

    (b)  Reports on Form 8-K

   None