Form 10-Q
period 1994-09-30
WELLMAN INC
filed 1994-11-10
CIK 812708

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

     As of November 4, 1994, there were 33,169,804 shares of the registrant's common stock, $.001 par value, issued and outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                       Page  No.
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

        Condensed Consolidated Statements of Income -
             For the three and nine months ended September 30, 1994 and 1993 . 2

        Condensed Consolidated Balance Sheets -
             September 30, 1994 and December 31, 1993. . . . . . . . . . . . . 3

        Condensed Consolidated Statements of Stockholders' Equity. . . . . . . 4

        Condensed Consolidated Statements of Cash Flows -
             For the nine months ended September 30, 1994 and 1993 . . . . . . 5

        Notes to Condensed Consolidated Financial Statements . . . . . . . 6 - 8

   ITEM 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . .9 - 11

PART II - OTHER INFORMATION

   ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 12 - 13

   SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                         THREE MONTHS        NINE MONTHS
                                       ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                       ------------------   ------------------
                                         1994      1993       1994      1993
                                       --------  --------   --------  --------
Net sales                              $232,955  $210,151   $685,337  $632,124

Cost of sales                           180,361   168,557    535,670   494,901
                                       --------  --------   --------  --------

Gross profit                             52,594    41,594    149,667   137,223

Selling, general and administrative
  expenses                               20,629    21,282     63,180    61,820
                                       --------  --------   --------  --------

Operating income                         31,965    20,312     86,487    75,403

Interest expense, net                     3,027     3,862     10,338    12,717

Gain on sale of Wellstar                    --         --         --    12,386
                                       --------  --------   --------  --------
Earnings before income taxes and
 cumulative effect of changes in
 accounting principles                   28,938    16,450     76,149    75,072

Income taxes                             11,621     9,394     31,450    33,430
                                       --------  --------   --------  --------

Earnings before cumulative effect
  of changes in accounting principles    17,317     7,056     44,699    41,642

Cumulative effect of changes in
  accounting principles, net of
  income taxes                               --        --         --    (9,010)
                                       --------  --------   --------  --------

Net earnings                           $ 17,317  $  7,056   $ 44,699  $ 32,632
                                       ========  ========   ========  ========

Earnings per common share:
  Before cumulative effect of changes
    in accounting principles           $   0.52  $   0.21   $   1.34  $   1.27

  Cumulative effect of changes in
    accounting principles                    --        --         --     (0.27)
                                       --------  --------   --------  --------

  Net earnings per common share        $   0.52  $   0.21   $   1.34  $   1.00
                                       ========  ========   ========  ========

Average common shares                    33,535    32,923     33,331    32,861
                                       ========  ========   ========  ========

            See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1994            1993
                                                   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $     18,688   $     18,751
   Accounts receivable, less allowance
     of $4,172 in 1994 and $4,232 in 1993               116,846         96,599
   Inventories                                          119,234        133,391
   Prepaid expenses and other current assets              6,871          4,995
                                                   ------------   ------------
      Total current assets                              261,639        253,736
Property, plant and equipment, at cost:
   Land, buildings and improvements                     100,605         94,652
   Machinery and equipment                              536,879        489,516
                                                   ------------   ------------
                                                        637,484        584,168
   Less accumulated depreciation                        196,763        163,627
                                                   ------------   ------------
      Property, plant and equipment, net                440,721        420,541
Cost in excess of net assets acquired, net              303,289        309,395
Other assets, net                                        22,869         31,575
                                                   ------------   ------------
                                                   $  1,028,518   $  1,015,247
                                                   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $     44,482   $     51,882
   Accrued liabilities                                   30,190         27,019
   Deferred income taxes                                    482            482
   Current portion of long-term debt                     20,115         18,594
                                                   ------------   ------------
      Total current liabilities                          95,269         97,977
Long-term debt                                          258,181        294,173
Deferred income taxes                                    81,888         82,067
Other liabilities                                        35,925         34,524
                                                   ------------   ------------
      Total liabilities                                 471,263        508,741
Stockholders' equity:
  Common stock, $.001 par value; 55,000,000
    shares authorized, 33,111,709 shares
    issued and outstanding in 1994 and
    32,780,018 in 1993                                       33             33
   Paid-in capital                                      221,553        215,179
   Foreign currency translation adjustments               5,376             96
   Retained earnings                                    330,293        291,198
                                                   ------------   ------------
      Total stockholders' equity                        557,255        506,506
                                                   ------------   ------------
                                                   $  1,028,518   $  1,015,247
                                                   ============   ============

            See notes to condensed consolidated financial statements.

                                                WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (In thousands, except share data)



                                          COMMON STOCK                 CURRENCY
                                       ------------------   PAID-IN   TRANSLATION  RETAINED
                                        SHARES     AMOUNT   CAPITAL   ADJUSTMENTS  EARNINGS    TOTAL
                                       ----------  ------  ---------  -----------  ---------  ---------
Balance at December 31, 1992           32,523,650   $ 33   $ 210,180   $  7,416    $ 265,639  $ 483,268
Net earnings                                                                          31,444     31,444
Cash dividends ($0.18 per share)                                                      (5,885)    (5,885)
Exercise of stock options                  54,748                674                                674
Contribution of common stock
  to employee stock ownership
  and benefit plans                       200,286              4,065                              4,065
Issuance of restricted stock                1,334                 26                                 26
Tax effect of exercise of
  stock options                                                  234                                234
Currency translation adjustments                                         (7,320)                 (7,320)
                                       ----------  ------  ---------  -----------  ---------  ---------

Balance at December 31, 1993           32,780,018   $ 33   $ 215,179   $     96    $ 291,198  $ 506,506
Net earnings                                                                          44,699     44,699
Cash dividends ($0.17 per share)                                                      (5,604)    (5,604)
Exercise of stock options                 177,854              3,106                              3,106
Contribution of common stock to
   employee stock ownership and
   benefit plans                          153,170              3,246                              3,246
Issuance of restricted stock                  667                 22                                 22
Currency translation adjustments                                          5,280                   5,280
                                       ----------  ------  ---------  -----------  ---------  ---------

Balance at September 30, 1994          33,111,709   $ 33   $ 221,553   $  5,376    $ 330,293  $ 557,255
                                       ==========  ======  =========  ===========  =========  =========


                    See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (In thousands)

                                                         1994           1993
                                                      ---------      ---------
Cash flows from operating activities:
  Net earnings                                        $  44,699      $  32,632
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Cumulative effect of changes in accounting
      principles                                             --          9,010
    Depreciation                                         33,127         30,546
    Amortization                                         10,260         11,296
    Deferred income taxes                                  (345)         2,245
    Gain on sale of Wellstar                                 --        (12,386)
    Changes in assets and liabilities                     1,684        (18,392)
                                                      ---------      ---------

  Net cash provided by operating activities              89,425         54,951
                                                      ---------      ---------
Cash flows from investing activities:
  Businesses acquired                                        --         (8,780)
  Additions to property, plant and equipment            (53,704)       (74,998)
  Proceeds from sale of Wellstar                             --         33,000
  Decrease in restricted cash                             4,561         13,362
                                                      ---------      ---------

  Net cash used in investing activities                 (49,143)       (37,416)
                                                      ---------      ---------
Cash flows from financing activities:
  Net repayments of long-term debt                      (34,957)        (1,163)
  Dividends paid on common stock                         (5,604)        (4,247)
                                                      ---------      ---------

  Net cash used in financing activities                 (40,561)        (5,410)
                                                      ---------      ---------
Effect of exchange rate changes on cash
  and cash equivalents                                      216           (316)
                                                      ---------      ---------

Increase (decrease) in cash and cash equivalents            (63)        11,809
Cash and cash equivalents at beginning of period         18,751          1,749
                                                      ---------      ---------

Cash and cash equivalents at end of period            $  18,688      $  13,558
                                                      =========      =========

Supplemental cash flow data:
  Cash paid during the period for:
    Interest expense                                  $  11,915      $  12,629
    Income taxes                                      $  30,739      $  27,767



            See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and nine months ended
                      September 30, 1994 and 1993 is unaudited)
                        (In thousands, except per share data)


1.  BASIS OF PRESENTATION

        The results of operations for the three and nine month periods are not necessarily indicative of those for the full year.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements are presented on a basis consistent with the audited statements, and all adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial position and the results of operations for the periods indicated, have been reflected.

2.  ACCOUNTING CHANGES

    Environmental Liabilities

        During 1993, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) issued EITF Abstract No. 93-5, "Accounting for Environmental Liabilities" (EITF 93-5). The Company adopted the provisions of EITF 93-5 effective January 1, 1993.
        EITF 93-5 provides that an environmental liability should be evaluated independently from any potential claim for recovery (a two-event approach) and that the loss arising from the recognition of an environmental liability should be reduced only when a claim for recovery is probable of realization. Current accounting standards provide a general presumption that disputed claims for recovery are not probable of realization. Under practice prior to the issuance of EITF 93-5, some companies, including the Company, offset reasonably possible recoveries against probable losses. As a result of the issuance of EITF 93-5, this accounting treatment is no longer permitted.
        The cumulative effect as of January 1, 1993 of adopting the provisions of EITF 93-5 was a charge to net earnings of $6,820 ($0.20 per share), net of the related income tax effect of $4,180.

    Inventory Valuation

        During 1993, the Company changed its method of applying the lower of cost or market rule to certain slow-moving and discontinued waste raw material inventory which is valued using the LIFO dollar value method. In prior years, the Company used the aggregate method in applying the lower of cost or market rule to such inventories and in 1993 changed to the item-by-item method.
        The Company believes the new method of accounting is preferable because it provides a better matching of costs and revenue and results in a more conservative valuation of slow-moving and discontinued waste raw material inventory.
        The cumulative effect as of January 1, 1993 of this change in accounting was a charge to net earnings of $2,190 ($0.07 per share), net of the related income tax effect of $1,342.

                                   WELLMAN, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Information for the three and nine months ended
                       September 30, 1994 and 1993 is unaudited)
                         (In thousands, except per share data)


3.  EARNINGS PER COMMON SHARE

        Earnings per common share is based on the average number of common and common equivalent shares outstanding.

4.  INVENTORIES

        Inventories consist of the following:

                                        September 30,       December 31,
                                            1994                1993
                                         ---------           ---------
    Finished and semi-finished goods     $  60,031           $  53,083
    Raw materials                           46,634              72,723
    Supplies                                13,619              12,467
                                         ---------           ---------

                                           120,284             138,273
    Less adjustments of certain
      inventories to a LIFO basis            1,050               4,882
                                         ---------           ---------

                                         $ 119,234           $ 133,391
                                         =========           =========

5.  COMMITMENTS AND CONTINGENCIES

        The Company's operations are subject to extensive and changing federal and state environmental regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental and cleanup-related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can reasonably be estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its non-capital expenditures related to environmental matters will range between $13,000 and $27,000. Such expenditures are expected to occur over a significant number of future years. In connection with these expenditures, the Company has accrued $17,800 at September 30, 1994, representing management's best estimate of probable non-capital environmental expenditures. In addition, capital expenditures aggregating approximately $13,000 to $18,000 may be required over the next several years related to currently existing environmental matters.

    The Company is obligated to remediate environmental problems which existed at some of its manufacturing facilities prior to their acquisition by the Company. The Company has escrow funds and indemnification agreements with the prior owners of these facilities, which may result in reimbursement of a significant portion of the environmental liabilities. However, as discussed in note 2, current accounting standards generally permit companies to record only uncontested claims for reimbursement of environmental liabilities.

                                   WELLMAN, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Information for the three and nine months ended
                       September 30, 1994 and 1993 is unaudited)
                         (In thousands, except per share data)



6.  INVESTMENT IN UNCONSOLIDATED PARTIALLY-OWNED COMPANY

        In March 1993, the Company sold its 43.7% ownership interest in Wellstar Holding, B.V. for $33,000. The transaction resulted in a gain, before applicable income taxes, of approximately $12,386. The sale of Wellstar increased net earnings by approximately $7,300, or $0.22 per share.

                                   WELLMAN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1993

    Net sales for the three months ended September 30, 1994 were $233.0 million compared to $210.2 million for the three months ended September 30, 1993. Sales for the Company's domestic Fibers Division increased primarily as a result of higher polyester sales volumes and, to a lesser extent, higher selling prices for waste-based products. Higher volumes were primarily the result of the expansion of polyester yarn capacity that was completed during the first quarter of 1994. At Wellman International Limited (WIL), Wellman's Irish subsidiary, sales increased due to increased volume resulting from strong demand and production efficiencies and, to a lesser extent, higher selling prices. Sales for the Manufactured Products Group (MPG) increased in the third quarter of 1994 compared to the third quarter of 1993 due to sales of higher priced bottle resin by the Polymer Products Division and stronger product demand for wool sales in 1994 compared to 1993. At New England CRInc (CRInc), sales increased due to significantly higher commodity prices and increased volumes at the division's material recovery facilities.

    Gross profit for the three months ended September 30, 1994 was $52.6 million, or approximately 22.6% of sales, compared to $41.6 million, or approximately 19.8% of sales, for the three months ended September 30, 1993. Gross profit for the Company's fiber businesses increased primarily due to higher sales volumes and, to a lesser extent, higher selling prices for waste-based products and lower costs. Lower costs were the result of reduced spending and lower raw material purchase costs primarily at the Company's waste-based fiber businesses. At WIL, gross profit increased primarily as a result of the aforementioned increased sales. Gross profit for the MPG increased due to higher gross profit for the Polymer Products Division resulting from the sale of bottle resin.

    Selling, general and administrative expenses were $20.6 million, or approximately 8.9% of sales, for the three months ended September 30, 1994, compared to $21.3 million, or approximately 10.1% of sales, for the three months ended September 30, 1993.

    As a result of the foregoing, operating income was $32.0 million for the three months ended September 30, 1994 compared to $20.3 million for the same period of 1993.

    Net interest expense for the three months ended September 30, 1994 was $3.0 million compared to $3.9 million for the three months ended September 30, 1993. Interest expense was favorably impacted by a decrease in outstanding borrowings while being partially offset by increasing interest rates.

     During the third quarter of 1993, the maximum corporate income tax rate increased from 34% to 35% resulting in an increase in income taxes of $2.7 million for the quarter, which had a negative impact on net earnings of approximately $0.08 per share.

    As a result of the foregoing, net earnings for the third quarter of 1994 were $17.3 million, or $0.52 per share, compared to $7.1 million, or $0.21 per share, for the third quarter of 1993.

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1993

    Net sales for the nine months ended September 30, 1994 were $685.3 million compared to $632.1 million for the nine months ended September 30, 1993. Sales for the Company's domestic Fibers Division increased due to higher polyester sales volumes, which more than offset lower polyester selling prices. Higher domestic volumes were the result of continued strong product demand, reduced finished goods inventories and the aforementioned expansion of polyester yarn capacity. At WIL, sales increased primarily due to an increase in volumes. Sales for the MPG increased in the first nine months of 1994 compared to the first nine months of 1993 due to stronger product demand for wool sales in 1994 compared to 1993 and increased sales of engineering resins products.

    Gross profit for the nine months ended September 30, 1994 was $149.7 million, or approximately 21.8% of sales, compared to $137.2 million, or approximately 21.7% of sales, for the nine months ended September 30, 1993. Gross profit for the Company's fibers businesses increased due to the aforementioned increased sales volumes and, to a lesser extent, lower costs, which offset lower selling prices. At WIL, gross profit increased due to higher sales volumes. Gross profit for the MPG increased due to higher gross profits for the Polymer Products Division and the Wool Division, which more than offset a decline in gross profit at Creative Forming, Inc.

    Selling, general and administrative expenses amounted to $63.2 million, or approximately 9.2% of sales, for the first nine months of 1994 compared to $61.8 million, or approximately 9.8% of sales, for the first nine months of 1993.

    As a result of the foregoing, operating income was $86.5 million for the first nine months of 1994, compared to $75.4 million for the first nine months of 1993.

    Net interest expense was $10.3 million in the first nine months of 1994 compared to $12.7 million in the first nine months of 1993. Interest expense was favorably impacted by a reduction in outstanding borrowings while being partially offset by rising interest rates for borrowings during the period.

     During the third quarter of 1993, the maximum corporate income tax rate increased from 34% to 35% resulting in an increase in income taxes of $2.7 million for the nine months ended September 30, 1993, which had a negative impact on net earnings of approximately $0.08 per share.

     The impact of the cumulative effect of changes in accounting principles and the gain on sale of Wellstar are discussed in notes 2 and 6, respectively, to the condensed consolidated financial statements.

     As a result of the foregoing, net earnings in the first nine months of 1994 were $44.7 million, or $1.34 per share, compared to $32.6 million, or $1.00 per share, for the first nine months of 1993.

OUTLOOK

     Strong worldwide demand, increasing chemical feedstock costs and higher-priced cotton continue to put upward pressure on polyester fiber selling prices. As a result, in September 1994, Wellman initiated additional price increases on domestic polyester fibers, which may help reduce the impact of significant increases in chemical feedstock costs expected in the fourth quarter of 1994. Approximately 58% of Wellman's annual worldwide fiber production is derived from chemical feedstocks. The remainder is manufactured from recycled raw materials.

    In June 1994 Wellman announced plans to increase capacity at its polyester fiber and PET bottle resin businesses as part of a $500 million, five-year capital investment program. The Company's program includes process improvements and capacity expansion at certain facilities in the U.S. and in Ireland.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash from operations of $89.4 million for the nine months ended September 30, 1994 compared to $55.0 million for the nine months ended September 30, 1993. The increase in cash from operations was primarily the result of an increase in net earnings and a reduction of inventories.

    Net cash used in investing activities amounted to $49.1 million in the first nine months of 1994, compared to $37.4 million in the first nine months of 1993.

In 1993, investing activities included $33.0 million of proceeds from the sale of Wellstar. Capital spending amounted to $53.7 million in 1994 compared to $75.0 million in 1993.

    Net cash used in financing activities amounted to $40.6 million for the first nine months of 1994 compared to $5.4 million for the first nine months of 1993 reflecting higher net repayments of long-term debt.

    The Company's financing arrangements contain normal financial and restrictive covenants, including restrictions on the payment of dividends and requirements with respect to working capital, net worth, and the ratio of debt to capitalization.

    The Company's capital investment program includes approximately $80.0 million in planned capital expenditures in 1994. (See "Outlook" section for future capital expenditure plans.) The exact amount and timing of the capital spending is difficult to predict, however, as certain projects may extend into 1995 and beyond depending upon equipment delivery and construction schedules. Wellman completed the expansion of polyester yarn production capacity and the start-up of a new solid-stating unit to produce PET bottle resin in the first quarter of 1994. The 1994 capital plan includes funds for the expansion of monomer and PET resin production capacity and continued equipment upgrades at the Company's domestic fiber operations.

    The Company believes that the financial resources available to it, including approximately $72.0 million available at September 30, 1994 under its $145.0 million bank credit facility, approximately $7.8 million of restricted cash resulting from the issuance of economic development revenue bonds (included in "Other assets, net" in the Company's condensed consolidated balance sheet and earmarked for recycling-related capital expenditures) and internally generated funds will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements.

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

      4 (c) Loan Agreement dated December 7, 1990 by and between the Company and Fleet National Bank, as agent, and certain other financial institutions (Exhibit 4(a) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

      4 (d) Facilities dated December 19, 1991 between WIL and Ulster Investment Bank Limited (Exhibit 4(m) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

      4 (e) Registration Rights Agreement dated as of August 12, 1985 by and among the Company, Teachers Insurance and Annuity Association of America ("Teachers"), Prudential Insurance Company of America, Narragansett First Fund, Thomas M. Duff, John L. Dings, Alex Holder, Calvin Hughes, and Frank McGuire (Exhibit 4.7 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

       4(f) Loan Agreement between South Carolina Jobs - Economic Development Authority (the "Authority") and the Company dated as of December 1, 1990 (Exhibit 4(n) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

      4 (g) First Supplemental Loan Agreement between the Authority and the Company dated as of April 1, 1991 (Exhibit 4(a) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

      4 (h) Note Purchase Agreement dated as of June 14, 1991 between the Company and the Purchasers named in Schedule I thereto (Exhibit 4(b) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

      4 (i) Rights Agreement dated as of August 6, 1991 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 1 to the Company's Form 8-K dated as of August 6, 1991 incorporated by reference herein)

      4 (j) Loan Agreement between the Authority and the Company dated as of June 1, 1992 (Exhibit 4(u) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

      4 (k) Note Purchase Agreement between the Company and Teachers dated July 28, 1992 (Exhibit 4 (v) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

      4 (l) Loan Agreement between the Authority and the Company dated as of December 1, 1992 (Exhibit 4 (w) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

      4 (m) Promissory Note dated May 15, 1992 of the Company to the City of Florence, SC (Exhibit 4 (x) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

      4 (n)(1) Loan note participations with the Sumitomo Bank, Limited, dated July 27, 1992, Istituto Bancario San Paolo di Torino S.p.A. dated January 4, 1992 (Exhibit 4(y) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

      4 (n)(2) Loan note participations with the Banco di Napoli dated February 17, 1994, First Fedility Bank, N.A. dated June 13, 1994, Chemical Bank New Jersey, National Association dated June 13, 1994, Midlantic National Bank dated March 15, 1994 (Exhibit 4(y)(2) of the Company's Form 10-Q for the quarter ended June 30, 1994 incorporated by reference herein)

      4 (o) Promissory Note dated June 18, 1993 of the Company to Fleet National Bank (Exhibit 4(z) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

      4 (p) Promissory Note dated May 13, 1994 to Fleet National Bank (Exhibit 4(aa) of the Company's Form 10-Q for the quarter ended June 30, 1994 incorporated by reference herein)

      27        Financial Data Schedule

   (b) Reports on Form 8-K

   None

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WELLMAN, INC.



Dated November 10, 1994                          By /s/ Keith R. Phillips

      ---------------                           ------------------------
                                                Keith R. Phillips
                                                Vice President, Chief Financial
                                                Officer, Treasurer (Principal
                                                Financial Officer)





Dated November 10, 1994                         By /s/ Mark J. Rosenblum
      ---------------                           ------------------------
                                                Mark J. Rosenblum
                                                Vice President-Controller
                                                (Principal Accounting Officer)