Form 10-K
WELLMAN INC
filed 1995-03-29
CIK 812708

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K
(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission file number 0-15899


                                    WELLMAN, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         04-1671740
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


   1040 Broad Street, Suite 302
     Shrewsbury, New Jersey                                    07702
---------------------------------                      -------------------
(Address of principal executive                             (Zip Code)
  offices)


Registrant's telephone number, including area code:  (908) 542-7300
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
    Title of each class                             on which registered
    -------------------                            ---------------------
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
                                               -----     -----
      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. []

      Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed on the basis of $26.875 per share (the closing price of such stock on March 1, 1995 on the New York Stock Exchange): $881,097,063.

      The number of shares of the registrant's Common Stock, $.001 par value, and Class B Common Stock, $.001 par value, outstanding as of March 10, 1995 was 33,256,361 and -0-, respectively.


                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Proxy Statement for the 1995 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 1995) is incorporated by reference in Part III hereof.

                                        2
PART I

Item 1.  BUSINESS
-------  --------
      Wellman, Inc. (which, together with its subsidiaries, is herein referred to as the "Company") was founded in 1927 and incorporated in Delaware in 1985. The principal business of the Company is the manufacture and sale of PET (polyethylene terephthalate) products, including Fortrel(R) brand polyester textile fibers, recycled polyester fibers and PET resins.

PRODUCTS and MARKETS
--------------------
      The Company is organized into three groups: the Fibers Group, which is comprised of the Company's domestic and European fiber manufacturing operations; the Manufactured Products Group (MPG), consisting of businesses which procure and process recycled raw materials and produce PET and nylon engineering resins, wool top and anhydrous lanolin, polyester batting and needle-punched fabrics and PET sheet and thermoformed packaging products; and New England CRInc. (CRInc), which designs, equips and operates materials recovery facilities (MRFs).

      The following table presents the combined net sales (in millions) and percentage of net sales by group of the Company for the periods indicated. For purposes of this data, intercompany transactions have been eliminated and with respect to the European fiber operations, historical exchange rates have been applied to the data for the periods indicated.

                     1994               1993               1992
                --------------     --------------     --------------
                 Net     % of       Net     % of       Net     % of
                Sales    Total     Sales    Total     Sales    Total
                ------  ------     ------  ------     ------  ------
  Fibers Grp    $728.8   77.9%     $655.2   77.8%     $674.5   81.5%
  MPG(1)         180.1   19.2       163.1   19.4       134.3   16.2
  CRInc           27.2    2.9        23.8    2.8        19.4    2.3
                ------  ------     ------  ------     ------  ------
     TOTAL      $936.1  100.0%     $842.1  100.0%     $828.2  100.0%
                ======  ======     ======  ======     ======  ======

  --------------

       (1)    Includes sales of thermoformed products
              business from November 18, 1992, the date of its acquisition by the Company.

       FIBERS GROUP
       ------------
            Fibers Division.
            ----------------
            The Fibers Division is the Company's domestic fiber operation which produces polyester and nylon staple fibers and polyester partially-oriented yarn (POY). Staple, the primary product produced, is multi-strand fiber cut into short lengths to simulate certain properties found in natural fibers, such as cotton and wool, and/or to meet the end product needs of the Company's customers.

            Approximately two-thirds of the Company's domestic polyester staple production is for the textile industry. Customers include integrated textile mills and yarn spinners which process polyester staple into fabric and yarn for a variety of applications, including apparel, home furnishings and industrial uses. Polyester textile staple is sold under the Fortrel(R) brand. The Company manufactures polyester textile staple from two petrochemicals,


                                        3
            purified terephthalic acid (PTA) and monoethylene glycol (MEG), at its Palmetto Plant in Darlington, SC. The stated annual fiber production capacity of the Palmetto Plant is approximately 465 million pounds.

            The Company purchases PTA under an exclusive supply contract which expires December 31, 1996 with Amoco Chemical Corporation. MEG is purchased under an exclusive supply contract with Oxy Chem Inc. which expires December 31, 1997. The prices of PTA and MEG, which are typically set on a quarterly basis, have fluctuated in the past and may continue to do so in the future.

            The balance of the Company's domestic polyester staple production is fiberfill (for pillows, comforters and furniture), carpet fiber and industrial fibers. These products are made from recycled raw materials at facilities in Johnsonville and Marion, SC. The stated annual staple fiber production capacity of the Johnsonville Plant is approximately 250 million pounds. The stated annual staple fiber production capacity of the Marion Plant, site of Fortrel(R) EcoSpun(TM) production, is approximately 30 million pounds.

            The Company utilizes two categories of recycled raw materials: producer plant wastes and postconsumer PET soft drink bottles. Producer wastes include off-quality or off-spec production, trim and other wastes generated from fiber, resin or film manufacturing processes. A material portion of producer plant waste is purchased from manufacturers that compete with the Company in the sale of fiber and resin. The Company obtains postconsumer PET bottles primarily from deposit return and curbside recycling programs. The Company's Recycling Division is responsible for the procurement and processing of waste raw materials.

            POY is a continuous polyester filament produced at the Company's Fayetteville, NC plant from fiber-grade PET resin manufactured from PTA and MEG at the Company's Palmetto Plant. POY is sold under the Fortrel(R) brand to integrated textile mills and texturizers, which further process it before making it into fabric for use in apparel, home furnishings and industrial applications. The Fayetteville Plant increased its stated annual POY production capacity by 30%, to 130 million pounds, in the first quarter of 1994.

            Wellman International Limited (WIL).
            ------------------------------------
            WIL is a wholly-owned subsidiary based in Mullagh, Republic of Ireland. WIL's fiber production process, which is similar to that of the Company's Johnsonville Plant, uses recycled raw materials to produce polyester and, to a lesser extent, nylon staple fibers. The majority of WIL's raw materials are producer wastes, some of which are obtained from suppliers who compete with it in the fibers business in Europe. Postconsumer PET bottles procured by WIL are processed at the Company's 35 million pounds per year PET bottle recycling facility, located in Spijk, the Netherlands.

            The stated annual fiber production capacity of WIL is approximately 154 million pounds. WIL's polyester fibers are used primarily in fiberfill, nonwovens and industrial applications. WIL exports, primarily to the United Kingdom and Europe, virtually all of its fiber production.





                                        4
       Including domestic and European production, the Company believes it is the world's largest producer of polyester staple fiber made from recycled feedstocks.

       MANUFACTURED PRODUCTS GROUP
       ---------------------------
            Polymer Products Division.
            --------------------------
            Located at the Palmetto Plant, this business primarily manufactures amorphous and solid-stated PET resins. Amorphous resins, which are produced from PTA and MEG, are sold to external customers and used internally for solid-stating (a drying process which upgrades and adds value to the resin). Solid-stated PET resin is primarily used in the manufacture of soft drink bottles and other PET packaging.

            The Company began production of solid-stated PET resin at the rate of 80 million pounds per year in the first quarter of 1994.
            Through expansion and process improvements, production of amorphous resin is expected to reach 220 million pounds per year in mid-1995, 160 million pounds of which will be solid-stated. The Company plans to approximately double solid-stated production in 1997.

            Recycling Division.
            -------------------
            The Recycling Division procures postconsumer PET soft drink bottles and producer wastes and processes them into usable raw materials for the fibers, engineering resins, PET sheet and thermoformed product operations. As a result, it operates primarily as an internal supplier.

            The Division consists of PET bottle and producer waste recycling operations in Johnsonville, SC and a PET bottle recycling operation in Bridgeport, NJ. Stated annual capacity to recycle PET bottles at the Johnsonville location is approximately 190 million pounds. Stated annual PET bottle recycling capacity in Bridgeport is approximately 50 million pounds.

       Including the Netherlands and domestic facilities, the Company believes it is the largest postconsumer PET bottle recycler in the world.

            Other.
            ------
            The MPG also produces nylon engineering resins, wool top and anhydrous lanolin in Johnsonville, SC, polyester batting and needle-punched fabrics in Commerce, CA, polyester batting in Charlotte, NC and PET sheet and thermoformed products in Ripon, WI.

       NEW ENGLAND CRINC.
       ------------------
       CRInc designs, builds and operates advanced MRFs. CRInc sells the recyclables from its MRFs (14 in operation at year-end 1994) and brokers recyclables for other parties. CRInc operates glass beneficiation facilities, owned through a joint venture, and polystyrene recycling facilities.

CAPITAL INVESTMENT PROGRAM
--------------------------
    The Company is currently engaged in a long-term capital investment program, which began in 1993. The Company's 1993 and 1994 capital expenditures totaled approximately $106 million and $74 million, respectively. Capital projects included in the 1993 and 1994 expenditures were the installation of the new solid-stating unit, expansions of monomer, PET resin, PET bottle recycling and POY capacity and equipment modernization at the Company's fiber operations.
                                        5
    Future capital expenditures are expected to total approximately $400 million. Significant projects include expansions of polyester fiber and PET resin capacity and continued equipment upgrades and process improvements at substantially all operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

SALES and MARKETING
-------------------
    Approximately 50 direct sales people market the majority of the Company's products. For sales outside the United States, the Company primarily utilizes representatives or agents.

    The Company's polyester fibers are also marketed through various activities, such as advertising, sales promotion, market analysis, product development and fashion forecasting, directed to its customers and to organizations downstream from its customers. As part of this effort, the Company's marketing personnel encourage downstream purchasers of apparel, home furnishings and other products to specify to their suppliers the use of Fortrel(R) brand polyester in their products.

    The Company's sales are neither materially dependent upon a single customer nor seasonal in nature. Sales in the second half of the year can be affected by changes in the traditional vacation periods of its customers.

    The polyester staple fiber and POY markets have historically displayed price and volume cyclicality. The prices of PTA and MEG are a primary determinant of polyester fiber prices. The polyester fiber markets are subject to changes in, among other factors, polyester fiber and/or textile product imports, consumer preferences and spending and retail sales patterns, all of which are driven by general economic conditions. Consequently, a downturn in either the U.S. or global economy or an increase in imports of textile or polyester fiber products could adversely affect the Company's business. Polyester textile fiber demand also may be influenced by the relative price of substitute fibers, most notably cotton.

COMPETITORS
-----------
    Each of the Company's major fiber markets is highly competitive. The Company competes primarily on the basis of quality, service, brand identity and price. Several competitors are substantially larger than the Company and have substantially greater economic resources. The Company's primary competitors are E.I. DuPont de Nemours & Co. and the Hoechst Celanese Corp. (HCC) subsidiary of Hoechst A.G. The Company believes it is currently the second-largest producer of polyester staple and POY in the United States, representing approximately 28% and 12%, respectively, of U.S. production capacity for these products.

    Primary competitors in the PET bottle resin business, which the Company entered in 1994, are Eastman Chemical Co., Shell Chemical Co. and HCC.

RESEARCH and DEVELOPMENT
------------------------
    The Company has approximately 75 U.S. employees devoted to research and development activities in its fibers, recycling and resins businesses. The Company has entered into technology sharing arrangements from time to time with various parties.

FOREIGN ACTIVITIES
------------------
    The Company operates in international markets, primarily the United Kingdom and Western Europe, primarily through WIL, its Irish fiber subsidiary. Since


                                        6
substantially all of WIL's sales are for export, changes in exchange rates may affect WIL's profit margins and sales levels. In addition, fluctuations between the United States dollar and Irish pound may also affect the Company's reported financial results.

    The Company's foreign business is subject to certain risks customarily attendant to foreign operations and investments in foreign countries, including restrictive action by local governments, limitations on repatriating funds and changes in currency exchange rates. See note 11 to the consolidated financial statements for additional information relating to the Company's foreign activities.

EMPLOYEES
---------
    As of December 31, 1994, the Company employed a total of approximately 3,600 persons in the United States and Europe. At December 31, 1994, the Amalgamated Clothing and Textile Workers Union (ACTWU) represented approximately 1,300 employees at the Company's Johnsonville, SC operations. Approximately 770 of these employees were members of ACTWU, whose contract with the Company expires in July 1996. At the Company's Irish fiber operation, approximately 350 out of 480 total employees were represented by four unions at year-end 1994. The wage agreements with these unions each expire on April 30, 1997. The Company believes relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS
---------------------
    The Company's plants are subject to numerous existing and proposed laws and regulations designed to protect the environment from wastes, emissions and hazardous substances. Except as discussed in "Management's Discussion and Analysis of Financial Position and Results of Operations" below, the Company believes it is either in material compliance with all currently applicable regulations or is operating in accordance with the appropriate variances and compliance schedules or similar arrangements. For additional information relating to environmental matters, see "Management's Discussion and Analysis of Financial Position and Results of Operations" and note 6 to the consolidated financial statements.

EXECUTIVE OFFICERS of the REGISTRANT
------------------------------------
    The current executive officers of the Company are as follows:

Name and Age                        Position
------------
Thomas M. Duff, 47                  President, Chief Executive Officer
                                    and Director

Clifford J. Christenson, 45         Executive Vice President

Keith R. Phillips, 40               Vice President, Chief Financial
                                    Officer and Treasurer

C.W. Beckwith, 63                   Vice President and Director;
                                    Chief Executive Officer of WIL

James P. Casey, 54                  Vice President; President, Fibers
                                    Division

Paul D. Apostol, 49                 Vice President, Manufactured
                                    Products Group, Strategic Planning
                                    and Business Development



                                        7
Mark J. Rosenblum, 41               Vice President, Controller

Ernest G. Taylor, 44                Vice President, Administration

    Officers are elected annually by the Board of Directors. Set forth below is certain information with respect to the Company's executive officers.

    Thomas M. Duff. Mr. Duff has been President and CEO of the Company since its inception in 1985.

    Clifford J. Christenson. Mr. Christenson has been Executive Vice President since October 1993. Prior to that time he was Chief Financial Officer and Treasurer since he joined the Company in 1985 and Vice President since 1986.

    Keith R. Phillips. Mr. Phillips has been Vice President, Chief Financial Officer and Treasurer since October 1993. Prior to joining the Company in October 1993 he was a partner in Ernst & Young LLP. Mr. Phillips is a certified public accountant.

    C.W. Beckwith. Mr. Beckwith has been Vice President of Wellman and Chief Executive Officer of WIL since 1987. Prior to such time, he was managing director of WIL since 1972.

    James P. Casey. Mr. Casey has been President of the Fibers Division since October 1993; prior to such time he was Vice President, Marketing since March 1991. Prior to that time, he was Vice President of Marketing for polyester staple at Fiber Industries, Inc. (FI).

    Paul D. Apostol. Mr. Apostol has been Vice President, Manufactured Products Group and Strategic Planning and Business Development since March 1991. Prior to such time, he was Vice President of Marketing for POY and PET resin at FI.

    Mark J. Rosenblum. Mr. Rosenblum has been Vice President, Controller since September 1989 and Controller since he joined the Company in 1985. Mr. Rosenblum is a certified public accountant.

    Ernest G. Taylor. Mr. Taylor has been Vice President in charge of Administration since January 1991. From November 1989 until 1991 he was Manager of Administration. Prior to such time, he was a manager of information systems for FI.

    Section 16 Compliance.
    ----------------------
    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Insiders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, the Company believes that during 1994 all
Section 16(a) filing requirements applicable to its insiders were complied with, except that Mr. Richard J. Kattar inadvertently failed to timely file one report related to one transaction as required by Section 16.










                                        8




Item 2.    PROPERTIES
-------    ----------
      The location and general description of the principal manufacturing properties owned by the Company are set forth in the table below:

                          Principal                      Square
Location                  Functions                      Footage
--------                  ---------                      -------
Johnsonville, SC          Fiber, Engineering Resins      2,190,000
                           and Wool Manufacturing,
                           Recycling Operations
                           and Warehouse

Darlington, SC            Fiber and Resin                1,018,000
(Palmetto)                 Manufacturing
                           and Warehouse

Mullagh, Ireland (1)      Fiber Manufacturing              341,830
                           and Warehouse

Fayetteville, NC          Fiber Manufacturing              331,913
                           and Warehouse

Marion, SC                Fiber Manufacturing              258,500
                           and Warehouse
--------------------


      (1) WIL's credit facilities are secured by the assets of WIL.

      The Company also has manufacturing, marketing and administrative facilities in Charlotte, NC, New York, NY, Commerce, CA, Chelmsford, MA, Ripon, WI and Bridgeport, NJ. The corporate office is located in Shrewsbury, NJ.



Item 3.  LEGAL PROCEEDINGS
-------  -----------------
    Not applicable.

Item 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS
-------  ---------------------------------------------------
    Not applicable.


                                        9
PART II


Item 5.  MARKET for REGISTRANT'S COMMON EQUITY and RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------
    The Company's common stock is listed on the New York Stock Exchange under the symbol WLM. The following table shows the high, low and closing sales prices and cash dividends paid per share of common stock for the last two fiscal years.


Year                          High      Low      Close   Dividend
----                          ----      ---      -----   --------
1994
----
Fourth Quarter              $34-3/8   $23-3/8    $28-1/4  $0.06
Third Quarter               $34-5/8   $27-3/8    $34-1/8  $0.06
Second Quarter              $29-1/8   $20        $27-7/8  $0.06
First Quarter               $22-3/8   $17-1/8    $20-5/8  $0.05


1993
----
Fourth Quarter              $19-3/8   $16-1/4    $18-3/4  $0.05
Third Quarter               $22       $17-3/8    $17-3/4  $0.05
Second Quarter              $24-7/8   $18-1/8    $21-7/8  $0.05
First Quarter               $23-3/4   $19-3/4    $19-7/8  $0.03


    The Company had 1,230 holders of record and, to its knowledge, approximately 40,000 beneficial owners of its common stock as of March 17, 1995.

                                        10

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA
-------  ------------------------------------

                                                          Years Ended December 31,
                                      --------------------------------------------------------------
(In thousands, except per share data)    1994        1993(2)       1992         1991         1990
------------------------------------- ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Net sales . . . . . . . . . . . . . .   $936,133     $842,064     $828,200     $805,664     $827,764
Cost of sales . . . . . . . . . . . .    724,874      679,182      639,664      623,546      618,519
                                      ----------   ----------   ----------   ----------   ----------
Gross profit. . . . . . . . . . . . .    211,259      162,882      188,536      182,118      209,245
Selling, general and administrative
 expenses . . . . . . . . . . . . . .     89,518       86,511       77,439       73,194       65,268
Interest expense, net . . . . . . . .     13,741       15,736       23,012       29,387       42,712
Gain on sale of Wellstar. . . . . . .      --          12,386         --           --           --
                                      ----------   ----------   ----------   ----------   ----------
Earnings before income taxes and
 cumulative effect of changes in
 accounting principles. . . . . . . .    108,000       73,021       88,085       79,537      101,265
Income taxes. . . . . . . . . . . . .     43,200       32,567       35,801       32,954       39,141
                                      ----------   ----------   ----------   ----------   ----------
Earnings before cumulative effect of
 changes in accounting principles . .     64,800       40,454       52,284       46,583       62,124
Cumulative effect of changes in
 accounting principles, net of
 income taxes . . . . . . . . . . . .       --         (9,010)        --           --           --
                                      ----------   ----------   ----------   ----------   ----------
Net earnings. . . . . . . . . . . . .   $ 64,800     $ 31,444     $ 52,284     $ 46,583     $ 62,124
                                      ==========   ==========   ==========   ==========   ==========
Earnings per common share:
  Before cumulative effect of changes
   in accounting principles . . . . .   $   1.94     $   1.23     $   1.60     $   1.43     $   1.92
  Cumulative effect of changes in
   accounting principles, net of
   income taxes         . . . . . . .       --          (0.27)        --           --           --
                                      ----------   ----------   ----------   ----------   ----------
  Net earnings. . . . . . . . . . . .   $   1.94     $   0.96     $   1.60     $   1.43     $   1.92
                                      ==========   ==========   ==========   ==========   ==========
Average common shares . . . . . . . .     33,417       32,857       32,728       32,632       32,358
Dividends (1) . . . . . . . . . . . .   $  7,593     $  5,885     $  3,895     $  3,887     $  3,849

Pro forma amounts assuming the
 effects of the changes in accounting
 principles are applied retroactively:
    Net earnings. . . . . . . . . . .        NA      $ 40,454     $ 43,759     $ 46,583     $ 62,124
    Net earnings per share. . . . . .        NA      $   1.23     $   1.34     $   1.43     $   1.92

                                                               December 31,

                                      --------------------------------------------------------------
                                           1994         1993         1992         1991         1990
                                      ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Total assets. . . . . . . . . . . .   $1,040,640   $1,015,247     $996,583     $925,289     $944,974
Current portion of long-term
 debt . . . . . . . . . . . . . . .   $      200   $   18,594     $ 24,688     $ 34,291     $ 33,375
Long-term debt less current
 portion. . . . . . . . . . . . . .   $  256,331   $  294,173     $299,860     $269,590     $342,066
Stockholders' equity. . . . . . . .   $  577,573   $  506,506     $483,268     $438,440     $393,609

(1) Dividends paid were $0.23 per share in 1994, $0.18 per share in 1993 and $0.12 per share in 1992, 1991 and 1990.
(2) 1993 net earnings reflect $15.9 million ($0.48 per share) of accounting changes and unusual and nonrecurring items. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes 1, 5 and 9 to the consolidated financial statements.

                                                     11

Item 7.  MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS
-------  -----------------------------------------------------------------------
         of OPERATIONS
         -------------
RESULTS OF OPERATIONS - 1994 COMPARED TO 1993

Net sales for 1994 increased 11.2% to $936.1 million from $842.1 million in 1993. Sales increased during 1994 for each of the Company's three groups:
Fibers Group sales increased to $728.8 million from $655.2 million, Manufactured Products Group (MPG) sales increased to $180.1 million from $163.1 million and New England CRInc. (CRInc) sales increased to $27.2 million from $23.8 million. Substantially all of the increase in sales of the Company's domestic fibers business was due to higher polyester sales volumes. Higher selling prices in certain markets also increased sales. Higher volumes were primarily the result of polyester staple production improvements, the expansion of polyester yarn capacity during the first quarter of 1994 and strong product demand. At Wellman International Limited (WIL), the Company's Irish fiber subsidiary, sales increased due to higher volumes, resulting from strong product demand, and higher selling prices. Sales for the MPG increased during 1994 primarily as a result of sales of higher-priced PET resin and higher selling prices for wool top products. At CRInc, sales increased due to significantly higher commodity prices, increased volumes and the addition of a new materials recovery facility
(MRF).

Gross profit totalled $211.3 million in 1994 versus $162.9 million in 1993. The gross profit margin for 1994 was 22.6% compared to 19.3% for 1993. Gross profit in 1993 was adversely impacted by the unusual and nonrecurring items discussed in "Results of Operations - 1993 Compared to 1992." Gross profit for the Company's fibers businesses increased primarily due to higher sales volumes, higher selling prices during the latter part of the year and lower unit costs. Lower unit costs primarily resulted from lower costs for certain raw materials at the Company's waste-based fibers businesses, higher volumes and reduced spending. Gross profit for the MPG increased mainly due to increased sales of value-added PET resin and increased gross profit at the wool business, which was partially offset by decreased gross profit at the thermoformed products operation.

Selling, general and administrative expenses were $89.5 million in 1994, or 9.6% of sales, compared to $86.5 million in 1993, or 10.3% of sales. Excluding certain unusual and nonrecurring items discussed in "Results of Operations - 1993 Compared to 1992", 1993 expenses were 9.9% of sales.

As a result of the foregoing, operating income increased to $121.7 million in 1994 versus $76.4 million in 1993. Excluding the unusual and nonrecurring items noted above, 1993 operating income was $94.9 million.

Net interest expense in 1994 decreased to $13.7 million from $15.7 million in 1993. Interest expense was favorably impacted by a decrease in outstanding borrowings, partially offset by higher interest rates.

Results for 1993 reflect the gain from the sale of the Company's ownership interest in Wellstar Holding, B.V. (Wellstar) discussed in "Results of Operations - 1993 Compared to 1992."

The effective tax rate of 40% in 1994 reflects the positive impact of strong domestic and Irish earnings. The Irish tax rate for manufacturing operations is significantly lower than the U.S. statutory rate. Income tax expense for 1993 was negatively affected by the maximum federal corporate income tax rate increasing from 34% to 35%.

As a result of the foregoing, net earnings for 1994 were $64.8 million, or $1.94 per share, compared to $31.4 million, or $0.96 per share, in 1993. Excluding

                                        12
the unusual and nonrecurring items noted above and the cumulative effect of changes in accounting principles discussed in note 1 to the consolidated financial statements, net earnings for 1993 were $47.0 million, or $1.44 per share.

OUTLOOK

   Due in part to improved worldwide economic conditions and continued high cotton prices, demand for the Company's polyester fibers strengthened significantly in 1994 and is expected to remain healthy in 1995. Together with increasing chemical and recycled raw material costs, upward pressure on polyester fiber selling prices may continue in 1995. The ability to increase fiber selling prices commensurate with increased costs will affect future profitability. Ongoing expansions and other capital improvement projects should result in increased polyester fiber production capacity in 1995 and beyond.

   The Company expects to complete a significant expansion of PET resin production capacity in mid-1995 (see "Item 1. Business - Capital Investment Program"). Continued strong worldwide demand for PET resin has enabled the Company to enter into long-term contracts with certain customers which generally permit the Company to increase selling prices in order to offset increasing chemical raw material costs.

RESULTS OF OPERATIONS -- 1993 COMPARED TO 1992

   Net sales increased from $828.2 million in 1992 to $842.1 million in 1993. Increased sales for the MPG more than offset lower Fibers Group sales. The increase in sales for the MPG was primarily due to added sales from the thermoformed products business, acquired in November 1992, and, to a lesser extent, higher wool and engineering resins sales. Domestic fiber sales decreased due to lower polyester selling prices, which more than offset higher domestic sales volumes. At WIL, sales in U.S. dollars decreased due to the unfavorable impact of the decrease in value of the Irish punt against the U.S. dollar, which more than offset modest improvements in selling prices expressed in terms of local currency and sales volumes. At CRInc, revenues increased primarily due to an increase in the number of operating MRFs.

   Gross profit amounted to $162.9 million in 1993 compared to $188.5 million in 1992. The gross profit margin was 19.3% in 1993 compared to 22.8% in 1992. Gross profit for the Fibers Group decreased primarily due to lower domestic polyester selling prices and, to a lesser extent, higher costs for the Company's waste-based fibers operations. For the MPG, gross profit increased primarily due to the contribution of the new thermoformed products business and an increase in gross profit at the PET resin operation.

   In addition to the effect on 1993 earnings of the change in accounting for certain slow-moving and discontinued inventory discussed in note 1 to the consolidated financial statements, gross profit was also adversely affected by unusual and nonrecurring items, primarily related to inventory, development of a prototype MRF and expenses associated with the Company's ongoing capital investment program, aggregating $11.6 million.

   Selling, general and administrative expenses were $86.5 million, or approximately 10.3% of sales, in 1993 compared to $77.4 million, or approximately 9.4% of sales in 1992. The increase was primarily due to the inclusion of the thermoformed products business, including the amortization of intangible assets arising from the acquisition, and a decline in earnings from unconsolidated subsidiaries due to the sale of the Company's equity interest in Wellstar. In addition, certain unusual and nonrecurring charges aggregating $2.9 million were included in selling, general and administrative expenses in 1993.


                                        13
   As a result of the foregoing, operating income was $76.4 million in 1993 compared to $111.1 million in 1992.

   Net interest expense for 1993 was $15.7 million compared to $23.0 million in 1992. This decrease was primarily the result of the decline in the Company's average interest rates on outstanding borrowings and, to a lesser extent, an increase in the amount of interest capitalized to property, plant and equipment commensurate with the Company's ongoing capital investment program.

   During the third quarter of 1993, the maximum corporate income tax rate increased from 34% to 35% resulting in an increase in income taxes of $2.7 million, which had a negative impact on net earnings of approximately $0.08 per share.

   The impact of the cumulative effect of changes in accounting principles and the gain on sale of Wellstar are discussed in notes 1 and 9, respectively, to the consolidated financial statements.

   As discussed above, 1993 net earnings were adversely effected by $15.9 million, or $0.48 per share, due to the net effect of changes in accounting principles and unusual and nonrecurring events. As a result of the foregoing, net earnings in 1993 were $31.4 million, or $0.96 per share, compared to $52.3 million, or $1.60 per share in 1992.

ENVIRONMENTAL MATTERS

The Company's operations are subject to extensive laws and regulations governing air emissions, waste water discharges and solid and hazardous waste management activities. The Company takes a proactive approach in addressing the applicability of these laws and regulations as they relate to its manufacturing operations and in proposing and implementing any remedial plans that may be necessary. The Company has identified certain situations that will require future capital and non-capital expenditures to maintain or improve compliance with current environmental laws and regulations as well as to support planned future expansion. The majority of the identified situations are found at the Company's largest manufacturing facilities and primarily deal with groundwater remediation, quality of air emissions and wastewater treatment processes.

The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $13.0 million and $30.0 million. In connection with these expenditures, the Company has accrued an amount at December 31, 1994 within such range representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $12.0 million to $25.0 million may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements. During 1994, costs associated with environmental remediation and ongoing assessment were not significant. See notes 1 and 6 to the consolidated financial statements.

The measurement of liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical and legal information which becomes available.


                                        14
The Company believes it is either in material compliance with all currently applicable regulations or is operating in accordance with the appropriate variances and compliance schedules or similar arrangements.

Actual costs to be incurred for identified situations in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability and evolving related technologies. Subject to the imprecision in estimating future environmental costs, the Company believes that compliance with current laws and regulations will not require significant capital expenditures or have a material adverse effect on its consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

   The Company generated cash from operations of $132.4 million in 1994 compared to $94.6 million in 1993.

   Net cash used in investing activities amounted to $69.5 million in 1994 compared to $62.2 million in 1993. Capital spending amounted to $74.3 million in 1994 and $105.7 million in 1993, reflecting the Company's ongoing capital investment program. In 1993, investing activities included proceeds of $33.0 million from the sale of Wellstar.

   Net cash used in financing activities amounted to $60.3 million for 1994 and $15.1 million for 1993. Net repayments of long-term debt amounted to $56.8 million in 1994 compared to $9.9 million in 1993.

   The Company's long-term capital investment program includes approximately $115.0 million in planned expenditures in 1995. The exact amount and timing of the capital spending is difficult to predict, however, since certain projects may extend into 1996 or beyond depending upon equipment delivery and construction schedules. The 1995 capital plan includes expansion of PET resin production capacity at the Palmetto Plant and expansions and continued equipment upgrades at the Company's domestic fiber operations. See "Item 1. Business - Products and Markets" and "- Capital Investment Program".

   The Company's financing agreements contain normal financial and restrictive covenants. The Company believes that the financial resources available to it, including the various credit facilities discussed in note 4 to the consolidated financial statements and internally generated funds, will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements. Note 4 to the consolidated financial statements discusses a $330.0 million revolving credit facility entered into by the Company on February 8, 1995, which matures in February 2000.




                                        15
Item 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA
-------  -------------------------------------------

                                  WELLMAN, INC.

                    Index to Consolidated Financial Statements
                  and Consolidated Financial Statement Schedules



Consolidated Statements of Income for the years ended
 December 31, 1994, 1993 and 1992                                             17

Consolidated Balance Sheets at December 31, 1994 and 1993                     18

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1994, 1993 and 1992                                       19

Consolidated Statements of Cash Flows for the years ended
 December 31, 1994, 1993 and 1992                                             20

Notes to Consolidated Financial Statements                                    21

Report of Independent Auditors                                                31

Consolidated financial statement schedules for the years ended
 December 31, 1994, 1993 and 1992:

 II  --  Valuation and qualifying accounts                                    32

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                        16

CONSOLIDATED STATEMENTS OF INCOME

                                                    Years Ended December 31,
                                                    ------------------------
(In thousands, except per share data)             1994        1993       1992
--------------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . .    $936,133    $842,064    $828,200

Cost of sales. . . . . . . . . . . . . . . .     724,874     679,182     639,664
                                                --------    --------    --------
Gross profit . . . . . . . . . . . . . . . .     211,259     162,882     188,536

Selling, general and administrative expenses      89,518      86,511      77,439
                                                --------    --------    --------
Operating income . . . . . . . . . . . . . .     121,741      76,371     111,097

Interest expense, net. . . . . . . . . . . .      13,741      15,736      23,012

Gain on sale of Wellstar . . . . . . . . . .       --         12,386       --
                                                --------    --------    --------
Earnings before income taxes and cumulative
  effect of changes in accounting principles     108,000      73,021      88,085

Income taxes . . . . . . . . . . . . . . . .      43,200      32,567      35,801
Earnings before cumulative effect of changes
  in accounting principles . . . . . . . . .      64,800      40,454      52,284

Cumulative effect of changes in accounting
  principles, net of income taxes. . . . . .       --         (9,010)      --
                                                --------    --------    --------
Net earnings . . . . . . . . . . . . . . . .    $ 64,800    $ 31,444    $ 52,284
                                                ========    ========    ========
Earnings per common share:
  Before cumulative effect of changes
    in accounting principles . . . . . . . .    $   1.94    $   1.23    $   1.60
  Cumulative effect of changes
    in accounting principles, net of income
    taxes. . . . . . . . . . . . . . . . . .        --         (0.27)      --
                                                --------    --------    --------
  Net earnings . . . . . . . . . . . . . . .    $   1.94    $   0.96    $   1.60
                                                ========    ========    ========
Average common shares. . . . . . . . . . . .      33,417      32,857      32,728
                                                ========    ========    ========
Pro forma amounts assuming the effect of the
 changes in accounting principles are applied
 retroactively:
    Net earnings . . . . . . . . . . . . . .          NA    $ 40,454    $ 43,759
                                                ========    ========    ========
    Net earnings per share . . . . . . . . .          NA    $   1.23    $   1.34
                                                ========    ========    ========

See notes to consolidated financial statements.

                                        17

CONSOLIDATED BALANCE SHEETS


                                                                 December 31,
                                                        ------------------------
(In thousands, except share data)                           1994           1993
--------------------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .  $   21,556    $   18,751
  Accounts receivable, less allowance of $4,733
   in 1994 and $4,232 in 1993. . . . . . . . . . . . .     119,278        96,599
  Inventories. . . . . . . . . . . . . . . . . . . . .     122,914       133,391
  Prepaid expenses and other current assets. . . . . .       8,479         4,995
                                                        ----------    ----------
     Total current assets. . . . . . . . . . . . . . .     272,227       253,736
Property, plant and equipment, at cost:
  Land, buildings and improvements . . . . . . . . . .     100,172        94,652
  Machinery and equipment. . . . . . . . . . . . . . .     553,834       489,516
                                                        ----------    ----------
                                                           654,006       584,168
  Less accumulated depreciation. . . . . . . . . . . .     206,130       163,627
                                                        ----------    ----------
     Property, plant and equipment, net. . . . . . . .     447,876       420,541
Cost in excess of net assets acquired, net . . . . . .     301,030       309,395
Other assets, net. . . . . . . . . . . . . . . . . . .      19,507        31,575
                                                        ----------    ----------
                                                        $1,040,640    $1,015,247
                                                        ==========    ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .  $   53,647    $   51,882
  Accrued liabilities. . . . . . . . . . . . . . . . .      30,472        27,501
  Current portion of long-term debt. . . . . . . . . .         200        18,594
                                                        ----------    ----------
     Total current liabilities . . . . . . . . . . . .      84,319        97,977
Long-term debt . . . . . . . . . . . . . . . . . . . .     256,331       294,173
Deferred income taxes and other liabilities. . . . . .     122,417       116,591
                                                        ----------    ----------
     Total liabilities . . . . . . . . . . . . . . . .     463,067       508,741
Stockholders' equity:
  Common stock, $0.001 par value; 55,000,000 shares
  authorized, 33,191,987 shares issued and outstanding
  in 1994, 32,780,018 in 1993. . . . . . . . . . . . .          33            33
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued . . . . . . . .        --             --
  Paid-in capital. . . . . . . . . . . . . . . . . . .     224,352       215,179
  Foreign currency translation adjustments . . . . . .       4,783            96
  Retained earnings. . . . . . . . . . . . . . . . . .     348,405       291,198
                                                        ----------    ----------
     Total stockholders' equity. . . . . . . . . . . .     577,573       506,506
                                                        ----------    ----------
                                                        $1,040,640    $1,015,247
                                                        ==========    ==========

See notes to consolidated financial statements.

                                        18

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                               Common Stock               Currency
                                            -----------------  Paid-in   Translation  Retained
                                              Shares   Amount  Capital   Adjustments  Earnings    Total
                                            ---------- ------  --------  -----------  --------  ---------
Balance at December 31, 1991 . . . . . .    32,393,183  $ 32   $207,561    $13,597    $217,250  $438,440
Net earnings . . . . . . . . . . . . . .                                                52,284    52,284
Cash dividends ($0.12 per share) . . . .                                                (3,895)   (3,895)
Exercise of stock options  . . . . . . .        54,138              665                              665
Issuance of common stock to employee
 benefit plans . . . . . . . . . . . . .        74,995     1      1,646                            1,647
Issuance of restricted stock . . . . . .         1,334               30                               30
Tax effect of exercise of stock options.                            278                              278
Currency translation adjustments . . . .                                    (6,181)               (6,181)
                                            ----------  -----  --------  -----------  --------  ---------
Balance at  December 31, 1992  . . . . .    32,523,650    33    210,180      7,416     265,639   483,268
Net earnings . . . . . . . . . . . . . .                                                31,444    31,444
Cash dividends ($0.18 per share) . . . .                                                (5,885)   (5,885)
Exercise of stock options  . . . . . . .        54,748              674                              674
Issuance of common stock to employee
 benefit plans . . . . . . . . . . . . .       200,286            4,065                            4,065
Issuance of restricted stock . . . . . .         1,334               26                               26
Tax effect of exercise of stock options.                            234                              234
Currency translation adjustments . . . .                                    (7,320)               (7,320)
                                            ----------  -----  --------  -----------  --------  ---------
Balance at December 31, 1993 . . . . . .    32,780,018    33    215,179         96     291,198   506,506
Net earnings . . . . . . . . . . . . . .                                                64,800    64,800
Cash dividends ($0.23 per share) . . . .                                                (7,593)   (7,593)
Exercise of stock options  . . . . . . .       235,116            4,047                            4,047
Issuance of common stock to employee
 benefit plans . . . . . . . . . . . . .       176,186            3,936                            3,936
Issuance of restricted stock . . . . . .           667               23                               23
Tax effect of exercise of stock options.                          1,167                            1,167
Currency translation adjustments . . . .                                     4,687                 4,687
                                            ----------  -----  --------  -----------  --------  ---------
Balance at December 31, 1994 . . . . . .    33,191,987  $ 33   $224,352    $ 4,783    $348,405  $577,573
                                            ==========  =====  ========  ===========  ========  =========

See notes to consolidated financial statements.

                                                     19

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Years Ended December 31,
                                                 ------------------------------
(In thousands)                                     1994        1993      1992
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . .    $ 64,800   $ 31,444   $ 52,284
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Cumulative effect of changes in
      accounting principles . . . . . . . . .       --         9,010       --
     Depreciation . . . . . . . . . . . . . .      45,201     41,609     38,913
     Amortization . . . . . . . . . . . . . .      14,322     16,313     12,764
     Deferred income taxes. . . . . . . . . .       5,878     (3,088)     9,996
     Common stock issued for stock plans. . .       3,959      4,091      1,676
     Gain on sale of Wellstar . . . . . . . .       --       (12,386)      --
     Changes in assets and liabilities, net
      of effects from businesses acquired and
      cumulative effect of changes in
      accounting principles:
        Accounts receivable . . . . . . . . .     (20,528)    (9,815)     5,156
        Inventories . . . . . . . . . . . . .      12,439     14,760    (19,764)
        Prepaid expenses and other current
         assets . . . . . . . . . . . . . . .      (3,310)     2,582     (3,250)
        Other assets. . . . . . . . . . . . .       1,332     (2,464)    (4,889)
        Accounts payable and accrued
         liabilities. . . . . . . . . . . . .       3,209       (925)     2,747
        Other liabilities . . . . . . . . . .        (984)     2,046     (3,976)
        Other . . . . . . . . . . . . . . . .       6,079      1,441      3,602
                                                 ---------  ---------  ---------
    Net cash provided by operating activities     132,397     94,618     95,259
                                                 ---------  ---------  ---------
Cash flows from investing activities:
  Additions to property, plant and equipment.     (74,310)  (105,689)   (39,705)
  Businesses acquired . . . . . . . . . . . .       --        (8,780)   (33,686)
  Decrease (increase) in restricted cash. . .       4,779     19,242    (29,149)
  Proceeds from sale of Wellstar. . . . . . .       --        33,000       --
                                                 ---------  ---------  ---------
    Net cash used in investing activities . .     (69,531)   (62,227)  (102,540)
                                                 ---------  ---------  ---------
Cash flows from financing activities:
  Borrowings under long-term debt . . . . . .       --        17,454     62,700
  Repayments of long-term debt. . . . . . . .     (56,791)   (27,314)   (50,607)
  Exercise of stock options . . . . . . . . .       4,047        674        665
  Dividends paid on common stock. . . . . . .      (7,593)    (5,885)    (3,895)
                                                 ---------  ---------  ---------
    Net cash provided by (used in) financing
     activities. . . . . . . . . .. . . . . .     (60,337)   (15,071)     8,863
                                                 ---------  ---------  ---------
Effect of exchange rate changes on cash and
 cash equivalents . . . . . . . . . . . . . .         276       (318)      (554)
                                                 ---------  ---------  ---------
Increase in cash and cash equivalents . . . .       2,805     17,002      1,028
Cash and cash equivalents at beginning of year     18,751      1,749        721
                                                 ---------  ---------  ---------
Cash and cash equivalents at end of year. . .    $ 21,556   $ 18,751   $  1,749
                                                 =========  =========  =========
Supplemental cash flow data:
  Cash paid during the year for:
    Interest (net of amounts capitalized) . .    $ 15,115    $16,728    $23,712
    Income taxes. . . . . . . . . . . . . . .    $ 37,487    $33,874    $24,144

See notes to consolidated financial statements.
                                        20
Notes to Consolidated Financial Statements
(In thousands, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The consolidated financial statements include the accounts of Wellman, Inc. and all wholly and majority-owned subsidiaries (the "Company"). All material intercompany transactions have been eliminated.

   Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 presentation.

Revenue Recognition

   Sales to customers are recorded when goods are shipped.

Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately $67,000 and $79,000 of inventory at December 31, 1994 and 1993, respectively, and the first-in, first-out (FIFO) and average cost methods for the remainder.

Property, Plant and Equipment

   Property, plant and equipment is carried at cost. Depreciation is provided based on the estimated useful lives of the related assets and is computed on the straight-line method.

Cost in Excess of Net Assets Acquired

   Cost in excess of net assets acquired is amortized on the straight-line method over periods ranging from 20 to 40 years. Accumulated amortization amounted to approximately $47,369 and $38,505 at December 31, 1994 and 1993, respectively.

   The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

Other Assets

   Other assets are comprised of deferred charges related to the Company's debt agreements and other intangible assets that are amortized over periods ranging from one to 20 years. Additionally, other assets include cash restricted for use obtained from borrowings under economic development revenue bonds in the amount of approximately $7,600 and $12,400 at December 31, 1994 and 1993, respectively (see note 4).

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


                                        21
Income Taxes

   Income taxes have been provided using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred income taxes resulting from such differences are recorded based on the enacted tax rates that are currently expected to be in effect when the differences are expected to reverse.

Cash and Cash Equivalents

   The Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair value.

Foreign Currency Translation

   The financial statements of foreign entities have been translated into U.S. dollar equivalents in accordance with the Financial Accounting Standards Board's
(FASB) Statement No. 52, "Foreign Currency Translation." Adjustments resulting from the translation of the financial statements of foreign entities are excluded from the determination of earnings and accumulated in a separate component of stockholders' equity.

Earnings Per Common Share

   Earnings per common share is based on the average number of common and common equivalent shares outstanding.

Accounting Changes

   Environmental Liabilities

   During 1993, the FASB's Emerging Issues Task Force (EITF) issued EITF Abstract No. 93-5, "Accounting For Environmental Liabilities" (EITF 93-5). The Company adopted the provisions of EITF 93-5 in its 1993 consolidated financial statements effective January 1, 1993.

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

   The cumulative effect as of January 1, 1993 of adopting the provisions of EITF 93-5 was a charge to net income of $6,820 ($0.20 per share), net of the income tax effect of $4,180. Excluding the cumulative effect, the impact of this change on 1993 net earnings and earnings per share was not material. The pro forma effect of applying this change retroactively to 1992 would be a decrease in net earnings of approximately $6,300 ($0.19 per share).

                                        22
   Inventory Valuation

   During 1993, the Company changed its method of applying the lower of cost or market rule to certain slow-moving and discontinued waste raw material inventory which is valued using the LIFO dollar value method. In prior years, the Company used the aggregate method in applying the lower of cost or market rule to such inventories and in 1993 changed to the item-by-item method.

   The Company believes its current method of accounting is preferable because it provides a better matching of costs and revenue and results in a more conservative valuation of slow-moving and discontinued waste raw material inventory.

   The cumulative effect as of January 1, 1993 of this change in accounting was a charge to net earnings of $2,190 ($0.07 per share), net of the income tax effect of $1,342.

   Excluding the cumulative effect, this change decreased net earnings for 1993 by approximately $2,500 ($0.08 per share). The pro forma effect of applying this change retroactively to 1992 would be a decrease in net earnings of approximately $2,200 ($0.07 per share).

2.  INVENTORIES

Inventories consist of the following:
                                                                December 31,
                                                             1994         1993
                                                           --------     --------
Raw materials . . . . . . . . . . .                        $ 61,680     $ 72,723
Finished and semi-finished goods. .                          51,362       53,083
Supplies. . . . . . . . . . . . . .                          14,672       12,467
                                                           --------     --------
                                                            127,714      138,273
Less adjustments of certain
  inventories to a LIFO basis . . .                           4,800        4,882
                                                           --------     --------
                                                           $122,914     $133,391
                                                           ========     ========

3.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:
                                                                December 31,
                                                             1994         1993
                                                           --------     --------
Payroll and other compensation. . .                        $ 11,242     $  5,780
Retirement plans. . . . . . . . . .                           7,203        7,951
Property and other taxes. . . . . .                           2,990        2,733
Interest. . . . . . . . . . . . . .                           2,635        2,347
Other . . . . . . . . . . . . . . .                           6,402        8,690
                                                           --------     --------
                                                           $ 30,472     $ 27,501
                                                           ========     ========

                                        23
4.  LONG-TERM DEBT

Long-term debt consists of the following:
                                                                December 31,
                                                             1994         1993
                                                           --------     --------
Reducing revolving credit and term loan
 facilities and loan note participations . . . .           $ 71,317     $118,559
Serialized senior unsecured notes, 9.02% - 9.26%,
 due 1997-1999 . . . . . . . . . . . . . . . . .            100,000      100,000
Economic development revenue bonds, at variable
 interest rates, due 2010-2022 . . . . . . . . .             54,500       54,500
8.41% senior unsecured note, due 2000. . . . . .             30,000       30,000
14.5% senior promissory notes. . . . . . . . . .               --          2,900
Wellman International Limited (WIL) debt . . . .               --          6,099
Other. . . . . . . . . . . . . . . . . . . . . .                714          709
                                                           --------     --------
                                                            256,531      312,767
  Less current portion . . . . . . . . . . . . .                200       18,594
                                                           --------     --------
                                                           $256,331     $294,173
                                                           ========     ========

   The reducing revolving credit and term loan facilities originally consisted of a $222,000 Reducing Revolving Credit Loan (the Revolving Loan) and a $178,000 Term Loan. The Revolving Loan was scheduled to mature on December 31, 1996 (see following paragraph) while the term loan facility was paid off during 1994. At December 31, 1994, the average interest rate on borrowings under the Revolving Loan was approximately 6.20%.

   On February 8, 1995, the Company entered into a $330,000 Revolving Credit Loan (the Facility) that replaced the Revolving Loan and matures in February 2000. The terms of the Facility provide the Company the ability to borrow under competitive bid loans which reduce the availability under the Facility and bear interest at the offering bank's prevailing interest rate. The Facility has no scheduled principal repayments and any borrowings under non-competitive bid loans bear interest, at the Company's option, at the higher of the prime rate or the federal funds rate plus 0.50%, the LIBOR or CD rate plus applicable margins.


   The economic development revenue bonds (the Bonds) are tenderable by the holders and are secured by letters of credit aggregating approximately $55,800 at December 31, 1994. The average interest rate on the Bonds at December 31, 1994 was approximately 4.10%.

   The Company also has available, but unused, short-term uncommitted lines of credit aggregating $120,000 at December 31, 1994.

   The Bonds and borrowings under the Revolving Loan are classified as long-term in accordance with the Company's intention and ability to refinance such obligations on a long-term basis.

   The Company's financing agreements contain normal financial and restrictive covenants. Under the most restrictive covenant, approximately $216,000 of retained earnings at December 31, 1994 is not restricted as to the payment of dividends.

   Aggregate maturities of long-term debt for the next five years are as follows: 1995 -- $200; 1996 -- $147; 1997 -- $20,159; 1998 -- $40,193; and 1999
-- $40,015.

   The carrying amounts of the Company's borrowings under its variable rate credit agreements approximate their fair value. The fair values of the

                                        24
Company's fixed rate credit agreements are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's fixed rate debt approximates its carrying value at December 31, 1994. Prepayment of the fixed rate debt could result in significant penalties.

   During 1994, 1993 and 1992, the Company capitalized interest of $2,920, $2,375 and $304, respectively, as part of the cost of capital projects under construction.

5.  INCOME TAXES

   For financial reporting purposes, earnings before income taxes and cumulative effect of changes in accounting principles are as follows:

                                                   Years Ended December 31,
                                                 1994         1993        1992
                                               --------      -------     -------
United States. . . . . . . . . . . . .         $ 89,073      $54,535     $82,647
Foreign. . . . . . . . . . . . . . . .           18,927       18,486       5,438
                                               --------      -------     -------
                                               $108,000      $73,021     $88,085
                                               ========      =======     =======

Significant components of income taxes before cumulative effect of changes in accounting principles are as follows:

                                                   Years Ended December 31,
                                                 1994         1993        1992
                                               --------      -------     -------
Current:  Federal. . . . . . . . . . .         $ 30,208      $30,310     $20,828
          State. . . . . . . . . . . .            5,129        4,357       4,057
          Foreign. . . . . . . . . . .            1,985          988         920
                                               --------      -------     -------
                                                 37,322       35,655      25,805
                                               --------      -------     -------
Deferred:  Federal . . . . . . . . . .            5,239       (2,566)      9,700
           State . . . . . . . . . . .              680         (522)        296
           Foreign . . . . . . . . . .              (41)        --           --
                                               --------      -------     -------
                                                  5,878       (3,088)      9,996
                                               --------      -------     -------
                                               $ 43,200      $32,567     $35,801
                                               ========      =======     =======

   As discussed in note 1, deferred income tax benefits relating to the cumulative effect of changes in accounting principles in 1993 amounted to $5,522.

   The difference between income taxes before cumulative effect of changes in accounting principles and income taxes computed at the statutory income tax rate is explained as follows:

                                                   Years Ended December 31,
                                                 1994         1993        1992
                                               --------      -------     -------
Computed at statutory rate. . . . . . . . .      35.0%        35.0%        34.0%
State taxes, net of federal benefit . . . .       3.5          3.4          3.3
Differences in income tax rates between
 the United States and foreign countries. .      (3.4)        (1.8)        (0.4)
Amortization of cost in excess of net
 assets acquired. . . . . . . . . . . . . .       2.9          4.1          3.2
Effect of tax rate change . . . . . . . . .        --          2.6           --
Other, net. . . . . . . . . . . . . . . . .       2.0          1.3          0.5
                                               --------      -------     -------
Effective tax rate. . . . . . . . . . . . .      40.0%        44.6%        40.6%
                                               ========      =======     =======

                                        25
   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

                                                               December 31,
                                                               1994       1993
                                                             -------    -------
Inventory . . . . . . . . . . . . . . .                      $ 3,731    $ 2,618
Depreciation. . . . . . . . . . . . . .                       85,923     81,310
Foreign . . . . . . . . . . . . . . . .                        4,117      3,248
Other . . . . . . . . . . . . . . . . .                        4,445      4,232
                                                             -------    -------
Total deferred tax liabilities. . . . .                       98,216     91,408
                                                             -------    -------
Pension . . . . . . . . . . . . . . . .                        3,934      4,601
State deferred benefits . . . . . . . .                        3,969      3,743
Long-term liabilities . . . . . . . . .                        7,495      6,771
Other . . . . . . . . . . . . . . . . .                        4,786      4,139
                                                             -------    -------
Total deferred tax assets . . . . . . .                       20,184     19,254
                                                             -------    -------
Net deferred tax liabilities. . . . . .                      $78,032    $72,154
                                                             =======    =======

   Deferred income taxes have not been provided for approximately $69,906 of undistributed earnings of foreign entities which are considered to be permanently reinvested. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes. Determination of the amount of unrecognized deferred U. S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

6. ENVIRONMENTAL MATTERS

   The Company's operations are subject to extensive laws and regulations governing air emissions, waste water discharges and solid and hazardous waste management activities. As discussed in note 1, the Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $13,000 and $30,000. In connection with these expenditures, the Company has accrued an amount at December 31, 1994 within such range representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $12,000 to $25,000 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

7. RETIREMENT PLANS

   The Company has defined benefit and defined contribution pension plans that cover substantially all employees. The Company also has an employee stock ownership plan (the ESOP) covering substantially all domestic employees.

   The defined contribution plan and the ESOP provide for Company contributions based on the earnings of eligible employees. Expense related to the defined contribution plan amounted to approximately $7,840, $7,553 and $6,442 for the years ended December 31, 1994, 1993 and 1992, respectively. Expense related to the ESOP amounted to approximately $2,354, $2,249 and $1,847 for the years ended December 31, 1994, 1993 and 1992, respectively.
                                        26
   Benefits under the WIL defined benefit plan are based on employees' compensation and length of service, while benefits under defined benefit plans covering domestic employees are based on employees' compensation and length of service or at stated amounts based on length of service. The Company's policy is to fund amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Assets of the plans are invested primarily in equity securities and commingled trust funds. The pension costs of the defined benefit plans consist of the following:

                                                   Years Ended December 31,
                                                1994         1993         1992
                                              --------     --------     --------
Service cost. . . . . . . . . . . . .         $  (479)     $  (370)     $  (706)
Interest cost on projected benefit
 obligations. . . . . . . . . . . . .           3,938        4,336        4,113
Actual return on plan assets. . . . .            (621)      (7,512)       1,697
Net amortization and deferral . . . .          (3,030)       4,621       (5,009)
                                              --------     --------     --------
                                              $  (192)     $ 1,075      $    95
                                              ========     ========     ========

    The following table sets forth the funded status and amounts included in the Company's consolidated balance sheets at December 31, 1994 and 1993 for its defined benefit pension plans:

                                                               December 31,
                                                              1994       1993
                                                            ---------  ---------
Actuarial present value of benefit obligations:
  Vested benefit obligations. . . . . . . . . .             $ 36,369   $ 33,502
                                                            =========  =========
  Accumulated benefit obligations . . . . . . .             $ 36,571   $ 33,952
                                                            =========  =========
  Projected benefit obligations . . . . . . . .             $ 53,622   $ 52,913
Plan assets at fair market value. . . . . . . .               48,867     45,063
                                                            ---------  ---------
Funded status . . . . . . . . . . . . . . . . .               (4,755)    (7,850)
Unrecognized net (gain) loss. . . . . . . . . .               (2,815)    (1,875)
Unrecognized net asset at transition. . . . . .                  (54)        (5)
Unrecognized prior service cost . . . . . . . .               (1,282)    (1,395)
                                                            ---------  ---------
Accrued pension costs . . . . . . . . . . . . .             $ (8,906)  $(11,125)
                                                            =========  =========

Assumptions used in determining the projected benefit obligation as of December 31 were as follows:

                                                 1994         1993        1992
                                                ------       ------      ------
Domestic plans
  Discount rate                                  8.25%        7.25%       8.0%
  Future compensation increase                   4.75%        4.5%        6.0%
  Rate of return on plan assets                  8.0%         8.0%        8.0%

WIL
  Discount rate                                  9.0%         7.0%        9.0%
  Future compensation increase                   6.5%         5.0%        6.5%
  Rate of return on plan assets                  9.0%         7.0%        9.0%

8.  STOCKHOLDERS' EQUITY

      The Company has stock option plans (the Plans) which authorize the grant of non-qualified stock options (NQSOs). The maximum number of common shares authorized for grant under the Plans is 3,588,000. For substantially all options granted in connection with the Plans, the option period extends for either ten years and one day or 11 years from the date of grant with the shares
                                        27
vesting at 20% per year over the first five years. The option price for such options must be at least equal to the fair market value of the Company's common stock at the date of grant.

Information regarding the NQSOs is as follows:                         Avg Price
                                                            Shares     Per Share
                                                           ----------  ---------
Outstanding December 31, 1991. . . . . . . . . .           1,185,073    $19.38
  Granted. . . . . . . . . . . . . . . . . . . .             366,300     20.63
  Exercised. . . . . . . . . . . . . . . . . . .             (54,138)    12.28
  Canceled . . . . . . . . . . . . . . . . . . .             (15,500)    22.36
                                                           ----------  ---------
Outstanding December 31, 1992. . . . . . . . . .           1,481,735     19.92
  Granted. . . . . . . . . . . . . . . . . . . .             361,000     17.38
  Exercised. . . . . . . . . . . . . . . . . . .             (54,748)    12.32
  Canceled . . . . . . . . . . . . . . . . . . .              (5,590)    20.42
                                                           ----------  ---------
Outstanding December 31, 1993. . . . . . . . . .           1,782,397     19.63
  Granted. . . . . . . . . . . . . . . . . . . .             400,900     29.25
  Exercised. . . . . . . . . . . . . . . . . . .            (235,116)    17.21
  Canceled . . . . . . . . . . . . . . . . . . .             (80,550)    22.24
                                                           ----------  ---------
Outstanding December 31, 1994. . . . . . . . . .           1,867,631    $21.89
                                                           ==========  =========

    At December 31, 1994, options for 803,868 shares were exercisable and 1,042,364 shares were available for future option grants.

    Approximately 899,000 common shares have been reserved for issuance in connection with certain of the Company's employee benefit plans (see note 7).

    On August 6, 1991, the Board of Directors declared a dividend of one common stock purchase right (a Right) for each outstanding share of common stock. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one share of common stock at an exercise price of $90 per share (the Purchase Price), subject to certain adjustments. The Rights are not represented by separate certificates and are only exercisable when a person or group of affiliated or associated persons acquires or obtains the right to acquire 15% or more of the Company's outstanding common shares (an Acquiring Person) or announces a tender or exchange offer that would result in any person or group beneficially owning 15% or more of the Company's outstanding common shares. In the event any person becomes an Acquiring Person, the Rights would give holders the right to buy, for the Purchase Price, common stock with a market value of twice the Purchase Price. The Rights expire on August 5, 2001, unless extended by the Board of Directors or redeemed earlier by the Company at a redemption price of $0.01 per Right.

    Although the Rights should not interfere with a business combination approved by the Board of Directors, they may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board, except pursuant to an offer conditioned on a substantial number of Rights being acquired.

9.  INVESTMENT IN UNCONSOLIDATED PARTIALLY-OWNED COMPANY

    In March 1993, the Company sold its 43.7% ownership interest in Wellstar Holding, B.V. (Wellstar) for $33,000. The transaction resulted in a gain, before applicable income taxes, of approximately $12,386. The sale of Wellstar increased net earnings by approximately $7,300, or $0.22 per share.

10. COMMITMENTS AND CONTINGENCIES

    WIL, the Company's Irish subsidiary, utilizes forward foreign currency contracts to hedge certain of its accounts receivable and accounts payable
                                        28
denominated in other foreign currencies. The notional amount of such contracts outstanding at December 31, 1994 and the impact on earnings for contracts closed during 1994, 1993 and 1992 was immaterial.

    At December 31, 1994, the Company had approximately $56,000 of outstanding letters of credit of which approximately $55,800 were outstanding as security for the Bonds discussed in note 4.

    Approximate minimum rental commitments under noncancelable leases (principally for buildings and equipment) during each of the next five years and thereafter are as follows: 1995 -- $4,399; 1996 -- $3,978; 1997 -- $3,772;
1998 -- $3,659; 1999 -- $2,123; and thereafter -- $4,381.

    Rent expense for cancelable and noncancelable operating leases was $6,548, $6,295 and $4,797 for the years ended December 31, 1994, 1993 and 1992, respectively.

    See note 6 for information related to environmental matters.

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters will not have a material adverse effect, if any, on the Company's consolidated financial position or results of operations.

11.   BUSINESS SEGMENT AND GEOGRAPHIC AREAS

    The Company operates in one business segment: principally the manufacture and sale of PET (polyethylene terephthalate) products, including Fortrel(R) brand polyester textile fibers, recycled polyester fibers and PET resins.

    Net sales and operating income for the years ended December 31, 1994, 1993 and 1992 and identifiable assets at the end of each year, classified by the major geographic areas in which the Company operates, are as follows:

                                                   Years Ended December 31,
                                                 1994        1993        1992
                                              ----------  ----------  ----------
Net sales
  U.S. . . . . . . . . . . . . . . . .        $  824,034  $  754,882  $  728,733
  Western Europe . . . . . . . . . . .           112,099      87,182      99,467
                                              ----------  ----------  ----------
                                              $  936,133  $  842,064  $  828,200
                                              ==========  ==========  ==========
Operating income
  U.S. . . . . . . . . . . . . . . . .        $  103,909  $   69,305  $  105,943
  Western Europe . . . . . . . . . . .            17,832       7,066       5,154
                                              ----------  ----------  ----------
                                              $  121,741  $   76,371  $  111,097
                                              ==========  ==========  ==========
Identifiable assets
  U.S. . . . . . . . . . . . . . . . .        $  937,135  $  927,330  $  913,384
  Western Europe . . . . . . . . . . .           103,505      87,917      83,199
                                              ----------  ----------  ----------
                                              $1,040,640  $1,015,247  $  996,583
                                              ==========  ==========  ==========

                                        29
12. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial information for the years ended December 31, 1994 and 1993 is summarized as follows:

--------------------------------------------------------------------------------
                        March 31,    June 30,   Sept. 30,   Dec. 31,      Total
Quarter ended             1994        1994        1994        1994        1994
--------------------------------------------------------------------------------

Net sales               $222,577    $229,805    $232,955    $250,796    $936,133
Gross profit             $43,883     $53,190     $52,594     $61,592    $211,259
Net earnings             $11,290     $16,092     $17,317     $20,101     $64,800
Net earnings per
 common share              $0.34       $0.48       $0.52       $0.60       $1.94

--------------------------------------------------------------------------------

                        March 31,    June 30,   Sept. 30,    Dec. 31,    Total
Quarter ended            1993(1)       1993      1993(1)     1993(1)    1993(1)
--------------------------------------------------------------------------------

Net sales               $207,968    $214,005    $210,151    $209,940    $842,064
Gross profit             $49,583     $46,046     $41,594     $25,659    $162,882
Earnings (loss) before
 cumulative effect of
 changes in accounting
 principles              $21,804     $12,783      $7,056     $(1,189)    $40,454
Net earnings (loss)      $12,794     $12,783      $7,056     $(1,189)    $31,444
Earnings (loss) per
 common share before
 cumulative effect of
 changes in accounting
 principles                $0.66       $0.39       $0.21      ($0.04)      $1.23
Net earnings (loss)
 per common share          $0.39       $0.39       $0.21      ($0.04)      $0.96

(1) 1993 net earnings reflect $15,900 ($0.48 per share) of accounting changes and unusual and nonrecurring items. In March 1993, the Company sold its ownership interest in Wellstar for $33,000. The resulting gain, before applicable income taxes, was approximately $12,386. As a result of the sale, 1993 net earnings increased by approximately $7,300 ($0.22 per share).

    Net earnings for the quarter ended March 31, 1993 reflect the cumulative effect of changes in accounting principles for environmental liabilities and certain inventories ($9,010, net of the related income tax effect). In the third quarter of 1993, the maximum corporate income tax rate increased from 34% to 35%. This resulted in $2,700 ($0.08 per share) in additional income tax expense. In the fourth quarter of 1993, the Company incurred unusual charges aggregating $11,500 ($0.35 per share) primarily related to inventory, development of a prototype materials recovery facility and expenses associated with the Company's ongoing capital investment program. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes 1, 5 and 9.

                                        30
REPORT OF INDEPENDENT AUDITORS


Board of Directors
Wellman, Inc.

    We have audited the accompanying consolidated balance sheets of Wellman, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. We did not audit the financial statements and schedules of a wholly-owned subsidiary of the Company, which statements reflect total assets constituting 8% in 1994 and 6% in 1993 and total revenues constituting 12% in 1994, 10% in 1993 and 11% in 1992 of the related consolidated totals. Those financial statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for the Company's wholly-owned subsidiary, is based solely on the report of other auditors.

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

    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for recoveries related to environmental liabilities and its method of valuing certain inventories.


                                                          ERNST & YOUNG LLP


Charlotte, North Carolina
February 14, 1995


                                        31

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended December 31, 1994, 1993 and 1992
                                  (In thousands)



                            Balance at  Charged to                       Balance
                            Beginning   Costs and                        at End
     Description            of Year     Expenses    Other    Deductions  of Year
----------------------      ---------   ---------   -------  ----------  -------

Allowance for doubtful
 accounts receivable:

  Year ended
   December 31, 1994         $4,232      $1,101     $155 (a)  $  755(b)  $ 4,733
                             ======      ======     ========  =========  =======

  Year ended
   December 31, 1993         $4,443      $  702     $(60)(a)  $  853(b)  $ 4,232
                             ======      ======     ========  =========  =======

  Year ended
   December 31, 1992         $5,345      $  646     $(39)(a)  $1,509(b)  $ 4,443
                             ======      ======     ========  =========  =======


(a)  Primarily foreign currency translation adjustments.

(b)  Accounts written off.


                                        32

Item 9.  CHANGES IN and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
    None.

                                        33
                                     PART III


Item 10. DIRECTORS and EXECUTIVE OFFICERS of the REGISTRANT
-------  --------------------------------------------------

    "Election of Directors" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1995 is hereby incorporated by reference herein.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

    "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1995 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12. SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT
-------  --------------------------------------------------------------

    "Introduction" and "Election of Directors" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1995 is hereby incorporated by reference herein.

Item 13. CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS
-------  ----------------------------------------------

    "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1995 is hereby incorporated by reference herein.


                                        34
                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, and REPORTS on FORM 8-K
-------  ----------------------------------------------------------------

    (a)  1.   Financial Statements
              --------------------
              The consolidated financial statements included in Item 8 are filed as part of this annual report.

         2.   Financial Statement Schedules
              -----------------------------
              The consolidated financial statement schedules included in Item 8 are filed as part of this annual report.

         3.   Exhibits
              --------
    Exhibit Number                Description
    --------------                -----------
         3(a)(1) Restated Certificate of Incorporation (Exhibit 3.1 of the Company's Registration Statement on Form S-1, File No. 33-13458, refiled as Exhibit 3(a)(1) of the Company's Form 10-K for the year ended December 31, 1993, incorporated by reference herein)

         3(a)(2) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 3(a)(2) of the Company's Registration Statement on Form S-4, File No. 33-31043, refiled as Exhibit 3(a)(2) of the Company's Form 10-K for the year ended December 31, 1993, incorporated by reference herein)

         3(a)(3) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 28 of the Company's Registration Statement on Form S-8, File No. 33-38491, refiled as Exhibit 3(a)(3) of the Company's Form 10-K for the year ended December 31, 1993, incorporated by reference herein)

         3(a)(4) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 3(c)(4) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

         3(b) By-Laws, as amended (Exhibit 3(b) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

         4(a) Loan Agreement dated February 8, 1995 by and between the Company and Fleet National Bank, as agent, and certain other financial institutions

         4(b) Credit Facilities dated July 1994 between WIL and Ulster Investment Bank Limited, Ulster Bank Ltd. and Ulster Bank Group Treasury Ltd.

         4(c) Credit Facilities dated August 1994 between WIL and Bank of Ireland Corp. Ltd.

         4(d) Registration Rights Agreement dated as of August 12, 1985 by and among the Company, Thomas M. Duff, John L. Dings, Alex Holder, Calvin Hughes, Frank McGuire and others (Exhibit 4.7 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

                                        35
         4(e) Loan Agreement between South Carolina Jobs - Economic Development Authority (the "Authority") and the Company dated as of December 1, 1990 (Exhibit 4(n) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

         4(f) First Supplemental Loan Agreement between the Authority and the Company dated as of April 1, 1991 (Exhibit 4(a) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

         4(g) Note Purchase Agreement dated as of June 14, 1991 between the Company and the Purchasers named in Schedule I thereto (Exhibit 4(b) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

         4(h) Rights Agreement dated as of August 6, 1991 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 1 to the Company's Form 8-K dated as of August 6, 1991 incorporated by reference herein)

         4(i) Loan Agreement between the Authority and the Company dated as of June 1, 1992 (Exhibit 4(u) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

         4(j) Note Purchase Agreement between the Company and Teachers Insurance and Annuity Association of America dated July 28, 1992 (Exhibit 4(v) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

         4(k) Loan Agreement between the Authority and the Company, dated as of December 1, 1992 (Exhibit 4(w) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

         4(l) Promissory Note dated May 15, 1992 of the Company to the City of Florence, SC (Exhibit 4(x) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

         4(m)(1) Loan note participations with the Sumitomo Bank, Limited dated July 27, 1992, Istituto Bancario San Paolo di Torino S.p.A. dated January 4, 1992 (Exhibit 4(y) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

         4(m)(2) Loan note participations with the Banco di Napoli dated February 17, 1994, First Fidelity Bank, N.A. dated June 13, 1994, Chemical Bank New Jersey, National Association dated June 13, 1994, Midlantic National Bank dated March 15, 1994 (Exhibit 4(y)(2) of the Company's Form 10-Q for the quarter ended June 30, 1994 incorporated by reference herein)

         4(n) Promissory Note dated June 18, 1993 of the Company to Fleet National Bank (Exhibit 4(z) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

         4(o)      Money Market Note dated December 16, 1994 from Shawmut Bank
                   N.A.


                                        36
         4(p) Money Market Note dated January 17, 1995 from Monte Dei Paschi Di Siena

         Executive Compensation Plans and Arrangements
         ---------------------------------------------

         10(a) Wellman, Inc. 1985 Amended and Restated Incentive Stock Option Plan (Exhibit 4 of the Company's Registration Statement on Form S-8/S-3, File No. 33-54077, incorporated by reference herein)

         10(b)(1) Employment Agreement dated as of January 1, 1990 between the Company and Thomas M. Duff

         10(b)(2) Second Amendment to Employment Agreement dated as of January 1, 1995 between the Company and Thomas M. Duff

         10(c) Employment Agreement dated as of December 1, 1994 between the Company and Clifford J. Christenson

         10(d) Service Agreement dated as of June 26, 1991 between Wellman International Investments Limited and Charles William Beckwith (Exhibit 10(g) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

       10(e) Employment Agreement dated as of December 1, 1994 between the Company and Keith R. Phillips

         10(f) Employment Agreement dated as of December 1, 1994 between the Company and James P. Casey

         10(g) Employment Agreement dated as of December 1, 1994 between the Company and Paul D. Apostol

         10(h) Directors Stock Option Plan dated as of December 2, 1991 (Exhibit 4(a) of the Company's Registration Statement on Form S-8, File No. 33-44822, incorporated by reference herein)

         10(i) Management Incentive Compensation Plan (Exhibit 10(h) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

         10(j) Summary of Executive Life Insurance Plan (Exhibit 10.22 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

         10(k)     Description of Directors' Restricted Stock Plan

         10(l)     Directors Deferred Compensation Plan

         10(m)     Amended and Restated Directors' Retirement Plan

         10(n)     Executive Retirement Restoration Plan

                                        37

         Other Material Agreements
         -------------------------

         10(o) Environmental Agreement dated as of August 8, 1985, by and among the Company, Arthur O. Wellman, Jr., and Edward R. Sacks (Exhibit 10.12 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

         10(p) Post-Closing Escrow Agreement dated August 12, 1985 by and among the Company, Arthur O. Wellman, Jr., Edward R. Sacks and certain other parties (Exhibit 10.2 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

         10(q) Letter Agreement, relating to certain environmental matters, dated August 17, 1987, by and among Fiber Industries, Inc.
                   (FI), Hoechst Celanese Corp. (HCC) and Celanese Fibers Inc. (Celanese) (Exhibit 10.3 of FI's Registration Statement on Form S-1, File No. 33-20626, incorporated herein by reference)

         10(r) Trademark Assignment and License, dated January 28, 1988, by and among FI, HCC and Celanese (Exhibit 10.14 of FI's Registration Statement on Form S-1, File No. 33-20626, incorporated herein by reference)

         23(a)     Consent of Ernst & Young LLP

         23(b)     Consent of KPMG Stokes Kennedy Crowley

         28(a)     Report of KPMG Stokes Kennedy Crowley

    (b)  Reports on Form 8-K
         -------------------

         None.


                                        38
                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1995.

                                    WELLMAN, INC.


                                    By /s/ Thomas M. Duff
                                      -------------------
                                      President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 1995.

    Signatures               Title
    ----------               -----
/s/ Thomas M. Duff           President, Chief Executive Officer
-------------------------    and Director (Principal Executive Officer)

/s/ Keith R. Phillips        Vice President, Chief Financial
-------------------------    Officer and Treasurer (Principal
                              Financial Officer)

/s/ Mark J. Rosenblum        Vice President, Controller
-------------------------    (Principal Accounting Officer)

/s/ James B. Baker           Director
-------------------------

/s/ C. William Beckwith      Director
-------------------------

/s/ Peter H. Conze           Director
-------------------------

    Allan R. Dragone         Director


/s/ Richard F. Heitmiller    Director
-------------------------

/s/ Jonathan M. Nelson       Director
-------------------------

/s/ James E. Rogers          Director
-------------------------

/s/ Raymond C. Tower         Director
-------------------------

/s/ Roger A. Vandenberg      Director
-------------------------