Form 10-Q
period 1995-03-31
WELLMAN INC
filed 1995-05-09
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 0-15899

                                  WELLMAN, INC.
                                  -------------
              (Exact name of registrant as specified in its charter)

                     Delaware                               04-1671740
                     --------                               ----------
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)               Identification No.)

                     1040 Broad Street, Shrewsbury, NJ 07702
                     ---------------------------------------
                     (Address of principal executive offices)

                                  (908) 542-7300
                                  --------------

               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   ------   ------

     As of May 2, 1995, there were 33,281,546 shares of the registrant's common stock, $.001 par value, issued and outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

        Condensed Consolidated Statements of Income -
             For the three months ended March 31, 1995 and 1994. . . .   3

        Condensed Consolidated Balance Sheets -
             March 31, 1995 and December 31, 1994. . . . . . . . . . .   4

        Condensed Consolidated Statements of Stockholders' Equity. . .   5

        Condensed Consolidated Statements of Cash Flows -
             For the three months ended March 31, 1995 and 1994. . . .   6

        Notes to Condensed Consolidated Financial Statements . . . . . 7 - 8

   ITEM 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . 9 - 10

PART II - OTHER INFORMATION

   ITEM 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  11

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                        ----------------------
                                                          1995          1994
                                                        --------      --------
Net sales                                               $276,066      $222,577

Cost of sales                                            213,994       178,694
                                                        --------      --------

Gross profit                                              62,072        43,883

Selling, general and administrative
  expenses                                                22,501        20,713
                                                        --------      --------

Operating income                                          39,571        23,170

Interest expense, net                                      2,899         3,704
                                                        --------      --------
Earnings before income taxes                              36,672        19,466

Income taxes                                              13,935         8,176
                                                        --------      --------

Net earnings                                            $ 22,737      $ 11,290
                                                        ========      ========

Net earnings per common share                           $   0.67      $   0.34
                                                        ========      ========

Average common shares                                     33,684        33,013
                                                        ========      ========


            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                     March 31,    December 31,
                                                       1995           1994
                                                   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $     37,797   $     21,556
   Accounts receivable, less allowance
     of $4,788 in 1995 and $4,733 in 1994               132,174        119,278
   Inventories                                          118,418        122,914
   Prepaid expenses and other current assets              5,695          8,479
                                                   ------------   ------------
      Total current assets                              294,084        272,227
Property, plant and equipment, at cost:
   Land, buildings and improvements                     102,487        100,172
   Machinery and equipment                              578,939        553,834
                                                   ------------   ------------
                                                        681,426        654,006
   Less accumulated depreciation                        219,703        206,130
                                                   ------------   ------------
      Property, plant and equipment, net                461,723        447,876
Cost in excess of net assets acquired, net              298,770        301,030
Other assets, net                                        16,191         19,507
                                                   ------------   ------------
                                                   $  1,070,768   $  1,040,640
                                                   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $     53,008   $     53,647
   Accrued liabilities                                   32,689         30,472
   Accrued income taxes                                   9,507             --
   Current portion of long-term debt                        200            200
                                                   ------------   ------------
      Total current liabilities                          95,404         84,319
Long-term debt                                          244,989        256,331
Deferred income taxes and other liabilities             126,661        122,417
                                                   ------------   ------------
      Total liabilities                                 467,054        463,067
Stockholders' equity:
   Common stock, $.001 par value; 55,000,000
    shares authorized, 33,267,998 shares
    issued and outstanding in 1995,
    33,191,987 in 1994                                       33             33
   Class B common stock, $.001 par value;
     5,500,000 shares authorized                             --             --
   Paid-in capital                                      226,314        224,352
   Foreign currency translation adjustments               8,219          4,783
   Retained earnings                                    369,148        348,405
                                                   ------------   ------------
      Total stockholders' equity                        603,714        577,573
                                                   ------------   ------------
                                                   $  1,070,768   $  1,040,640
                                                   ============   ============

            See notes to condensed consolidated financial statements.

                                                WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (In thousands, except share data)



                                          COMMON STOCK                 CURRENCY
                                       ------------------   PAID-IN   TRANSLATION  RETAINED
                                        SHARES     AMOUNT   CAPITAL   ADJUSTMENTS  EARNINGS    TOTAL
                                       ----------  ------  ---------  -----------  ---------  ---------
Balance at December 31, 1993           32,780,018   $ 33   $ 215,179   $     96    $ 291,198  $ 506,506
Net earnings                                                                          64,800     64,800
Cash dividends ($0.23 per share)                                                      (7,593)    (7,593)
Exercise of stock options                 235,116              4,047                              4,047
Issuance of common stock to
   employee benefit plans                 176,186              3,936                              3,936
Issuance of restricted stock                  667                 23                                 23
Tax effect of exercise of stock
 options                                                       1,167                              1,167
Currency translation adjustments                                          4,687                   4,687
                                       ----------  ------  ---------  -----------  ---------  ---------

Balance at December 31, 1994           33,191,987   $ 33   $ 224,352   $  4,783    $ 348,405  $ 577,573
Net earnings                                                                          22,737     22,737
Cash dividends ($0.06 per share)                                                      (1,994)    (1,994)
Exercise of stock options                   8,995                111                                111
Issuance of common stock to
   employee benefit plans                  67,016              1,851                              1,851
Currency translation adjustments                                          3,436                   3,436
                                       ----------  ------  ---------  -----------  ---------  ---------
Balance at March 31, 1995              33,267,998   $ 33    $226,314    $ 8,219    $ 369,148  $ 603,714
                                       ==========  ======  =========  ===========  =========  =========


                    See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (In thousands)

                                                         1995           1994
                                                      ---------      ---------
Cash flows from operating activities:
  Net earnings                                        $  22,737      $  11,290
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation                                        12,525         10,780
     Amortization                                         3,057          3,410
     Deferred income taxes                                2,644            449
     Common stock issued for stock plans                  1,851          1,751
     Changes in assets and liabilities                   10,531          3,335
                                                      ---------      ---------

  Net cash provided by operating activities              53,345         31,015
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to property, plant and equipment            (25,267)       (17,202)
  Decrease in restricted cash                               989          1,438
                                                      ---------      ---------

  Net cash used in investing activities                 (24,278)       (15,764)
                                                      ---------      ---------
Cash flows from financing activities:
  Repayments of long-term debt                          (11,425)       (10,693)
  Dividends paid on common stock                         (1,994)        (1,643)
  Exercise of stock options                                 111            110
                                                      ---------      ---------

  Net cash used by financing activities                 (13,308)       (12,226)
                                                      ---------      ---------
Effect of exchange rate changes on cash
  and cash equivalents                                      482             29
                                                      ---------      ---------

Increase in cash and cash equivalents                    16,241          3,054
Cash and cash equivalents at beginning of period         21,556         18,751
                                                      ---------      ---------

Cash and cash equivalents at end of period            $  37,797      $  21,805
                                                      =========      =========

Supplemental cash flow data:
  Cash paid during the period for:
    Interest (net of amounts capitalized)             $   2,316      $   2,531
    Income taxes                                      $     144      $     587


            See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Information for the three months ended
                       March 31, 1995 and 1994 is unaudited)
                                  (In thousands)


1.  BASIS OF PRESENTATION

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


2.  NET EARNINGS PER COMMON SHARE

        Net earnings per common share is based on the average number of common and common equivalent shares outstanding.

3.  INVENTORIES

        Inventories consist of the following:

                                          March 31,         December 31,
                                            1995                1994
                                         ---------           ---------
    Raw materials                        $  59,213           $  61,680
    Finished and semi-finished goods        53,170              51,362
    Supplies                                13,535              14,672
                                         ---------           ---------

                                           125,918             127,714
    Less adjustments of certain
      inventories to a LIFO basis            7,500               4,800
                                         ---------           ---------

                                         $ 118,418           $ 122,914
                                         =========           =========

4.  LONG-TERM DEBT

        On February 8, 1995, the Company entered into a $330,000 Revolving Credit Loan (the Facility) that replaced the existing $222,000 Reducing Revolving Credit Loan and matures in February 2000. The terms of the Facility provide the Company with the ability to borrow under competitive bid loans which reduce the availability under the Facility and bear
    interest     at the offering bank's prevailing interest rate.  The Facility has no scheduled principal repayments and any borrowings under non-competitive bid loans bear interest, at the Company's option, at the higher of the prime rate or the federal funds rate plus 0.50%, the LIBOR or CD rate plus applicable margins.

5.  COMMITMENTS AND CONTINGENCIES

        The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $12,000 and $29,000. In connection with these expenditures, the Company has accrued an amount at March 31, 1995 within such range representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $10,000 to $23,000 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

                                WELLMAN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994


    Net sales for the three months ended March 31, 1995 increased 24% to $276.1 million from $222.6 million for the three months ended March 31, 1994. Sales increased in the 1995 period for each of the Company's three groups: Fibers Group, Manufactured Products Group (MPG) and New England CRInc. (CRInc). Substantially all of the increase in sales for the Company's domestic fibers business was due to higher polyester fiber selling prices. At Wellman International Limited (WIL), the Company's Irish fiber subsidiary, sales increased primarily due to higher polyester fiber selling prices and, to a lesser extent, increased sales volumes. The increased selling prices in the Fibers Group reflect continued strong worldwide demand and the pass through of higher raw material costs for polyester fiber. Sales for the MPG increased in 1995 as a result of the full-quarter contribution from the polyethylene terephthalate (PET) resin business, which commenced operation in March 1994.
At CRInc., sales increased due to significantly higher commodity prices and the operation of an additional materials recovery facility.

     Gross profit for the three months ended March 31, 1995 amounted to $62.1 million versus $43.9 million for the 1994 period. The gross profit margin for 1995 was 22.5% compared to 19.7% in 1994. Gross profit for the Fibers Group increased primarily due to higher selling prices. MPG gross profit was higher due to the aforementioned contribution from the PET resin business.

    Selling, general and administrative expenses amounted to $22.5 million, or 8.2% of sales, for the 1995 period compared to $20.7 million, or 9.3% of sales, for the 1994 period.

    As a result of the foregoing, operating income was $39.6 million for the first three months of 1995 versus $23.2 million for the first three months of 1994.

    Net interest expense was $2.9 million in the first three months of 1995 compared to $3.7 million in the first three months of 1994. Interest expense was favorably impacted by a decrease in outstanding borrowings, partially offset by higher interest rates.

     The effective income tax rate was 38% in the first quarter of 1995 versus 42% in the comparable 1994 period, reflecting the positive impact of strong domestic and Irish earnings. The Irish tax rate for manufacturing operations is significantly lower than the U.S. statutory rate.

     As a result of the foregoing, net earnings in the first three months of 1995 were $22.7 million, or $0.67 per share, compared to $11.3 million, or $0.34 per share, for the first three months of 1994.

OUTLOOK

    Demand for the Company's polyester fibers is expected to remain healthy in 1995. Together with increasing chemical and recycled raw material costs, upward pressure on polyester fiber selling prices may continue in 1995. The ability to increase fiber selling prices commensurate with increased costs will affect future profitability.

    Continued strong demand and insufficient chemical raw material supplies for polyester products worldwide has increased demand and decreased the availability of recycled raw materials in the United States, particularly postconsumer PET soft drink bottles. As a result, the Company plans to curtail production of recycled polyester fibers at its Johnsonville, SC facility by approximately 10% in mid-1995, representing 3% of the Company's total annual worldwide fiber production capacity.

    The Company expects to complete a significant expansion of PET resin production capacity, for which chemical raw materials are available, at the Palmetto Plant in Darlington, SC during the second quarter of 1995. Continued strong worldwide demand for PET resin has enabled the Company to enter into long-term contracts with certain customers which generally permit the Company to increase selling prices in order to offset increasing chemical raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash from operations of $53.3 million for the three months ended March 31, 1995 compared to $31.0 million for the three months ended March 31, 1994. The increase in cash from operations was primarily the result of significantly higher net earnings.

    Net cash used in investing activities amounted to $24.3 million in 1995 compared to $15.8 million in 1994. Additions to property, plant and equipment amounted to $25.3 million in 1995 compared to $17.2 million in 1994.

    Net cash used in financing activities amounted to $13.3 million for 1995 and $12.2 million for 1994. Net repayments of long-term debt amounted to $11.4 million in 1995 compared to $10.7 million in 1994.

    The Company's long-term capital investment program includes approximately $105.0 million in planned expenditures in 1995. The exact amount and timing of the capital spending is difficult to predict, however, since certain projects may extend into 1996 and beyond depending upon equipment delivery and construction schedules. The 1995 capital expenditure plan includes expansion of PET resin production capacity at the Palmetto Plant during the second quarter of 1995 and expansions and continued equipment upgrades at the Company's fiber operations.

    The Company's financing agreements contain normal financial and restrictive covenants. The Company believes that the financial resources available to it, including approximately $270.0 million available at March 31, 1995 under its $330.0 million revolving credit facility (see note 4 to the condensed consolidated financial statements), unused, short-term uncommitted lines of credit aggregating $115.0 million and internally generated funds will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements.

                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

           4(a) Loan note participations with the Banco di Napoli dated February 17, 1994, First Fidelity Bank, N.A. dated June 13, 1994 (Exhibit 4(y)(2) of the Company's Form 10-Q for the quarter ended June 30, 1994 incorporated by reference herein)

           4(b) Commercial Loan Master Note with Midlantic Bank, N.A. dated April 5, 1995



       (b) Reports on Form 8-K.

           None.

                                     SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WELLMAN, INC.



Dated May 8, 1995                              By /s/ Keith R. Phillips
      -----------                              ------------------------
                                               Keith R. Phillips
                                               Vice President, Chief Financial
                                               Officer and Treasurer (Principal
                                               Financial Officer)





Dated May 8, 1995                              By /s/ Mark J. Rosenblum
      -------------                            ------------------------
                                               Mark J. Rosenblum
                                               Vice President, Controller
                                               (Principal Accounting Officer)