Form 10-Q
period 1995-06-30
WELLMAN INC
filed 1995-08-10
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

     As of August 4, 1995, there were 33,332,507 shares of the registrant's common stock, $.001 par value, issued and outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

        Condensed Consolidated Statements of Income -
             For the three and six months ended June 30, 1995 and 1994.     3

        Condensed Consolidated Balance Sheets -
             June 30, 1995 and December 31, 1994. . . . . . . . . . . .     4

        Condensed Consolidated Statements of Stockholders' Equity . . .     5

        Condensed Consolidated Statements of Cash Flows -
             For the six months ended June 30, 1995 and 1994. . . . . .     6

        Notes to Condensed Consolidated Financial Statements. . . . . . 7 - 8

   ITEM 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . . . . 9 - 11

PART II - OTHER INFORMATION

   ITEM 4 - Submission of Matters to a Vote of Security Holders . . . .     12

   ITEM 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .     13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14


                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                      THREE MONTHS             SIX MONTHS
                                     ENDED JUNE 30,          ENDED JUNE 30,
                                 ---------------------    --------------------
                                    1995        1994        1995        1994
                                  --------    --------    --------    --------
Net sales                         $293,971    $229,805    $570,037    $452,382

Cost of sales                      227,351     176,615     441,345     355,309
                                  --------    --------    --------    --------

Gross profit                        66,620      53,190     128,692      97,073

Selling, general and
  administrative expenses           23,407      21,838      45,908      42,551
                                  --------    --------    --------    --------

Operating income                    43,213      31,352      82,784      54,522

Interest expense, net                2,876       3,607       5,775       7,311

Loss on sale of subsidiary           5,500           -       5,500           -
                                  --------    --------    --------    --------
Earnings before income taxes        34,837      27,745      71,509      47,211

Income taxes                        13,238      11,653      27,174      19,829
                                  --------    --------    --------    --------

Net earnings                      $ 21,599    $ 16,092    $ 44,335    $ 27,382
                                  ========    ========    ========    ========

Net earnings per common share     $   0.64    $   0.48    $   1.32    $   0.83
                                  ========    ========    ========    ========

Average common shares               33,657      33,310      33,683      33,178
                                  ========    ========    ========    ========


            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                     June 30,     December 31,
                                                       1995           1994
                                                   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $     38,005   $     21,556
   Accounts receivable, less allowance
     of $5,163 in 1995 and $4,733 in 1994               135,889        119,278
   Inventories                                          127,494        122,914
   Prepaid expenses and other current assets              7,230          8,479
                                                   ------------   ------------
      Total current assets                              308,618        272,227
Property, plant and equipment, at cost:
   Land, buildings and improvements                     104,388        100,172
   Machinery and equipment                              595,529        553,834
                                                   ------------   ------------
                                                        699,917        654,006
   Less accumulated depreciation                        232,253        206,130
                                                   ------------   ------------
      Property, plant and equipment, net                467,664        447,876
Cost in excess of net assets acquired, net              296,511        301,030
Other assets, net                                        15,232         19,507
                                                   ------------   ------------
                                                   $  1,088,025   $  1,040,640
                                                   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $     65,688   $     53,647
   Accrued liabilities                                   39,454         30,472
   Current portion of long-term debt                        136            200
                                                   ------------   ------------
      Total current liabilities                         105,278         84,319
Long-term debt                                          228,047        256,331
Deferred income taxes and other liabilities             129,776        122,417
                                                   ------------   ------------
      Total liabilities                                 463,101        463,067
Stockholders' equity:
   Common stock, $.001 par value; 55,000,000
    shares authorized,  33,307,373 shares
    issued and outstanding in 1995,
    33,191,987 in 1994                                       33             33
   Class B common stock, $.001 par value;
     5,500,000 shares authorized                             --             --
   Paid-in capital                                      227,301        224,352
   Foreign currency translation adjustments               9,174          4,783
   Retained earnings                                    388,416        348,405
                                                   ------------   ------------
      Total stockholders' equity                        624,924        577,573
                                                   ------------   ------------
                                                   $  1,088,025   $  1,040,640
                                                   ============   ============

            See notes to condensed consolidated financial statements.

                                                WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (In thousands, except share data)



                                          COMMON STOCK                 CURRENCY
                                       ------------------   PAID-IN   TRANSLATION  RETAINED
                                        SHARES     AMOUNT   CAPITAL   ADJUSTMENTS  EARNINGS    TOTAL
                                       ----------  ------  ---------  -----------  ---------  ---------
Balance at December 31, 1993           32,780,018   $ 33   $ 215,179   $     96    $ 291,198  $ 506,506
Net earnings                                                                          64,800     64,800
Cash dividends ($0.23 per share)                                                      (7,593)    (7,593)
Exercise of stock options                 235,116              4,047                              4,047
Issuance of common stock to
   employee benefit plans                 176,186              3,936                              3,936
Issuance of restricted stock                  667                 23                                 23
Tax effect of exercise of stock
 options                                                       1,167                              1,167
Currency translation adjustments                                          4,687                   4,687
                                       ----------  ------  ---------  -----------  ---------  ---------

Balance at December 31, 1994           33,191,987   $ 33   $ 224,352   $  4,783    $ 348,405  $ 577,573
Net earnings                                                                          44,335     44,335
Cash dividends ($0.13 per share)                                                      (4,324)    (4,324)
Exercise of stock options                  13,125                192                                192
Issuance of common stock to
   employee benefit plans                 102,261              2,757                              2,757
Currency translation adjustment                                           4,391                   4,391
                                       ----------  ------  ---------  -----------  ---------  ---------
Balance at June 30, 1995               33,307,373   $ 33   $ 227,301   $  9,174    $ 388,416  $ 624,924
                                       ==========  ======  =========  ===========  =========  =========


                    See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                             SIX MONTHS
                                                            ENDED JUNE 30,
                                                      ------------------------
                                                         1995           1994
                                                      ---------      ---------
Cash flows from operating activities:
  Net earnings                                        $  44,335     $   27,382
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation                                        26,189         21,748
     Amortization                                         6,114          6,869
     Deferred income taxes                                5,506           (768)
     Common stock issued for stock plans                  2,757          2,542
     Changes in assets and liabilities                    8,035          2,663
                                                      ---------      ---------

  Net cash provided by operating activities              92,936         60,436
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to property, plant and equipment            (45,810)       (35,902)
  Decrease in restricted cash                             1,239          3,639
                                                      ---------      ---------

  Net cash used in investing activities                 (44,571)       (32,263)
                                                      ---------      ---------
Cash flows from financing activities:
  Repayments of long-term debt                          (28,452)       (28,709)
  Dividends paid on common stock                         (4,324)        (3,613)
  Exercise of stock options                                 192            309
                                                      ---------      ---------

  Net cash used by financing activities                 (32,584)       (32,013)
                                                      ---------      ---------
Effect of exchange rate changes on cash
  and cash equivalents                                      668            128
                                                      ---------      ---------

Increase (decrease) in cash and cash equivalents         16,449         (3,712)
Cash and cash equivalents at beginning of period         21,556         18,751
                                                      ---------      ---------

Cash and cash equivalents at end of period            $  38,005      $  15,039
                                                      =========      =========

Supplemental cash flow data:
  Cash paid during the period for:
    Interest (net of amounts capitalized)             $   7,433      $   7,766
    Income taxes                                      $  19,920      $  20,120


            See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and six months ended
                      June 30, 1995 and 1994 is unaudited)
                                  (In thousands)


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

3.  INVENTORIES

        Inventories consist of the following:

                                          June 30,          December 31,
                                            1995                1994
                                         ---------           ---------
    Raw materials                        $  64,379           $  61,680
    Finished and semi-finished goods        61,535              51,362
    Supplies                                14,430              14,672
                                         ---------           ---------

                                           140,344             127,714
    Less adjustments of certain
      inventories to a LIFO basis          (12,850)             (4,800)
                                         ---------           ---------

                                         $ 127,494           $ 122,914
                                         =========           =========

4.  ENVIRONMENTAL MATTERS

        The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $12,000 and $28,000. In connection with these expenditures, the Company has accrued an amount at June 30, 1995 within such range representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $9,000 to $23,000 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

5.  DERIVATIVE FINANCIAL INSTRUMENTS

    During June 1995, the Company entered into forward interest rate swaps to reduce (hedge) the impact of interest rate changes for variable rate borrowings associated with planned capital expenditures over the next five years (see LIQUIDITY AND CAPITAL RESOURCES section). The agreements include an aggregate notional amount of $200,000, forward periods ranging from two years to three years and maturity dates of at least 5 years thereafter. The Company will pay fixed rates of interest ranging from 6.10% to 6.20%.

6.  SALE OF SUBSIDIARY

    The Company has made the decision to sell substantially all of the businesses of its New England CRInc. (CRInc.) subsidiary. These disposals are part of the Company's strategy to focus on and expand its core businesses. For the quarter ended June 30, 1995, the Company recorded an estimated pretax loss on the sale amounting to $5,500. The estimated loss from the sale of CRInc. decreased quarterly net earnings by approximately $3,400, or $0.10 per share. The sales are expected to close during the third quarter. The operating results for CRInc. have not had a material impact on the Company's consolidated financial statements.

                                WELLMAN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

     Net sales for the three months ended June 30, 1995 increased approximately 28% to $294.0 million from $229.8 million for the three months ended June 30, 1994. Sales increased in the 1995 period for all of the Company's businesses with the fibers and PET resins businesses accounting for the majority of the increase. Domestic and foreign fibers sales were higher in the second quarter of 1995 versus 1994 due to higher polyester fiber selling prices, which reflects continued strong worldwide demand and the pass-through of a substantial portion of increased raw material costs. Sales for the PET resins business increased in 1995 as a result of the start-up of a 140 million pounds per year capacity expansion late in the second quarter.

     Gross profit for the three months ended June 30, 1995 amounted to $66.6 million versus $53.2 million for the 1994 period. The gross profit margin for 1995 was 22.7% compared to 23.1% in 1994. Gross profit margin for domestic fibers sales decreased slightly between the periods as increases in raw material costs exceeded increases in selling prices. Gross profit and margin for Irish fibers sales increased primarily due to higher selling prices, which more than offset increases in raw material costs. Gross profit for PET resins sales increased in 1995 due to the aforementioned capacity expansion.

     Selling, general and administrative expenses amounted to $23.4 million, or 8.0% of sales, for the 1995 period compared to $21.8 million, or 9.5% of sales, for the 1994 period.

     As a result of the foregoing, operating income was $43.2 million for the second quarter of 1995 versus $31.4 million for the comparable 1994 period.

     Net interest expense was $2.9 million in the second quarter of 1995 compared to $3.6 million in the second quarter of 1994. Interest expense was lower due to a decrease in outstanding borrowings, which more than offset higher interest rates.

     For the quarter ended June 30, 1995, the Company recorded an estimated pretax loss of $5.5 million (resulting in a decrease in net earnings of $0.10 per share) on the expected sale of a subsidiary. For additional information regarding this loss, see note 6 to the condensed consolidated financial statements.

     The effective income tax rate was 38% in the second quarter of 1995 versus 42% in the comparable 1994 period, reflecting the positive impact of strong domestic and Irish earnings. The Irish tax rate for manufacturing operations is significantly lower than the U.S. statutory rate.

     As a result of the foregoing, net earnings for the three months ended June 30, 1995 were $21.6 million, or $0.64 per share, compared to $16.1 million, or $0.48 per share, for the three months ended June 30, 1994.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

     Net sales for the six months ended June 30, 1995 increased approximately 26% to $570.0 million from $452.4 million for the six months ended June 30, 1994. Sales increased in the 1995 period for all of the Company's businesses with the fibers and PET resins businesses accounting for the majority of the increase. Domestic and foreign fibers sales were higher in the first half of

1995 versus 1994 due to higher polyester fiber selling prices, which reflects continued strong worldwide demand and the pass-through of a substantial portion of increased raw material costs. Sales for the PET resins business increased in 1995 primarily as a result of the start-up of the previously discussed capacity expansion.

     Gross profit for the six months ended June 30, 1995 amounted to $128.7 million versus $97.1 million for the 1994 period. The gross profit margin for 1995 was 22.6% compared to 21.5% in 1994. Gross profit for domestic and foreign fibers sales increased primarily due to higher selling prices, which more than offset increases in raw material costs. Gross profit for PET resins sales increased due to the aforementioned capacity expansion.

     Selling, general and administrative expenses amounted to $45.9 million, or 8.1% of sales, for the 1995 period compared to $42.6 million, or 9.4% of sales, for the 1994 period.

     As a result of the foregoing, operating income was $82.8 million for the first six months of 1995 versus $54.5 million for the comparable 1994 period.

     Net interest expense was $5.8 million for the first six months of 1995
compared to $7.3 million for the first six months of 1994.   Interest expense
was lower due to a decrease in outstanding borrowings, which more than offset higher interest rates.

     For the six months ended June 30, 1995, the Company recognized an estimated pretax loss of $5.5 million (resulting in a decrease in net earnings of $0.10 per share) on the expected sale of a subsidiary. For additional information regarding this loss, see note 6 to the condensed consolidated financial statements.

     The effective income tax rate was 38% in the first six months of 1995 versus 42% in the comparable 1994 period, reflecting the positive impact of strong domestic and Irish earnings. The Irish tax rate for manufacturing operations is significantly lower than the U.S. statutory rate.

     As a result of the foregoing, net earnings for the six months ended June 30, 1995 were $44.3 million, or $1.32 per share, compared to $27.4 million, or $0.83 per share, for the six months ended June 30, 1994.

OUTLOOK

     Overall demand for the Company's polyester fibers and PET resins remains healthy, while upward pressure on raw material costs and selling prices continues. The Company's recent PET resins expansion may help to offset expected significant increases in recycled and chemical raw material costs and traditional seasonal weakness in the fibers business in the second half of 1995. Modest capacity expansions are expected to be completed at the Palmetto and Irish fibers plants during the 1995 third quarter.

     The Company has announced plans to construct a new domestic production facility. See LIQUIDITY AND CAPITAL RESOURCES section below.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash from operations of $92.9 million for the six months ended June 30, 1995 compared to $60.4 million for the six months ended June 30, 1994. The increase in cash from operations was primarily the result of significantly higher net earnings.

     Net cash used in investing activities amounted to $44.6 million in 1995 compared to $32.3 million in 1994. Additions to property, plant and equipment amounted to $45.8 million in 1995 compared to $35.9 million in 1994.

     Net cash used in financing activities amounted to $32.6 million for 1995 and $32.0 million for 1994. Net repayments of long-term debt amounted to $28.5 million in 1995 compared to $28.7 million in 1994.

     The Company's long-term capital investment program includes an estimated range of $105-$120 million in planned expenditures in 1995. The exact amount and timing of the capital spending is difficult to predict, however, since certain projects may extend into 1996 and beyond depending upon equipment delivery and construction schedules. The 1995 capital expenditure plan includes the recently completed as well as future expansion of PET resins production capacity at the Palmetto Plant and expansions and continued equipment upgrades at the Company's fibers operations.

     The Company currently estimates that capital expenditures could aggregate approximately $1 billion over the next five years. Part of that capital plan includes construction of the previously announced PET resins and domestic fibers production facility with cost estimates ranging between $400 - $500 million and expected to be on-line in late 1998. Internally generated funds and currently available credit facilities will be used to fund the construction.

     The Company has also announced its intent to purchase the Netherlands-based PET resins business of Akzo Nobel (Akzo) in a transaction expected to close by December 31, 1995. The expected production capacity of the facility will be 100 million pounds per year. In addition, Akzo will provide an initial 75 million pounds per year through a tolling agreement.

     The Company's financing agreements contain normal financial and restrictive covenants. The Company believes that the financial resources available to it, including approximately $287 million available at June 30, 1995 under its $330 million revolving credit facility, unused, short-term uncommitted lines of credit aggregating $140 million and internally generated funds will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements as well as to fund the Akzo acquisition.

     During June 1995, the Company entered into forward interest rate swaps to reduce (hedge) the impact of interest rate changes for variable rate borrowings associated with planned capital expenditures over the next five years. The agreements include an aggregate notional amount of $200,000, forward periods ranging from two years to three years and maturity dates of at least 5 years thereafter. The Company will pay fixed rates of interest ranging from 6.10% to 6.20%.

                            PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders was held on May 16, 1995.

     (b) Not applicable.

     (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

         1. The nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

                                                  Against/
             Name                     For         Withheld
             ----                     ---         --------

             Thomas M. Duff         28,038,240     309,683

             James B. Baker         28,044,283     303,840

             C. William Beckwith    28,029,444     318,679

             Peter H. Conze         28,025,678     322,445

             Allan R. Dragone       28,023,332     324,791

             Richard F. Heitmiller  28,039,208     308,915

             Jonathan M. Nelson     28,043,226     304,897

             James E. Rogers        28,044,197     303,926

             Raymond C. Tower       28,027,158     320,965

             Roger A. Vandenberg    28,043,950     304,173

         2. The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit the Company's books and accounts for the fiscal year ending December 31, 1995 received the following votes: 28,249,323 votes cast for, 59,681 votes cast against, 39,119 abstentions and no broker non-votes.

         3. The stockholder proposal to amend the Company's by-laws to eliminate broker non-votes from the vote tabulation related to stockholder proposals: 4,309,605 votes cast for, 19,866,254 votes cast against, 1,170,646 abstentions and 3,001,615 broker non-votes.

         4. The stockholder proposal recommending that all future non-employee directors not be granted pension benefits and current non-employee directors voluntarily relinquish their pension benefits: 8,959,584 votes cast for, 15,417,360 votes cast against, 909,564 abstentions and 3,001,615 broker non-votes.

     (d) Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

      (b) Reports on Form 8-K.

          None.

                                     SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WELLMAN, INC.



Dated August 10, 1995                           By /s/ Keith R. Phillips
      ---------------                           ------------------------
                                                Keith R. Phillips
                                                Vice President, Chief Financial
                                                Officer and Treasurer (Principal
                                                Financial Officer)





Dated August 10, 1995                           By /s/ Mark J. Rosenblum
      ---------------                           ------------------------
                                                Mark J. Rosenblum
                                                Vice President, Controller
                                                (Principal Accounting Officer)