Form 10-Q
period 1995-09-30
WELLMAN INC
filed 1995-11-09
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

     As of November 2, 1995, there were 33,388,728 shares of the registrant's common stock, $.001 par value, issued and outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

        Condensed Consolidated Statements of Income -
         For the three and nine months ended September 30, 1995 and 1994.   3

        Condensed Consolidated Balance Sheets -
             September 30, 1995 and December 31, 1994. . . . . . . . . .    4

        Condensed Consolidated Statements of Stockholders' Equity. . . .    5

        Condensed Consolidated Statements of Cash Flows -
             For the nine months ended September 30, 1995 and 1994 . . .    6

        Notes to Condensed Consolidated Financial Statements. . . . . . 7 - 8

   ITEM 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . . . . 9 - 11

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                     THREE MONTHS             NINE MONTHS
                                  ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                 ---------------------    --------------------
                                    1995        1994        1995        1994
                                  --------    --------    --------    --------
Net sales                         $274,586    $232,955    $844,623    $685,337

Cost of sales                      216,827     180,361     658,172     535,670
                                  --------    --------    --------    --------

Gross profit                        57,759      52,594     186,451     149,667

Selling, general and
  administrative expenses           22,050      20,629      67,958      63,180
                                  --------    --------    --------    --------

Operating income                    35,709      31,965     118,493      86,487

Interest expense, net                2,687       3,027       8,462      10,338

Loss on sale of subsidiary               -           -       5,500           -
                                  --------    --------    --------    --------
Earnings before income taxes        33,022      28,938     104,531      76,149

Income taxes                        11,888      11,621      39,062      31,450
                                  --------    --------    --------    --------

Net earnings                      $ 21,134    $ 17,317    $ 65,469    $ 44,699
                                  ========    ========    ========    ========

Net earnings per common share     $   0.63    $   0.52    $   1.94    $   1.34
                                  ========    ========    ========    ========

Average common shares               33,680      33,535      33,700      33,331
                                  ========    ========    ========    ========


            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1995           1994
                                                   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $     29,694   $     21,556
   Accounts receivable, less allowance
     of $6,026 in 1995 and $4,733 in 1994               129,878        119,278
   Inventories                                          164,857        122,914
   Prepaid expenses and other current assets              5,906          8,479
                                                   ------------   ------------
      Total current assets                              330,335        272,227
Property, plant and equipment, at cost:
   Land, buildings and improvements                     106,066        100,172
   Machinery and equipment                              613,077        553,834
                                                   ------------   ------------
                                                        719,143        654,006
   Less accumulated depreciation                        242,075        206,130
                                                   ------------   ------------
      Property, plant and equipment, net                477,068        447,876
Cost in excess of net assets acquired, net              285,788        301,030
Other assets, net                                        17,910         19,507
                                                   ------------   ------------
                                                   $  1,111,101   $  1,040,640
                                                   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $     66,023   $     53,647
   Accrued liabilities                                   42,560         30,472
   Current portion of long-term debt                        136            200
                                                   ------------   ------------
      Total current liabilities                         108,719         84,319
Long-term debt                                          224,013        256,331
Deferred income taxes and other liabilities             134,639        122,417
                                                   ------------   ------------
      Total liabilities                                 467,371        463,067
Stockholders' equity:
   Common stock, $.001 par value; 55,000,000
    shares authorized, 33,378,696 shares
    issued and outstanding in 1995,
    33,191,987 in 1994                                       33             33
   Class B common stock, $.001 par value;
     5,500,000 shares authorized                             --             --
   Paid-in capital                                      228,529        224,352
   Foreign currency translation adjustments               7,953          4,783
   Retained earnings                                    407,215        348,405
                                                   ------------   ------------
      Total stockholders' equity                        643,730        577,573
                                                   ------------   ------------
                                                   $  1,111,101   $  1,040,640
                                                   ============   ============

            See notes to condensed consolidated financial statements.

                                                WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (In thousands, except share data)



                                          COMMON STOCK                 CURRENCY
                                       ------------------   PAID-IN   TRANSLATION  RETAINED
                                        SHARES     AMOUNT   CAPITAL   ADJUSTMENTS  EARNINGS    TOTAL
                                       ----------  ------  ---------  -----------  ---------  ---------
Balance at December 31, 1993           32,780,018   $ 33   $ 215,179   $     96    $ 291,198  $ 506,506
Net earnings                                                                          64,800     64,800
Cash dividends ($0.23 per share)                                                      (7,593)    (7,593)
Exercise of stock options                 235,116              4,047                              4,047
Issuance of common stock to
   employee benefit plans                 176,186              3,936                              3,936
Issuance of restricted stock                  667                 23                                 23
Tax effect of exercise of stock
 options                                                       1,167                              1,167
Currency translation adjustments                                          4,687                   4,687
                                       ----------  ------  ---------  -----------  ---------  ---------

Balance at December 31, 1994           33,191,987   $ 33   $ 224,352   $  4,783    $ 348,405  $ 577,573
Net earnings                                                                          65,469     65,469
Cash dividends ($0.20 per share)                                                      (6,659)    (6,659)
Exercise of stock options                  49,121                520                                520
Issuance of common stock to
   employee benefit plans                 137,588              3,657                              3,657
Currency translation adjustment                                           3,170                   3,170
                                       ----------  ------  ---------  -----------  ---------  ---------
Balance at September 30, 1995          33,378,696   $ 33   $ 228,529   $  7,953    $ 407,215  $ 643,730
                                       ==========  ======  =========  ===========  =========  =========


                    See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                             NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                      ------------------------
                                                         1995           1994
                                                      ---------      ---------
Cash flows from operating activities:
  Net earnings                                        $  65,469     $   44,699
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation                                        39,906         33,127
     Amortization                                         9,080         10,260
     Deferred income taxes                                7,539           (345)
     Common stock issued for stock plans                  3,657          3,267
     Loss on sale of subsidiary                           5,500              -
     Changes in assets and liabilities                  (29,891)        (4,688)
                                                      ---------      ---------

  Net cash provided by operating activities             101,260         86,320
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to property, plant and equipment            (72,411)       (53,704)
  Decrease in restricted cash                             1,453          4,561
  Proceeds from sale of subsidiary                       16,230              -
                                                      ---------      ---------

  Net cash used in investing activities                 (54,728)       (49,143)
                                                      ---------      ---------
Cash flows from financing activities:
  Repayments of long-term debt                          (32,464)       (34,957)
  Dividends paid on common stock                         (6,659)        (5,604)
  Exercise of stock options                                 520          3,105
                                                      ---------      ---------

  Net cash used by financing activities                 (38,603)       (37,456)
                                                      ---------      ---------
Effect of exchange rate changes on cash
  and cash equivalents                                      209            216
                                                      ---------      ---------

Increase (decrease) in cash and cash equivalents          8,138            (63)
Cash and cash equivalents at beginning of period         21,556         18,751
                                                      ---------      ---------

Cash and cash equivalents at end of period            $  29,694      $  18,688
                                                      =========      =========

Supplemental cash flow data:
  Cash paid during the period for:
    Interest (net of amounts capitalized)             $   8,970      $  11,915
    Income taxes                                      $  28,341      $  30,739


            See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and nine months ended
                    September 30, 1995 and 1994 is unaudited)
                                  (In thousands)


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

3.  INVENTORIES

        Inventories consist of the following:

                                        September 30,       December 31,
                                            1995                1994
                                         ---------           ---------
    Raw materials                        $  90,869           $  61,680
    Finished and semi-finished goods        75,695              51,362
    Supplies                                15,143              14,672
                                         ---------           ---------

                                           181,707             127,714
    Less adjustments of certain
      inventories to a LIFO basis          (16,850)             (4,800)
                                         ---------           ---------

                                         $ 164,857           $ 122,914
                                         =========           =========

4.  ENVIRONMENTAL MATTERS

        The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $11,500 and $27,500. In connection with these expenditures, the Company has accrued an amount at September 30, 1995 within such range representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $13,000 to $24,500 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

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

6.  SALE OF SUBSIDIARY

    During the quarter ended September 30, 1995, the Company completed the sale of substantially all of the businesses of its New England CRInc. (CRInc.) subsidiary. These disposals were part of the Company's strategy to focus on and expand its core businesses. During the quarter ended June 30, 1995, the Company recorded an estimated pretax loss on the sale amounting to $5,500. The estimated loss from the sale of CRInc. decreased second quarter net earnings by approximately $3,400, or $0.10 per share. The operating results for CRInc. have not had a material impact on the Company's consolidated financial statements.

                                WELLMAN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

     Net sales for the three months ended September 30, 1995 increased approximately 18% to $274.6 million from $233.0 million for the three months ended September 30, 1994. Sales increased in the 1995 period for many of the Company's businesses with the PET (polyethylene terephthalate) resins and chemical-based fibers businesses accounting for the majority of the increase. Sales for the PET resins business increased in 1995 as a result of the start-up of a 140 million pounds per year capacity expansion late in the second quarter. Sales for Wellman International Limited (WIL) and the chemical-based fibers business were higher in the third quarter of 1995 versus 1994 due to higher polyester fiber selling prices which more than offset lower sales volumes. Sales decreased in 1995 for the domestic recycled fibers business due to the previously announced curtailed production at the Johnsonville facility.

     Gross profit for the three months ended September 30, 1995 amounted to $57.8 million versus $52.6 million for the 1994 period. The gross profit margin for 1995 was 21.0% compared to 22.6% in 1994. Gross profit for PET resins sales increased in 1995 due to the aforementioned capacity expansion. Gross profit and margin for domestic fibers sales decreased between the periods due to higher production costs and lower sales volumes, including the aforementioned curtailment of production at the Johnsonville facility. Gross profit and margin for WIL fibers sales increased primarily due to higher selling prices, which more than offset increases in raw material costs.

     Selling, general and administrative expenses amounted to $22.1 million, or 8.0% of sales, for the 1995 period compared to $20.6 million, or 8.9% of sales, for the 1994 period.

     As a result of the foregoing, operating income was $35.7 million for the third quarter of 1995 versus $32.0 million for the comparable 1994 period.

     Net interest expense was $2.7 million in the third quarter of 1995 compared to $3.0 million in the third quarter of 1994. Interest expense was lower due to a decrease in outstanding borrowings, which more than offset higher interest rates.

     The effective income tax rate was approximately 36% in the third quarter of 1995 versus approximately 40% in the comparable 1994 period, reflecting the continued positive impact of strong Irish and domestic earnings. The Irish tax rate for manufacturing operations is significantly lower than the U.S. statutory rate.

     As a result of the foregoing, net earnings for the three months ended September 30, 1995 were $21.1 million, or $0.63 per share, compared to $17.3 million, or $0.52 per share, for the three months ended September 30, 1994.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

     Net sales for the nine months ended September 30, 1995 increased approximately 23% to $844.6 million from $685.3 million for the nine months ended September 30, 1994. Sales increased in the 1995 period for virtually all of the Company's businesses with the fibers and PET resins businesses accounting for the majority of the increase. Domestic and WIL fibers sales were higher in the first nine months of 1995 versus 1994 due to higher polyester fiber selling prices. Sales for the PET resins business increased in 1995 primarily as a result of the start-up of the previously discussed capacity expansion.

     Gross profit for the nine months ended September 30, 1995 amounted to $186.5 million versus $149.7 million for the comparable 1994 period. The gross profit margin for 1995 was 22.1% compared to 21.8% in 1994. Gross profit for domestic and WIL fibers sales increased primarily due to higher selling prices, which more than offset increases in raw material and production costs. Gross profit for PET resins sales increased due to the aforementioned capacity expansion.

     Selling, general and administrative expenses amounted to $68.0 million, or 8.0% of sales, for the 1995 period compared to $63.2 million, or 9.2% of sales, for the 1994 period. The increase in expenses relates to additional provision for bad debts, higher employee profit sharing expense, fees for strategic consulting services and higher selling expenses.

     As a result of the foregoing, operating income was $118.5 million for the first nine months of 1995 versus $86.5 million for the comparable 1994 period.

     Net interest expense was $8.5 million for the first nine months of 1995
compared to $10.3 million for the first nine months of 1994.   Interest expense
was lower due to a decrease in outstanding borrowings, which more than offset higher interest rates.

     For the nine months ended September 30, 1995, the Company recognized an estimated pretax loss of $5.5 million (resulting in a decrease in net earnings of $0.10 per share) on the sale of a subsidiary. For additional information regarding this loss, see note 6 to the condensed consolidated financial statements.

     The effective income tax rate was approximately 37% in the first nine months of 1995 versus approximately 41% in the comparable 1994 period, reflecting the continued positive impact of strong domestic and Irish earnings. The Irish tax rate for manufacturing operations is significantly lower than the U.S. statutory rate.

     As a result of the foregoing, net earnings for the nine months ended September 30, 1995 were $65.5 million, or $1.94 per share, compared to $44.7 million, or $1.34 per share, for the nine months ended September 30, 1994.

OUTLOOK

     Overall demand for the Company's polyester fibers has become uneven as weakness in the demand from the domestic textile and apparel markets has recently become evident. Demand for the Company's PET packaging resins remains strong. Chemical and recycled raw material costs, which have increased significantly during each of the last several quarters, appear to have begun to stabilize.

     The Company has announced plans to construct a new domestic production facility. See LIQUIDITY AND CAPITAL RESOURCES section below.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash from operations of $101.3 million for the nine months ended September 30, 1995 compared to $86.3 million for the nine months ended September 30, 1994. The increase in cash from operations was primarily the result of significantly higher net earnings and increased non-cash charges which were partially offset by a net increase in working capital items.

     Net cash used in investing activities for the first nine months of 1995 amounted to $54.7 million compared to $49.1 million in 1994. Additions to property, plant and equipment amounted to $72.4 million in 1995 compared to $53.7 million in 1994. In 1995, proceeds from the sale of subsidiary amounted to $16.2 million.

     Net cash used in financing activities amounted to $38.6 million for 1995 and $37.5 million for 1994. Net repayments of long-term debt amounted to $32.5 million in 1995 compared to $35.0 million in 1994.

     The Company's long-term capital investment program includes an estimated range of $95-115 million in planned expenditures in 1995, of which $72.4 million has been spent through September 30, 1995. The exact amount and timing of the capital spending is difficult to predict since certain projects may extend into 1996 and beyond depending upon equipment delivery and construction schedules. The 1995 capital expenditure plan includes the completed as well as future expansion of PET resins production capacity at the Palmetto Plant and expansions and continued equipment upgrades at the Company's fibers operations.

     The Company currently estimates that capital expenditures could aggregate approximately $1 billion over the next five years. Part of that capital plan includes construction of the previously announced PET resins and domestic fibers production facility with cost estimates ranging between $400 - $500 million and expected to be on-line in late 1998. Internally generated funds and currently available credit facilities are expected to be used to fund the construction.

     The Company has also announced its intent to purchase the Netherlands-based PET resins business of Akzo Nobel (Akzo) in a transaction expected to close by December 31, 1995. The expected production capacity of the facility will be 100 million pounds per year. In addition, a tolling agreement with Akzo will provide an initial 75 million pounds per year (such amount to decrease over the five-year term).

     The Company's financing agreements contain normal financial and restrictive covenants. The Company believes that the financial resources available to it, including approximately $291 million available at September 30, 1995 under its $330 million revolving credit facility, unused, short-term uncommitted lines of credit aggregating $160 million and internally generated funds will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements as well as to fund the Akzo acquisition.

     During June 1995, the Company entered into forward interest rate swaps to reduce (hedge) the impact of interest rate changes for variable rate borrowings associated with planned capital expenditures over the next five years. The agreements include an aggregate notional amount of $200 million, forward periods ranging from two years to three years and maturity dates of at least 5 years thereafter. The Company will pay fixed rates of interest ranging from 6.10% to 6.20%.

                                     SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WELLMAN, INC.



Dated November 8, 1995                          By /s/ Keith R. Phillips
      ---------------                           ------------------------
                                                Keith R. Phillips
                                                Vice President, Chief Financial
                                                Officer and Treasurer (Principal
                                                Financial Officer)





Dated November 8, 1995                          By /s/ Mark J. Rosenblum
      ---------------                           ------------------------
                                                Mark J. Rosenblum
                                                Vice President, Controller
                                                (Principal Accounting Officer)