Form 10-K
period 1995-12-31
WELLMAN INC
filed 1996-03-27
CIK 812708

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K
(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-15899

                                    WELLMAN, INC.

------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         04-1671740
---------------------------------                  -------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

   1040 Broad Street, Suite 302
     Shrewsbury, New Jersey                                    07702
---------------------------------                   -------------------------
(Address of principal executive                             (Zip Code)
  offices)

Registrant's telephone number, including area code:  (908) 542-7300
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
    Title of each class                             on which registered
    -------------------                           ----------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. []

   Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed on the basis of $23.375 per share (the closing price of such stock on March 15, 1996 on the New York Stock Exchange): $773,007,931.

   The number of shares of the registrant's Common Stock, $.001 par value, and Class B Common Stock, $.001 par value, outstanding as of March 15, 1996 was 33,536,591 and -0-, respectively.


                      DOCUMENTS INCORPORATED BY REFERENCE

   1. Proxy Statement for the 1996 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 1996) is incorporated by reference in Part III hereof.

                                      PART I


Item 1.  BUSINESS
------   --------
   Wellman, Inc. (which, together with its subsidiaries, is herein referred to as the "Company") was founded in 1927 and incorporated in Delaware in 1985. The principal business of the Company is the manufacture and sale of polyester products, including Fortrel(R) brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear(TM) PET (polyethylene terephthalate) packaging resins.

RECENT DEVELOPMENTS
-------------------
   On February 20, 1996, the Company's Board of Directors approved plans to construct a new PET packaging resin and polyester fiber production facility in the United States. The facility, expected to cost $400-500 million and to commence operation in phases beginning in late 1998, is designed to provide an additional 700 million pounds of annual production capacity. See "Capital Investment Program" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

    On December 31, 1995, the Company acquired a PET packaging resins business located in Emmen, the Netherlands from Akzo Nobel B.V. See note 2 to the consolidated financial statements.

   In August 1995, the Company sold substantially all of the operations of its New England CRInc. subsidiary. The Company recorded a pretax loss on the sale of $5.5 million, which decreased 1995 net earnings by approximately $3.4 million, or $0.10 per share. See note 3 to the consolidated financial statements.

   The polyester bonded batting and needle-punched fabric operations located in Charlotte, NC and Commerce, CA were sold during the first quarter of 1996.

PRODUCTS AND MARKETS
--------------------
   In 1995, the Company revised its operating structure into three product groups: the Fibers Group, which is comprised of the chemical-based polyester textile fiber manufacturing operations; the Recycled Products Group (RPG), primarily consisting of polyester fiber manufacturing operations in the United States and Europe and their related recycling operations which procure and process waste raw materials, as well as the nylon engineering resins and wool businesses; and the Packaging Products Group (PPG), which includes the PET packaging resins businesses in the United States and Europe, the PET sheet and thermoformed packaging products business, and a PET bottle recycling operation.

  The following table presents the combined net sales (in millions) and percentage of net sales of the Company by product group for the periods indicated. For purposes of this data, intercompany transactions have been eliminated and with respect to the European fiber operations, historical exchange rates have been applied to the data for the periods indicated.

                 1995                   1994(1)            1993(1)
             --------------     --------------      --------------
              Net      % of      Net      % of       Net     % of
             Sales     Total     Sales    Total      Sales    Total
             -----    -----     -----     -----      ------   -----
Fibers Grp $ 483.9     43.6%    $426.8    45.6%      $397.5   47.2%
RPG          473.0     42.6      427.9    45.7        371.2   44.1
PPG          152.5     13.8       81.4     8.7         73.4    8.7
           -------    ------    ------    ------     ------  -----
   TOTAL   $1109.4    100.0%    $936.1    100.0%     $842.1  100.0%
           =======     =====    ======    =====      ======  =====

---------------

   (1) Sales restated to reflect the Company's new product groups.


   Fibers Group
   ------------

   The Fibers Group manufactures chemical-based polyester staple fibers and polyester partially-oriented yarn (POY) for sale to the textile industry. Staple, the primary product produced, is multi-strand fiber cut into short lengths to simulate certain properties found in natural fibers, such as cotton and wool, and/or to meet the end product needs of the Company's customers. POY is a continuous polyester filament. Both products are marketed under the Fortrel(R) brand.

   Staple customers include integrated textile mills and yarn spinners which process polyester staple into fabric and yarn for a variety of applications, including apparel, home furnishings and industrial uses.
   The Company manufactures polyester textile staple from two petrochemicals, purified terephthalic acid (PTA) and monoethylene glycol (MEG), at its Palmetto Plant in Darlington, SC. The stated annual fiber production capacity of the Palmetto Plant is approximately 485 million pounds.

   The Company purchases PTA under an exclusive supply contract with Amoco Chemical Corporation, the primary domestic supplier, which renews annually every December 31 unless cancelled by the Company. MEG is purchased under an exclusive supply contract with Oxy Chem Inc. which expires December 31, 1997. The prices of PTA and MEG, which are typically set on a quarterly basis, have fluctuated in the past and are likely to continue to do so in the future.

   POY is produced at the Company's Fayetteville, NC plant from fiber-grade polyester resin manufactured from PTA and MEG at the Company's Palmetto Plant. POY is sold to integrated textile mills and texturizers, which further process it before making it into fabric for use in apparel, home furnishings and industrial applications. The stated annual POY production capacity of the Fayetteville Plant is 130 million pounds.

   Recycled Products Group
   -----------------------

   The major product manufactured by the RPG is polyester staple fiber for use as fiberfill (for pillows, comforters and furniture), and in carpets, rugs and industrial uses. Domestically, these products are made from recycled raw materials at facilities in Johnsonville and Marion, SC. The stated annual fiber production capacities of the Johnsonville and Marion
   Plants are approximately 260 and 30 million pounds, respectively.

   The Company utilizes two categories of recycled raw materials: producer plant wastes and postconsumer PET soft drink bottles. Producer wastes include off-quality or off-spec production, trim and other wastes generated from fiber, resin or film manufacturing processes. A portion of producer plant waste is purchased from manufacturers that compete with the Company in the sale of fiber and resin. The Company obtains postconsumer PET bottles primarily from deposit return and curbside recycling programs.

   The Company's recycling operation in Johnsonville, SC is responsible for the procurement of wastes, which it processes into usable raw materials for the fibers and engineering resins businesses. As a result, this operation is primarily an internal supplier. Stated annual capacity to recycle PET bottles at the Johnsonville location is approximately 190 million pounds.

   In Europe, the RPG manufactures polyester staple fiber from recycled raw materials through Wellman International Limited (WIL), a wholly-owned subsidiary based in Mullagh, Republic of Ireland. The stated annual fiber production capacity of WIL is approximately 174 million pounds. WIL's polyester fibers are used primarily in fiberfill, nonwovens and industrial applications. WIL exports, primarily to the United Kingdom and continental Europe, virtually all of its fiber production.

   The majority of WIL's raw materials are producer wastes, some of which are obtained from suppliers who compete with WIL in the fibers business in Europe. Postconsumer PET bottles procured by WIL are processed at the Company's 35 million pounds per year PET bottle recycling facility, located in Spijk, the Netherlands.

   Including domestic and European production, the Company believes it is the world's largest producer of polyester staple fiber made from recycled feedstocks and the world's largest postconsumer PET bottle recycler.

   The RPG also produces nylon engineering resins, wool top and anhydrous lanolin in Johnsonville, SC.

   Packaging Products Group
   ------------------------

   The PPG primarily manufactures amorphous and solid-stated PET packaging resins at the Company's Palmetto Plant. Amorphous resin, which is produced from PTA and MEG, is sold to external customers and used internally for solid-stating (a process which upgrades the resin). Solid-stated PET resin is primarily used in the manufacture of soft drink bottles and other food and beverage packaging and is sold under the PermaClear(TM) brand.

   Through process improvements and a significant expansion in mid-1995, production capacity for amorphous resin has reached approximately 300 million pounds per year, 220 million pounds of which is solid-stated. The Company plans to add approximately 200 million pounds of solid-stated production capacity in early 1997. See "Capital Investment Program."

   On December 31, 1995, the Company acquired a solid-stated PET packaging resin production facility in Emmen, the Netherlands (PET Resins-Europe). The stated annual production capacity of this facility, where PTA & MEG are also used as raw materials, is 100 million pounds. As part of the transaction, the seller agreed to provide Wellman with solid-stated PET resin under a multi-year supply arrangement, which begins with an initial 80 million pounds per year in 1996 and phases out over five years.

   Virtually all of the resin is sold to PET bottle and packaging manufacturers in Europe. See note 2 to the consolidated financial statements.

   The PPG also manufactures PET sheet and thermoformed products from chemical-based and recycled PET in Ripon, WI and operates a 50 million pounds per year PET bottle recycling facility in Bridgeport, NJ.

Capital Investment Program
--------------------------
   The Company is currently engaged in a long-term capital investment program, which began in 1993. The Company's combined 1993 and 1994 capital expenditures totaled approximately $180 million, while 1995 expenditures were approximately $105 million. Major capital projects included in the 1995 expenditures were the expansions of monomer, PET resin and solid-stating capacity and equipment modernization at all of the Company's fiber plants.

   Capital expenditures are expected to total approximately $700 million over the next five years. These expenditures include the domestic solid-stated PET resin expansion expected on-line in early 1997 and construction of a $400-500 million domestic PET resin and polyester staple fiber production facility, expected to commence operation in phases beginning in late 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Sales and Marketing
-------------------
   Approximately 50 employees market the majority of the Company's products. For sales outside the United States, the Company primarily utilizes representatives or agents.

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

   The Company's sales are neither materially dependent upon a single customer nor seasonal in nature. Fiber sales in the second half of the year can be affected by changes in the traditional vacation periods of its customers. A material portion of PET resins capacity is sold under long-term contracts pursuant to which pricing can fluctuate.

   The Company's markets have historically displayed price and volume cyclicality. The prices of PTA and MEG are a primary determinant of product prices. The polyester fiber markets are subject to changes in, among other factors, polyester fiber and/or textile product imports, consumer preferences and spending and retail sales patterns, all of which are driven by general economic conditions. Consequently, a downturn in either the U.S. or global economy or an increase in imports of textile or polyester fiber products could adversely affect the Company's business. Polyester textile fiber demand also may be influenced by the relative price of substitute fibers, most notably cotton.

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

   Primary competitors in the PET packaging resin business, which the Company entered in 1994, are Eastman Chemical Co., Shell Chemical Co. and HCC. The Company competes primarily on the basis of resin quality, service and price. The Company's competitors are substantially larger than the Company and have substantially greater economic resources.

Research and Development
------------------------
   The Company has approximately 70 U.S. employees devoted to research, development and technical service activities in the fibers, recycling and resins businesses. The Company has entered into technology sharing arrangements from time to time with various parties.

Foreign Activities
------------------
   The Company operates in international markets, primarily through WIL and PET Resins-Europe. Since most of the sales are in different currencies, changes in exchange rates may affect profit margins and sales levels of these operations. In addition, fluctuations between currencies may also affect the Company's reported financial results.

   The Company's foreign businesses are subject to certain risks customarily attendant to foreign operations and investments in foreign countries, including restrictive action by local governments, limitations on repatriating funds and changes in currency exchange rates. See note 13 to the consolidated financial statements for additional information relating to the Company's foreign activities.

Employees
---------
   As of December 31, 1995, the Company employed a total of approximately 3,600 persons in the United States and Europe. At December 31, 1995, the Amalgamated Clothing and Textile Workers Union (ACTWU) represented approximately 1,210 employees at the Company's Johnsonville, SC operations. Approximately 726 of these employees were members of ACTWU, whose contract with the Company expires in July 1996. At the Company's Irish fiber operation, approximately 350 out of 480 total employees were represented by four unions at year-end 1995. The wage agreements with these unions each expire on April 30, 1997. Employees at the PET Resins-Europe operation total 65, with 49 represented by 3 unions whose contracts expire at the end of 1997. The Company believes relations with its employees are satisfactory.

Environmental Matters
---------------------
   The Company's plants are subject to numerous existing and proposed laws and regulations designed to protect the environment from wastes, emissions and hazardous substances. The Company believes it is either in material compliance with all currently applicable regulations or is operating in accordance with the appropriate variances and compliance schedules or similar arrangements. For additional information relating to environmental matters, see "Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations - Environmental Matters" and note 8 to the consolidated financial statements.

Executive Officers of the Registrant
------------------------------------
   The current executive officers of the Company are as follows:

Name and Age                      Position
------------                      --------
Thomas M. Duff, 48                President, Chief Executive Officer and
                                  Director

Clifford J. Christenson, 46       Executive Vice President, Chief Operating
                                  Officer and Director

Keith R. Phillips, 41             Vice President, Chief Financial Officer and
                                  Treasurer

C.W. Beckwith, 64                 Vice President and Director

James P. Casey, 55                Vice President; President, Fibers Group

Paul D. Apostol, 50               Vice President, Packaging Products Group,

John R. Hobson, 55                Vice President, Recycled Products Group

Mark J. Rosenblum, 42             Vice President, Controller

Ernest G. Taylor, 45              Vice President, Administration

Mark H. Tashjian, 33              Vice President, Corporate Development

   Officers are elected annually by the Board of Directors. Set forth below is certain information with respect to the Company's executive officers.

   Thomas M. Duff. Mr. Duff has been President and CEO of the Company since its inception in 1985.

   Clifford J. Christenson. Mr. Christenson has been Executive Vice President since October 1993 and Chief Operating Officer since June 1995. Prior to October 1993 he was Chief Financial Officer and Treasurer since he joined the Company in 1985 and Vice President since 1986.

   Keith R. Phillips. Mr. Phillips has been Vice President, Chief Financial Officer and Treasurer since October 1993. Prior to joining the Company in October 1993 he was a partner in Ernst & Young LLP. Mr. Phillips is a certified public accountant.

   C.W. Beckwith.  Mr. Beckwith has been Vice President of Wellman since 1987.

   James P. Casey. Mr. Casey has been President of the Fibers Group since October 1993. Prior to such time he was Vice President, Marketing since March 1991.

   Paul D. Apostol. Mr. Apostol has been Vice President, Packaging Products Group since July 1995. Prior to such time, he was Fice President, Manufactured Products Group since March 1991.

    John R. Hobson. Mr. Hobson has been Vice President, Recycled Products Group since July 1995. Prior to such time, he served as Vice President of various divisions from January 1992-July 1995. Prior to 1992, he was Director of International Sales and (chemical) Raw Material Purchasing.

   Mark J. Rosenblum. Mr. Rosenblum has been Vice President, Controller since September 1989 and Controller since he joined the Company in 1985. Mr. Rosenblum is a certified public accountant.

   Ernest G. Taylor. Mr. Taylor has been Vice President in charge of Administration since January 1991.

    Mark H. Tashjian. Mr. Tashjian has been Vice President, Corporate Development since he joined the Company in August 1995. Prior to such time, he was a partner with Trinity Associates, management consulting firm, since 1989.

   Section 16 Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (insiders), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Insiders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, the Company believes that during 1995 all Section 16(a) filing requirements applicable to its insiders were complied with.


Item 2.   Properties
------    ----------

   The location and general description of the principal manufacturing properties owned by the Company are set forth in the table below:

                           Principal                  Square
Location                   Functions                  Footage
--------                   ---------                  -------
Johnsonville, SC         Fiber, Engineering Resins    2,275,546
                         and Wool Manufacturing,
                         Recycling Operations
                         and Warehouse

Darlington, SC           Fiber and Resin              1,018,000
(Palmetto)               Manufacturing
                         and Warehouse

Mullagh, Ireland (1)     Fiber Manufacturing            360,161
                         and Warehouse

Fayetteville, NC         Fiber Manufacturing            331,913
                         and Warehouse

Emmen, the Netherlands   Resin Manufacturing and        143,797
                         Warehouse
--------------------

(1)  WIL's credit facilities are secured by the assets of WIL.

   The Company also has manufacturing, marketing and administrative facilities in Marion, SC, Charlotte, NC, New York, NY, Ripon, WI, Bridgeport, NJ and Spijk, the Netherlands. The corporate office is located in Shrewsbury, NJ.


Item 3.  Legal Proceedings
------   -----------------

   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

   Not applicable.



                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters
------    --------------------------------------------------------------------

   The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol WLM. The following table shows the high, low and closing sales prices as reported by the NYSE and cash dividends paid per share of common stock for the last two fiscal years.

Year                               High      Low      Close   Dividend
----                               ----      ---      -----   --------
1995
----
Fourth Quarter                    $27-1/4   $21-1/2    $22-3/4  $0.07
Third Quarter                     $29-1/2   $23-3/4    $24-1/2  $0.07
Second Quarter                    $28       $23-1/2    $27-3/8  $0.07
First Quarter                     $30       $24-3/8    $25-1/4  $0.06

1994
----
Fourth Quarter                    $34-3/8   $23-3/8    $28-1/4  $0.06
Third Quarter                     $34-5/8   $27-3/8    $34-1/8  $0.06
Second Quarter                    $29-1/8   $20        $27-7/8  $0.06
First Quarter                     $22-3/8   $17-1/8    $20-5/8  $0.05

   The Company had 1,120 holders of record and, to its knowledge, approximately 30,000 beneficial owners of its common stock as of March 15, 1996.

   See note 10 to the consolidated financial statements for information regarding common stock rights associated with the common stock.

Item 6.  Selected Consolidated Financial Data
-------  ------------------------------------

(In thousands, except                            Years Ended December 31,
per share data)                          1995    1994     1993(2)   1992     1991
-----------------------------------------------------------------------------------
Income Statement Data:
Net sales . . . . . . . . . . .      $1,109,398 $936,133 $842,064 $828,200 $805,664
Cost of sales . . . . . . . . .         886,817  724,874  679,182  639,664  623,546
                                      --------- -------- -------- -------- --------
Gross profit. . . . . . . . . .         222,581  211,259  162,882  188,536  182,118
Selling, general and
 administrative expenses. . . .          89,704   89,518   86,511   77,439   73,194
Interest expense, net . . . . .          11,666   13,741   15,736   23,012   29,387
Gain (loss) on divestitures . .          (5,500)     --    12,386     --      --
                                      --------- -------- -------- -------- --------
Earnings before income taxes and
 cumulative effect of changes in
 accounting principles. . . . .         115,711  108,000   73,021   88,085   79,537
Income taxes. . . . . . . . . .          41,657   43,200   32,567   35,801   32,954
                                      --------- -------- -------- -------- --------
Earnings before cumulative effect of
 changes in accounting principles        74,054   64,800   40,454   52,284   46,583
Cumulative effect of changes in
 accounting principles, net of
 income taxes . . . . . . . . .             --       --    (9,010)     --       --
                                      --------- -------- -------- -------- --------
Net earnings. . . . . . . . . .       $  74,054 $ 64,800 $ 31,444 $ 52,284 $ 46,583
                                      ========= ======== ======== ======== ========
Earnings per common share:
  Before cumulative effect of changes
   in accounting principles . .       $    2.20 $   1.94 $   1.23 $   1.60 $   1.43
  Cumulative effect of changes in
   accounting principles, net of
   income taxes . . . . . . . .           --        --      (0.27)    --       --
                                      --------- -------- -------- -------- --------
  Net earnings. . . . . . . . .       $    2.20 $   1.94 $   0.96 $   1.60 $   1.43
                                      ========= ======== ======== ======== ========
Average common shares . . . . .          33,699   33,417   32,857   32,728   32,632
Dividends (1) . . . . . . . . .       $   9,003 $  7,593 $  5,885 $  3,895 $  3,887
Pro forma amounts assuming the
 effects of the changes in accounting
 principles are applied retroactively:
    Net earnings. . . . . . . .           NA       NA    $ 40,454 $ 43,759 $ 46,583
    Net earnings per share. . .           NA       NA    $   1.23 $   1.34 $   1.43

                                                  December 31,
                                 1995      1994       1993      1992     1991
Balance Sheet Data:             ----------------------------------------------
Total assets. . . . . . . . $1,210,673 $1,044,462 $1,015,247 $996,583 $925,289
Total debt. . . . . . . . . $  279,230 $  256,531 $  312,767 $324,548 $303,881
Stockholders' equity. . . . $  650,346 $  577,573 $  506,506 $483,268 $438,440

(1) Dividends paid were $0.27 per share in 1995, $0.23 per share in 1994, $0.18 per share in 1993 and $0.12 per share in 1992 and 1991.
(2) 1993 net earnings reflect $15.9 million ($0.48 per share) of accounting changes and unusual and nonrecurring items. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 1994 compared to 1993" and notes 1, 3 and 7 to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  -----------------------------------------------------------------

OVERVIEW

The Company reported record net earnings in 1995 due to strong worldwide polyester fiber markets during the first half of the year, significantly increased profitability at WIL, the Company's Irish fiber subsidiary, and a major expansion of PET packaging resin production capacity during the second quarter. While net earnings were strong for the first nine months of the year ($1.94 per share), they decreased significantly during the fourth quarter ($0.26 per share) primarily due to the deterioration of U.S. polyester fiber demand, which led to lower sales and production volumes and resultant higher costs. Due to continued weak overall demand, especially for apparel, by year end 1995 the Company had curtailed 10% of its total worldwide fiber production capacity. See "Outlook" for additional discussion regarding expected 1996 operations.

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

Net sales for 1995 increased 18.5% to $1.1 billion from $936.1 million in 1994. Sales increased during 1995 for each of the Company's three product groups: Fibers Group sales increased to $483.9 million from $426.8 million, RPG sales increased to $473.0 million from $427.9 million and PPG sales increased to $152.5 million from $81.4 million. Sales for the Fibers Group increased due to higher polyester fiber selling prices which more than offset slightly lower sales volumes. Sales for the RPG increased due to higher sales at WIL resulting from increased polyester fiber selling prices which more than offset slightly lower sales volumes. PPG sales increased in 1995 due to the second quarter expansion of PET resin production capacity and, to a lesser extent, higher selling prices.

Gross profit amounted to $222.6 million in 1995 versus $211.3 million in 1994. The gross profit margin for 1995 was 20.1% compared to 22.6% for 1994. Gross profit increased primarily due to increased gross profit at WIL, primarily due to higher polyester fiber selling prices, and the aforementioned PET resin expansion. Despite the increase in gross profit, gross profit margin declined primarily because selling prices increased during the period while unit gross profit remained relatively unchanged.

Selling, general and administrative (SG&A) expenses amounted to $89.7 million in 1995, or 8.1% of sales, compared to $89.5 million in 1994, or 9.6% of sales.

As a result of the foregoing, operating income increased to $132.9 million in 1995 versus $121.7 million in 1994.

Net interest expense for 1995 decreased to $11.7 million from $13.7 million for 1994. Interest expense was favorably impacted by a decrease in average outstanding borrowings and higher interest income, which were partially offset by an increase in the average cost of variable rate borrowings.

For the year ended December 31, 1995, the Company recorded a pretax loss of $5.5 million related to the sale of a subsidiary (resulting in a decrease in net earnings of $3.4 million, or $0.10 per share). For additional information regarding this loss, see note 3 to the consolidated financial statements.

The effective tax rate of 36% in 1995 versus 40% in 1994 reflects the positive impact of strong Irish earnings since the Irish tax rate for manufacturing operations is significantly lower than the federal and state tax rates and, to a lesser extent, there was also the favorable effect of strong domestic earnings which lessened the effect of nondeductible items as a relative percentage.

As a result of the foregoing, net earnings for 1995 were $74.1 million, or $2.20 per share, compared to $64.8 million, or $1.94 per share, in 1994.

OUTLOOK

The Company is experiencing difficult worldwide market conditions in its polyester fiber and PET resin businesses. Fiber profit margins are expected to be under pressure in 1996 due to lower sales and production volumes and resultant higher unit costs. PET resin profit margins are also expected to be under pressure due to increased competition and weakening European demand.
The PET resin expansion completed during the second quarter of 1995 and the acquisition of a PET resin operation in the Netherlands in December 1995 are expected to benefit the Company strategically and financially in 1996 and beyond.

RESULTS OF OPERATIONS - 1994 COMPARED TO 1993

Net sales for 1994 increased 11.2% to $936.1 million from $842.1 million in 1993. Sales increased during 1994 for each of the Company's three product groups: Fibers Group sales increased to $426.8 million from $397.5 million, RPG sales increased to $427.9 million from $371.2 million and PPG sales increased to $81.4 million from $73.4 million. Fibers Group and RPG sales increased primarily due to higher polyester fiber sales volumes, resulting from production improvements, the expansion of polyester yarn capacity during the first quarter of 1994, strong product demand, and, to a lesser extent, higher fiber selling prices. Sales for the PPG increased during 1994 primarily as a result of sales of higher-priced PET packaging resins.

Gross profit totalled $211.3 million in 1994 versus $162.9 million in 1993. The gross profit margin for 1994 was 22.6% compared to 19.3% for 1993. Gross profit in 1993 was adversely impacted by the $2.5 million effect of the change in accounting for certain slow-moving and discontinued inventory discussed in note 1 to the consolidated financial statements as well as unusual and nonrecurring items aggregating $11.6 million, primarily related to inventory, development of a prototype materials recovery facility and expenses associated with the Company's ongoing capital investment program. Gross profit increased primarily due to higher worldwide polyester fiber sales volumes, higher selling prices during the latter part of the year and lower unit costs. Lower unit costs primarily resulted from lower costs for certain recycled raw materials, higher sales volumes and reduced spending. Gross profit also improved as a result of increased sales of value-added PET packaging resins.

Selling, general and administrative expenses were $89.5 million in 1994, or 9.6% of sales, compared to $86.5 million in 1993, or 10.3% of sales. Excluding certain unusual and nonrecurring items aggregating $2.9 million, 1993 expenses were 9.9% of sales.

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

Results for 1993 reflect the gain from the sale of the Company's ownership interest in Wellstar Holding, B.V. discussed in note 3 to the consolidated financial statements.

The effective tax rate of 40% in 1994 reflects the positive impact of strong domestic and Irish earnings. The Irish tax rate for manufacturing operations is significantly lower than the U.S. statutory rate. Income tax expense for 1993 was negatively affected by the maximum federal corporate income tax rate increasing from 34% to 35%.

As a result of the foregoing, net earnings for 1994 were $64.8 million, or $1.94 per share, compared to $31.4 million, or $0.96 per share, in 1993. Excluding the unusual and nonrecurring items noted above and the cumulative effect of changes in accounting principles discussed in note 1 to the consolidated financial statements, net earnings for 1993 were $47.0 million, or $1.44 per share.

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

   The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $11.0 million and $26.5 million. In connection with these expenditures, the Company has accrued $17.5 million at December 31, 1995 representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating $12.0 million to $23.5 million may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements. During 1995, costs associated with environmental remediation and ongoing assessment were not significant. See notes 1 and 8 to the consolidated financial statements. Additionally, the Company recorded preacquisition environmental contingencies of $6.2 million relative to the acquisition discussed in note 2 to the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company generated cash from operations of $118.8 million in 1995 compared to $132.4 million in 1994. The decrease in cash from operations is attributable to a net increase in working capital items (primarily inventories) which was partially offset by increased net earnings and a net increase in non-cash charges. The working capital ratio was approximately 2.5 to 1 and 3.1 to 1 at December 31, 1995 and 1994, respectively.

   Net cash used in investing activities amounted to $151.0 million in 1995 compared to $69.5 million in 1994. Capital spending amounted to $104.7 million in 1995 and $74.3 million in 1994, reflecting the Company's ongoing capital investment program. As discussed in note 2 to the consolidated financial statements, the Company spent $64.2 million related to an acquisition of a PET resins business in Europe. In 1995, proceeds from the sale of a subsidiary amounted to $16.2 million.

   Net cash provided by financing activities amounted to $14.5 million for 1995 versus net cash used in financing activities of $60.3 million for 1994. In 1995, there were net borrowings (line of credit with bank and long-term debt) of $22.6 million compared to net repayments of long-term debt of $56.8 million in 1994.

   The Company is currently engaged in a long-term capital investment program and estimates that capital expenditures could aggregate approximately $700 million over the next five years. The capital program includes construction of the aforementioned domestic PET resin and polyester fiber production facility. This facility is estimated to cost $400 - $500 million and is expected to be operational in phases beginning in late 1998 through early 1999. Internally generated funds, the current bank facility and other credit arrangements are expected to fund the construction.

   The Company's long-term capital investment program includes approximately $170 million in planned expenditures in 1996. The exact amount and timing of the capital spending is difficult to predict since certain projects may extend into 1997 or beyond depending upon equipment delivery and construction schedules. Significant 1996 capital expenditures include expansion of PET resin production capacity at the Palmetto Plant and design and construction of the new production facility discussed in the preceding paragraph. See "Item
1. Business - Products and Markets" and "- Capital Investment Program".

   The Company's financing agreements contain normal financial and restrictive covenants. The most restrictive indebtedness covenant related to those agreements permits a maximum leverage ratio of 55%, which would allow the Company to incur additional debt approximating $515 million at December 31, 1995. Under the most restricted covenant, approximately $225 million of retained earnings at December 31, 1995 is not restricted as to the payment of dividends. The Company believes that the financial resources available to it, including $255 million available at December 31, 1995 under its $330 million revolving credit facility (the Facility), unused, short-term uncommitted lines of credit aggregating $147 million and internally generated funds will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements.

   During June 1995, the Company entered into forward interest rate swaps to reduce (hedge) the impact of interest rate changes for variable rate borrowings associated with planned capital expenditures over the next five years. The agreements include an aggregate notional amount of $200 million at December 31, 1995, forward starting dates ranging from June 1997 to May 1998 and maturity dates of at least 5 years thereafter. The Company will pay fixed rates of interest ranging from 6.10% to 6.20%. At December 31, 1995, the Company estimates it would have had to pay approximately $7.2 million to terminate the agreements. A ten basis points change in the fixed rate paid by the Company would increase or decrease the termination cost by approximately $1.0 million at December 31, 1995.

   In conjunction with the aforementioned European acquisition, the Company entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $57.7 million at December 31, 1995 in order to reduce the related impact of foreign currency translation adjustments. The Company has designated these contracts as a hedge of a net investment in a foreign entity. The Company intends to renew these contracts on a continuous basis. At December 31, 1995, the fair value of the contracts (determined through readily available dealer quotes) approximated their carrying amount.

  Also in conjunction with the aforementioned acquisition, in January 1996 the Company entered into forward foreign currency contracts with an aggregate notional amount of $19.3 million in order to reduce (hedge) the impact of foreign currency fluctuations relative to accounts receivable acquired that are denominated in several other foreign currencies. The Company intends to renew these contracts on a continuous basis.

   WIL utilizes forward foreign currency contracts to hedge certain of its accounts receivable and accounts payable denominated in other foreign currencies. The notional amount of such contracts outstanding at December 31, 1995 and 1994 and the impact on earnings for contracts closed during 1995, 1994 and 1993 was immaterial.

NEW ACCOUNTING STANDARDS

   The following summarizes a recently issued accounting standard that may affect the Company. Note 1 to the consolidated financial statements provides additional information regarding this new accounting standard.

   During 1995, the Financial Accounting Standards Board (FASB) issued a new accounting standard relative to long-lived assets, certain identifiable intangibles and goodwill (if applicable) to be held and used as productive assets or to be disposed of. The new standard provides more definitive guidance for the recognition and measurement of impairment losses and is effective for fiscal years beginning after December 15, 1995. The Company does not anticipate the impact, if any, from implementation to be material.

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                                 WELLMAN, INC.

                  Index to Consolidated Financial Statements
                 and Consolidated Financial Statement Schedules



Consolidated Statements of Income for the years ended
 December 31, 1995, 1994 and 1993                                          18

Consolidated Balance Sheets as of December 31, 1995 and 1994               19

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1995, 1994 and 1993                                    20

Consolidated Statements of Cash Flows for the years ended
 December 31, 1995, 1994 and 1993                                          21

Notes to Consolidated Financial Statements                                 22

Report of Independent Auditors                                             35

Consolidated financial statement schedules for the years ended
 December 31, 1995, 1994 and 1993:

 II  --  Valuation and qualifying accounts                                 36

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

CONSOLIDATED STATEMENTS OF INCOME

                                                  Years Ended December 31,
                                                  ------------------------
(In thousands, except per share data)            1995       1994       1993
-----------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . . $1,109,398   $936,133   $842,064

Cost of sales. . . . . . . . . . . . . . . .    886,817    724,874    679,182
                                             ----------   --------   --------
Gross profit . . . . . . . . . . . . . . . .    222,581    211,259    162,882

Selling, general and administrative expenses     89,704     89,518     86,511
                                             ----------   --------   --------
Operating income . . . . . . . . . . . . . .    132,877    121,741     76,371

Interest expense, net. . . . . . . . . . . .     11,666     13,741     15,736

Gain (loss) on divestitures. . . . . . . . .     (5,500)       --      12,386
                                             ----------   --------   --------

Earnings before income taxes and cumulative
  effect of changes in accounting principles    115,711    108,000     73,021

Income taxes . . . . . . . . . . . . . . . .     41,657     43,200     32,567
                                             ----------   --------   --------
Earnings before cumulative effect of changes
  in accounting principles . . . . . . . . .     74,054     64,800     40,454
Cumulative effect of changes in accounting
  principles, net of income taxes. . . . . .       --        --        (9,010)
                                             ----------   --------   --------
Net earnings . . . . . . . . . . . . . . . . $   74,054   $ 64,800   $ 31,444
                                             ==========   ========   ========
Earnings per common share:
  Before cumulative effect of changes
    in accounting principles . . . . . . . . $     2.20   $   1.94   $   1.23
  Cumulative effect of changes
    in accounting principles, net of income
    taxes. . . . . . . . . . . . . . . . . .        --         --       (0.27)
                                             ----------   --------   --------

  Net earnings . . . . . . . . . . . . . . . $     2.20   $   1.94   $   0.96
                                             ==========   ========   ========

Average common shares. . . . . . . . . . . .     33,699     33,417     32,857
                                             ==========   ========   ========


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


                                                                 December 31,
(In thousands, except share data)                          1995           1994

Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . $    3,893   $   21,556
  Accounts receivable, less allowance of $5,335
   in 1995 and $4,733 in 1994. . . . . . . . . . . . .    145,572      119,278
  Inventories. . . . . . . . . . . . . . . . . . . . .    200,224      122,914
  Prepaid expenses and other current assets. . . . . .     14,614       12,301
                                                       ----------   ----------
     Total current assets. . . . . . . . . . . . . . .    364,303      276,049
Property, plant and equipment, at cost:
  Land, buildings and improvements . . . . . . . . . .    127,555      100,172
  Machinery and equipment. . . . . . . . . . . . . . .    648,639      553,834
                                                       ----------   ----------
                                                          776,194      654,006
  Less accumulated depreciation. . . . . . . . . . . .    248,638      206,130
                                                       ----------   ----------
     Property, plant and equipment, net. . . . . . . .    527,556      447,876
Cost in excess of net assets acquired, net . . . . . .    295,062      301,030
Other assets, net. . . . . . . . . . . . . . . . . . .     23,752       19,507
                                                       ----------   ----------
                                                       $1,210,673   $1,044,462
                                                       ==========   ==========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . $   89,104   $   53,647
  Accrued liabilities. . . . . . . . . . . . . . . . .     50,368       34,294
  Line of credit with bank . . . . . . . . . . . . . .      6,216          --
  Current portion of long-term debt. . . . . . . . . .        147          200
                                                       ----------   ----------
     Total current liabilities . . . . . . . . . . . .    145,835       88,141
Long-term debt . . . . . . . . . . . . . . . . . . . .    272,867      256,331
Deferred income taxes and other liabilities. . . . . .    141,625      122,417
                                                       ----------   ----------
     Total liabilities . . . . . . . . . . . . . . . .    560,327      466,889
Stockholders' equity:
  Common stock, $0.001 par value; 55,000,000 shares
  authorized, 33,441,391 shares issued and outstanding
  in 1995, 33,191,987 in 1994. . . . . . . . . . . . .         33           33
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued . . . . . . . .       --            --
  Paid-in capital. . . . . . . . . . . . . . . . . . .    230,008      224,352
  Foreign currency translation adjustments . . . . . .      6,849        4,783
  Retained earnings. . . . . . . . . . . . . . . . . .    413,456      348,405
                                                       ----------   ----------
     Total stockholders' equity. . . . . . . . . . . .    650,346      577,573
                                                       ----------   ----------
                                                       $1,210,673   $1,044,462
                                                       ==========   ==========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)
                                                  Currency
                          Common Stock   Paid-in Translation Retained
                         Shares   Amount Capital Adjustments Earnings  Total
                         ------   ------ ------- ----------- --------  -----
Balance at
 December 31, 1992       32,524     $33  $210,180   $7,416  $265,639 $483,268
Net earnings . . .                                            31,444   31,444
Cash dividends ($0.18
 per share). . . .                                            (5,885)  (5,885)
Exercise of stock
 options . . . . .           55               674                         674
Issuance of common
 stock to employee
 benefit plans . .          200             4,065                       4,065
Issuance of restricted
 stock . . . . . .            1                26                          26
Tax effect of exercise
 of stock options.                            234                         234
Currency translation
 adjustments . . .                                  (7,320)            (7,320)
                        -------     ---  --------   ------  -------- --------
Balance at
 December 31, 1993       32,780      33   215,179       96   291,198  506,506
Net earnings . . .                                            64,800   64,800
Cash dividends ($0.23
 per share). . . .                                            (7,593)  (7,593)
Exercise of stock
 options . . . . .          235             4,047                       4,047
Issuance of common
 stock to employee
 benefit plans . .          176             3,936                       3,936
Issuance of restricted
 stock . . . . . .            1                23                          23
Tax effect of exercise
 of stock options.                          1,167                       1,167
Currency translation
 adjustments . . .                                   4,687              4,687
                        -------     ---  --------   ------  -------- --------
Balance at
 December 31, 1994       33,192      33   224,352    4,783   348,405  577,573
Net earnings . . .                                            74,054   74,054
Cash dividends ($0.27
 per share). . . .                                            (9,003)  (9,003)
Exercise of stock
 options . . . . .           90               846                         846
Issuance of common
 stock to employee
 benefit plans . .          158             4,190                       4,190
Issuance of restricted
 stock . . . . . .            1                34                          34
Tax effect of exercise
 of stock options.                            586                         586
Currency translation
 adjustments . . .                                   2,066              2,066
                        -------     ---  --------   ------  -------- --------
Balance at
 December 31, 1995       33,441     $33  $230,008   $6,849  $413,456 $650,346
                        =======     ===  ========   ======  ======== ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Years Ended December 31,
(In thousands)                                        1995       1994      1993
Cash flows from operating activities:                 ----       ----      ----
  Net earnings. . . . . . . . . . . . . . . .      $ 74,054   $ 64,800  $ 31,444
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation . . . . . . . . . . . . . .        53,522     45,201    41,609
     Amortization . . . . . . . . . . . . . .        11,863     14,322    16,313
     Deferred income taxes. . . . . . . . . .         9,435      5,878    (3,088)
     Common stock issued for stock plans. . .         4,224      3,959     4,091
     (Gain) loss on divestitures. . . . . . .         5,500       --     (12,386)
     Cumulative effect of changes in
      accounting principles . . . . . . . . .           --        --       9,010
     Changes in assets and liabilities, net
      of effects from businesses acquired and
      divested and cumulative effect of changes
      in accounting principles:
        Accounts receivable . . . . . . . . .       (11,474)   (20,528)   (9,815)
        Inventories . . . . . . . . . . . . .       (59,602)    12,439    14,760
        Prepaid expenses and other current
         assets . . . . . . . . . . . . . . .        (7,200)    (7,132)    2,582
        Other assets. . . . . . . . . . . . .          (727)     1,332    (2,464)
        Accounts payable and accrued liabilities     35,444      7,031      (925)
        Other liabilities . . . . . . . . . .          (138)      (984)    2,046
        Other . . . . . . . . . . . . . . . .         3,860      6,079     1,441
                                                   --------   --------  --------
    Net cash provided by operating activities       118,761    132,397    94,618
                                                   --------   --------  --------
Cash flows from investing activities:
  Additions to property, plant and equipment.      (104,696)   (74,310) (105,689)
  Decrease in restricted cash . . . . . . . .         1,680      4,779    19,242
  Businesses acquired . . . . . . . . . . . .       (64,249)       --     (8,780)
  Proceeds from divestitures. . . . . . . . .        16,230        --     33,000
                                                   --------   --------  --------
    Net cash used in investing activities . .      (151,035)   (69,531)  (62,227)
                                                   --------   --------  --------
Cash flows from financing activities:
  Borrowings under long-term debt . . . . . .        16,618        --     17,454
  Repayments of long-term debt. . . . . . . .          (200)   (56,791)  (27,314)
  Increase in line of credit with bank. . . .         6,216        --        --
  Dividends paid on common stock. . . . . . .        (9,003)    (7,593)   (5,885)
  Exercise of stock options . . . . . . . . .           846      4,047       674
                                                   --------   --------  --------
    Net cash provided by (used in) financing
     activities. . . . . . . . . .. . . . . .        14,477    (60,337)  (15,071)
                                                   --------   --------  --------
Effect of exchange rate changes on cash and
 cash equivalents . . . . . . . . . . . . . .           134        276      (318)
                                                   --------   --------  --------
Increase (decrease) in cash and cash equivalents    (17,663)     2,805    17,002
Cash and cash equivalents at beginning of year       21,556     18,751     1,749
                                                   --------   --------  --------
Cash and cash equivalents at end of year. . .      $  3,893   $ 21,556  $ 18,751
                                                   ========   ========  ========
Supplemental cash flow data:
  Cash paid during the year for:
    Interest (net of amounts capitalized) . .      $ 14,320   $ 15,115  $ 16,728
    Income taxes. . . . . . . . . . . . . . .      $ 35,263   $ 37,487  $ 33,874

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

   Wellman, Inc. (the Company) is an international manufacturing company operating primarily in the United States, Ireland and the Netherlands. The Company's principal line of business is the manufacture of high-quality polyester products, including Fortrel(R) brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear(TM) PET (polyethylene terephthalate) packaging resin. Total polyester fiber sales represented approximately 86% of the Company's 1995 sales. The principal markets for polyester fibers are apparel, home furnishings, carpet and industrial manufacturers in the United States and Europe. The principal markets for PET resins products are United States and European-based manufacturers of various types of plastic packaging products.

Basis of Presentation

   The consolidated financial statements include the accounts of Wellman, Inc. and all wholly owned subsidiaries. All material intercompany transactions have been eliminated.

   Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

   Sales to customers are recorded when goods are shipped.

Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately $122,000 and $67,000 of inventory at December 31, 1995 and 1994, respectively, and the first-in, first-out (FIFO) method for the remainder.

Property, Plant and Equipment

   Property, plant and equipment is carried at cost. Depreciation is provided based on the estimated useful lives of the related assets and is computed on the straight-line method. Estimated useful lives for buildings are 30 years and generally 5 to 13 years for machinery and equipment.

Cost in Excess of Net Assets Acquired

   Cost in excess of net assets acquired is amortized on the straight-line method over periods ranging from 20 to 40 years. Accumulated amortization amounted to approximately $55,054 and $47,369 at December 31, 1995 and 1994, respectively.

   The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the related acquired entity over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

Other Assets

   Other assets are comprised of deferred charges related to certain of the Company's debt agreements and other intangible assets that are amortized over periods ranging from one to 20 years. Additionally, other assets include cash restricted for use obtained from borrowings under economic development revenue bonds in the amount of approximately $5,900 and $7,600 at December 31, 1995 and 1994, respectively (see note 6).

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

Derivative Financial Instruments

   The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. They are used as hedges to manage well-defined interest rate (see note 6) and foreign currency risks (see notes 2 and 12). There is currently no accounting required for the forward interest rate swaps due to the forward starting dates and designation as a hedge. The gain or loss from forward foreign currency contracts related to the hedge of a net investment in a foreign entity is accounted for as a component of foreign currency translation adjustments. Discounts or premiums on forward contracts (the difference between the current spot exchange rate and the forward exchange rate at inception of the contract) are amortized to income over the contract lives using the straight-line method. The gain or loss from forward foreign currency contracts related to hedges of existing working capital positions is recognized upon settlement of the related working capital asset or liability.

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

Research and Development Costs

Research and development costs are expensed as incurred. Such costs were approximately $16,900, $16,100 and $15,800 for 1995, 1994 and 1993,
respectively.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

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

New Accounting Standards

   During 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. This Statement is effective for fiscal years beginning after December 15, 1995. The Company does not anticipate the impact, if any, from implementation to be material.

2.  ACQUISITION

   On December 31, 1995, the Company acquired the Netherlands-based PET resins business (the Business) of Akzo Nobel (Akzo) in a purchase accounting transaction for a preliminary purchase price of approximately $76,900. In accordance with the purchase agreement, the Company paid cash of approximately $64,250 at closing for the Business which was funded with available cash and domestic and foreign borrowings. The balance of the purchase price, if any, will be paid upon the determination of certain purchase price adjustments, as defined in the purchase agreement, including the verification of the Business' working capital at December 31, 1995.

   The preliminary allocation of the purchase price was based upon estimated fair values at the date of acquisition and is subject to refinement upon obtaining certain additional information including finalization of the purchase price, environmental testing and actuarial calculations. The excess of the purchase price over assets acquired (goodwill) will be amortized on a straight-line basis over 30 years.

  The acquisition had no impact on the Company's 1995 consolidated statement of income due to the acquisition date. The proforma effects of the acquisition for 1995 and 1994 have not been presented due to the immaterial impact of operations of the Business.

   In conjunction with the acquisition of the Business, the Company entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $57,650 at December 31, 1995 in order to reduce the related impact of foreign currency translation adjustments. The Company has designated these contracts as a hedge of a net investment in a foreign entity. The foreign borrowings and settlement payment, if any, to Akzo are denominated in the functional currency of the Business and create a natural hedge to be used to reduce the remaining effects of translation adjustments. The Company intends to renew these contracts on a continuous basis. At December 31, 1995, the fair value of the contracts (determined through readily available dealer quotes) approximated their carrying amount.

   Also in conjunction with the acquisition of the Business, in January 1996 the Company entered into forward foreign currency contracts with an aggregate notional amount of approximately $19,300 in order to reduce (hedge) the impact of foreign currency fluctuations relative to accounts receivable acquired that are denominated in several other foreign currencies. The Company intends to renew these contracts on a continuous basis.

3.  DIVESTITURES

   In August 1995, the Company sold substantially all of the businesses of its New England CRInc. (CRInc.) subsidiary for approximately $16,230. The Company recorded a pretax loss on the sale of $5,500, which decreased net earnings by approximately $3,400, or $0.10 per share. The operating results for CRInc. have not had a material impact on the Company's consolidated financial statements.

   In March 1993, the Company sold its 43.7% ownership interest in Wellstar Holding, B.V. for $33,000. The transaction resulted in a pretax gain of approximately $12,386, which increased net earnings by approximately $7,300, or $0.22 per share.

4.  INVENTORIES

Inventories consist of the following:

                                                                December 31,
                                                             1995        1994
                                                            ------      ------
Raw materials . . . . . . . . . . .                        $ 97,043   $ 61,680
Finished and semi-finished goods. .                         113,778     51,362
Supplies. . . . . . . . . . . . . .                          14,281     14,672
                                                           --------   --------
                                                            225,102    127,714
Less adjustments of certain
  inventories to a LIFO basis . . .                          24,878      4,800
                                                           --------   --------
                                                           $200,224   $122,914
                                                           ========   ========

5.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                December 31,
                                                             1995        1994
                                                            ------      ------
Payroll and other compensation. . .                        $11,069     $11,242
Retirement plans. . . . . . . . . .                          8,215       7,203
Property and other taxes. . . . . .                          3,947       2,990
Interest. . . . . . . . . . . . . .                          2,419       2,635
Other . . . . . . . . . . . . . . .                         24,718      10,224
                                                            -------    -------
                                                           $50,368     $34,294
                                                           =======     =======

6.  BORROWING ARRANGEMENTS

   The line of credit with bank of $6,216 at December 31, 1995 is comprised of local borrowings by one of the Company's foreign subsidiaries with no stated maturity date and a maximum line of $20,000 (U.S. dollar equivalent). At December 31, 1995, the interest rate (variable based) for these borrowings was 4.75%.

Long-term debt consists of the following:

                                                                December 31,
                                                             1995       1994
                                                            ------     ------
Revolving credit loan facility and competitive
 bid loans . . . . . . . . . . . . . . . . . . .           $ 88,000   $ 71,317
Serialized senior unsecured notes, 9.02% - 9.26%,
 due 1997-1999 . . . . . . . . . . . . . . . . .            100,000    100,000
Economic development revenue bonds, at variable
 interest rates, due 2010-2022 . . . . . . . . .             54,500     54,500
8.41% senior unsecured note, due 2000. . . . . .             30,000     30,000
Other. . . . . . . . . . . . . . . . . . . . . .                514        714
                                                           --------   --------
                                                            273,014    256,531
  Less current portion . . . . . . . . . . . . .                147        200
                                                           --------   --------
                                                           $272,867   $256,331
                                                           ========   ========

   On February 8, 1995, the Company entered into an unsecured $330,000 Revolving Credit Loan (the Facility) maturing in February 2000 that replaced a reducing revolving loan facility. The terms of the Facility provide the Company the ability to borrow under competitive bid loans (CBLs) which reduce the availability under the Facility and bear interest at the offering bank's prevailing interest rate. The Facility has no scheduled principal repayments and any borrowings under non-CBLs bear interest, at the Company's option, at
(1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%,
(2) the LIBOR rate plus applicable margin or (3) the CD rate plus applicable margin. At December 31, 1995, the average interest rate on borrowings under the Facility was approximately 5.97%.

   During June 1995, the Company entered into forward interest rate swaps to reduce (hedge) the impact of interest rate changes for variable rate borrowings associated with planned capital expenditures over the next five years. The agreements include an aggregate notional amount of $200,000 at December 31, 1995, forward starting dates ranging from June 1997 to May 1998 and maturity dates of at least 5 years thereafter. The Company will pay fixed rates of interest ranging from 6.10% to 6.20%. At December 31, 1995, the Company estimates it would have had to pay approximately $7.2 million to terminate the agreements.

   The economic development revenue bonds (the Bonds) are tenderable by the holders and are secured by letters of credit aggregating approximately $55,800 at December 31, 1995. The average interest rate on the Bonds at December 31, 1995 was approximately 4.57%.

   The Company also has available, but unused, short-term uncommitted lines of credit aggregating $147,000 at December 31, 1995.

   The Bonds and borrowings under the Facility and CBLs are classified as long-term in accordance with the Company's intention and ability to refinance such obligations on a long-term basis.

   The Company's financing agreements contain normal financial and restrictive covenants. Under the most restrictive covenant, approximately $225,000 of retained earnings at December 31, 1995 is not restricted as to the payment of dividends.

   Aggregate maturities of long-term debt for the next five years are as follows: 1996 -- $147; 1997 -- $20,159; 1998 -- $40,193; 1999 -- $40,015; and
2000 -- $118,000.

   The carrying amounts of the Company's borrowings under its variable rate credit agreements approximate their fair value. The fair values of the Company's fixed rate credit agreements are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's fixed rate debt exceeded the carrying value by approximately $10,000 at December 31, 1995. Prepayment of the fixed rate debt could result in significant penalties.

   During 1995, 1994 and 1993, the Company capitalized interest of $3,125, $2,920 and $2,375, respectively, as part of the cost of capital projects under construction. Interest expense (net) includes interest income of $2,563, $2,000 and $1,630 for 1995, 1994 and 1993, respectively.

7.  INCOME TAXES

   For financial reporting purposes, earnings before income taxes and cumulative effect of changes in accounting principles are as follows:

                                                   Years Ended December 31,

                                                 1995         1994       1993
                                                ------       ------     ------
United States. . . . . . . . . . . . .         $ 83,206    $ 89,073    $54,535
Foreign. . . . . . . . . . . . . . . .           32,505      18,927     18,486
                                               --------    --------    -------
                                               $115,711    $108,000    $73,021
                                               ========    ========    =======

Significant components of income taxes before cumulative effect of changes in accounting principles are as follows:

                                                   Years Ended December 31,

                                                 1995        1994       1993
                                                ------      ------     ------
Current:
  Federal. . . . . . . . . . . . . . .         $ 24,900     $30,208   $30,310
  State. . . . . . . . . . . . . . . .            3,847       5,129     4,357
  Foreign. . . . . . . . . . . . . . .            3,475       1,985       988
                                               --------     -------   -------
                                                 32,222      37,322    35,655
                                               --------     -------   -------
Deferred:
  Federal. . . . . . . . . . . . . . .            8,085       5,239    (2,566)
  State. . . . . . . . . . . . . . . .            1,205         680      (522)
  Foreign. . . . . . . . . . . . . . .              145         (41)      --
                                               --------     -------   -------
                                                  9,435       5,878    (3,088)
                                               --------     -------   -------
                                               $ 41,657     $43,200   $32,567
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

   The difference between income taxes before cumulative effect of changes in accounting principles and income taxes computed at the statutory income tax rate is explained as follows:

                                                   Years Ended December 31,
                                                 1995         1994        1993
                                                 ----         ----        ----
Computed at statutory rate. . . . . . . .       35.0%        35.0%       35.0%
State taxes, net of federal benefit . . . .      2.9          3.5         3.4
Differences in income tax rates between
 the United States and foreign countries. .     (6.3)        (3.4)       (1.8)
Amortization of cost in excess of net
 assets acquired. . . . . . . . . . . . . .      2.7          2.9         4.1
Effect of tax rate change . . . . . . . . .      --            --         2.6
Other, net. . . . . . . . . . . . . . . . .      1.7          2.0         1.3
                                                ----         ----        ----
Effective tax rate. . . . . . . . . . . . .     36.0%        40.0%       44.6%
                                                ====         ====        ====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

                                                               December 31,
                                                              1995       1994
                                                              ----       ----
Inventory . . . . . . . . . . . . . . .                    $  6,580    $ 3,731
Depreciation. . . . . . . . . . . . . .                      91,702     85,923
Foreign . . . . . . . . . . . . . . . .                       4,364      4,117
Other . . . . . . . . . . . . . . . . .                       9,503      4,445
                                                           --------    -------
Total deferred tax liabilities. . . . .                     112,149     98,216
                                                           --------    -------
Pension . . . . . . . . . . . . . . . .                       3,521      3,934
State deferred benefits . . . . . . . .                       4,291      3,969
Long-term liabilities . . . . . . . . .                       7,178      7,495
Other . . . . . . . . . . . . . . . . .                       9,693      4,786
                                                           --------    -------
Total deferred tax assets . . . . . . .                      24,683     20,184
                                                           --------    -------
Net deferred tax liabilities. . . . . .                    $ 87,466    $78,032
                                                           ========    =======

   Deferred income taxes have not been provided for approximately $97,821 of undistributed earnings of foreign entities which are considered to be permanently reinvested. Upon repatriation of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign taxes paid) and foreign withholding taxes. Determination of the amount of unrecognized deferred U. S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

8. ENVIRONMENTAL MATTERS

   The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. As discussed in note 1, the Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $11,000 and $26,500. In connection with these expenditures, the Company has accrued approximately $17,500 at December 31, 1995 representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $12,000 to $23,500 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements. Additionally, the Company recorded preacquisition environmental contingencies of approximately $6,200 relative to the acquisition discussed in note 2.

9. RETIREMENT PLANS

   The Company has defined benefit and defined contribution pension plans that cover substantially all employees. The Company also has an employee stock ownership plan (the ESOP) covering substantially all domestic employees. The defined contribution plan and the ESOP provide for Company contributions based on the earnings of eligible employees. Expense related to the defined contribution plan amounted to approximately $8,351, $7,840 and $7,553 for the years ended December 31, 1995, 1994 and 1993, respectively. Expense related to the ESOP amounted to approximately $2,253, $2,354 and $2,249 for the years ended December 31, 1995, 1994 and 1993, respectively.

   Benefits under the Wellman International Limited (WIL) defined benefit plan are based on employees' compensation and length of service, while benefits under defined benefit plans covering domestic employees are based on employees' compensation and length of service or at stated amounts based on length of service. The Company's policy is to fund amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Assets of the plans are invested primarily in equity securities and commingled trust funds. The pension costs of the domestic and foreign defined benefit plans consist of the following:

                                                   Years Ended December 31,
                                                 1995        1994      1993
                                                ------      ------    ------
Service cost. . . . . . . . . . . . .          $  646      $ (479)     $ (370)
Interest cost on projected benefit
 obligations. . . . . . . . . . . . .           4,659       3,938       4,336
Actual return on plan assets. . . . .          (9,772)       (621)     (7,512)
Net amortization and deferral . . . .           5,356      (3,030)      4,621
                                               ------      ------      ------
                                               $  889      $ (192)     $1,075
                                               ======      ======      ======

   The following table sets forth the funded status and amounts included in the Company's consolidated balance sheets at December 31, 1995 and 1994 for the domestic and foreign defined benefit pension plans:

                                                             1995      1994
Actuarial present value of benefit obligations:              ----      -----
  Vested benefit obligations. . . . . . . . . .           $47,191    $ 36,369
                                                          =======    ========
  Accumulated benefit obligations . . . . . . .           $47,335    $ 36,571
                                                          =======    ========
  Projected benefit obligations . . . . . . . .           $60,453    $ 53,622
Plan assets at fair market value. . . . . . . .            59,974      48,867
                                                          --------   --------
Funded status . . . . . . . . . . . . . . . . .              (479)     (4,755)
Unrecognized net (gain) loss. . . . . . . . . .            (6,901)     (2,815)
Unrecognized net asset at transition. . . . . .               (79)        (54)
Unrecognized prior service cost . . . . . . . .            (1,169)     (1,282)
                                                          --------   --------
Accrued pension costs . . . . . . . . . . . . .           $(8,628)   $ (8,906)
                                                          ========   ========

Assumptions used in determining the projected benefit obligation as of December 31 were as follows:

                                               1995        1994         1993
                                              ------      ------       ------
Domestic plans
  Discount rate                                7.25%       8.25%        7.25%
  Future compensation increase                 4.25%       4.75%        4.5%
  Rate of return on plan assets                9.0%        8.0%         8.0%

WIL
  Discount rate                                7.5%        9.0%         7.0%
  Future compensation increase                 5.0%        6.5%         5.0%
  Rate of return on plan assets                7.5%        9.0%         7.0%

10. STOCKHOLDERS' EQUITY

   The Company has stock option plans (the Plans) which authorize the grant of non-qualified stock options (NQSOs). The maximum number of common shares authorized for grant under the Plans is 3,588,000. For substantially all options granted in connection with the Plans, the option period extends for 11 years from the date of grant with the shares vesting at 20% per year over the first five years. The option price for such options must be at least equal to the fair market value of the Company's common stock at the date of grant.

Information regarding the NQSOs is as follows:

                                                                     Average
                                                                      Price
                                                           Shares   Per Share
                                                           ------   ---------
Outstanding December 31, 1992. . . . . . . . . .         1,481,735    $19.92
  Granted. . . . . . . . . . . . . . . . . . . .           361,000     17.38
  Exercised. . . . . . . . . . . . . . . . . . .           (54,748)    12.32
  Cancelled. . . . . . . . . . . . . . . . . . .            (5,590)    20.42
                                                         ---------    ------
Outstanding December 31, 1993. . . . . . . . . .         1,782,397     19.63
  Granted. . . . . . . . . . . . . . . . . . . .           400,900     29.25
  Exercised. . . . . . . . . . . . . . . . . . .          (235,116)    17.21
  Cancelled. . . . . . . . . . . . . . . . . . .           (80,550)    22.24
                                                         ---------    ------
Outstanding December 31, 1994. . . . . . . . . .         1,867,631     21.89
  Granted. . . . . . . . . . . . . . . . . . . .           428,000     22.75
  Exercised. . . . . . . . . . . . . . . . . . .           (89,597)     9.44
  Cancelled. . . . . . . . . . . . . . . . . . .           (57,560)    23.35
                                                         ---------    ------
Outstanding December 31, 1995. . . . . . . . . .         2,148,474    $22.54
                                                         =========    ======

   At December 31, 1995, options for 1,040,301 shares were exercisable and 671,924 shares were available for future option grants.

   Approximately 740,000 common shares have been reserved for issuance in connection with certain of the Company's employee benefit plans (see note 7).

   On August 6, 1991, the Board of Directors declared a dividend of one common stock purchase right (a Right) for each outstanding share of common stock. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one share of common stock at an exercise price of $90 per share (the Purchase Price), subject to certain adjustments. The Rights are not represented by separate certificates and are only exercisable when a person or group of affiliated or associated persons acquires or obtains the right to acquire 20% or more of the Company's outstanding common shares (an

Acquiring Person) or announces a tender or exchange offer that would result in any person or group beneficially owning 20% or more of the Company's outstanding common shares. In the event any person becomes an Acquiring Person, the Rights would give holders the right to buy, for the Purchase Price, common stock with a market value of twice the Purchase Price. The Rights expire on August 5, 2001, unless extended by the Board of Directors or redeemed earlier by the Company at a redemption price of $0.01 per Right.

   Although the Rights should not interfere with a business combination approved by the Board of Directors, they may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board, except pursuant to an offer conditioned on a substantial number of Rights being acquired.

11. COMMITMENTS AND CONTINGENCIES

   Approximate minimum rental commitments under noncancelable leases (principally for buildings and equipment) during each of the next five years and thereafter are as follows: 1996 -- $2,930; 1997 -- $2,746; 1998 --
$2,457; 1999 -- $1,008; 2000 -- $836; and thereafter -- $2,156.

   Rent expense for cancelable and noncancelable operating leases was $5,778, $6,548 and $6,295 for the years ended December 31, 1995, 1994 and 1993, respectively.

   See notes 6 and 8 for information related to outstanding letters of credit and environmental matters, respectively.

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters will not have a material adverse effect, if any, on the Company's consolidated financial position or results of operations.

12.  FINANCIAL INSTRUMENTS

      WIL, the Company's Irish fiber subsidiary, utilizes forward foreign currency contracts to hedge certain of its accounts receivable and accounts payable denominated in other foreign currencies. The notional amount of such contracts outstanding at December 31, 1995 and 1994 and the impact on earnings for contracts closed during 1995, 1994 and 1993 was immaterial.

Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency and interest rate contracts described above and in notes 2 and 6 and temporary cash investments and trade accounts receivable. The counterparties to the off-balance sheet contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties. The Company places its temporary cash investments with high credit quality financial institutions. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Fair Value of Financial Instruments

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents, accounts receivable and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value.

Borrowing arrangements:  See note 6.

Forward interest rate swaps: The fair value of interest rate instruments are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

Forward foreign currency contracts: The fair value of foreign currency contracts are estimated by obtaining quotes from brokers.

The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994:

                                      1995                       1994
                              ----------------------   ----------------------
                               Carrying        Fair      Carrying      Fair
                                Amount         Value      Amount       Value
                               --------        -----     --------      -----
Nonderivatives:
  Cash and cash equivalents    $  3,893       $  3,893   $ 21,556     $ 21,556
  Accounts receivable           145,572        145,572    119,278      119,278
  Accounts payable               89,104         89,104     53,647       53,647
  Borrowing arrangements        279,230        289,230    256,531      259,031
Derivatives:
  Forward interest rate swaps-
   (receive) pay                    --           7,200      N/A          N/A
  Forward foreign currency
   contracts                        --             --        --           --

13.  BUSINESS SEGMENT AND GEOGRAPHIC AREAS

   The Company operates in one business segment: principally the manufacture and sale of polyester products, including Fortrel(R) brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear(TM) PET packaging resins.

   Net sales and operating income for the years ended December 31, 1995, 1994 and 1993 and identifiable assets at the end of each year, classified by the major geographic areas in which the Company operates, are as follows:

                                                1995         1994       1993
                                               ------       ------     ------
Net sales
  U.S. . . . . . . . . . . . . . . . .     $  952,663   $  824,034  $  754,882
  Europe . . . . . . . . . . . . . . .        156,735      112,099      87,182
                                           ----------   ----------  ----------
                                           $1,109,398   $  936,133  $  842,064
                                           ==========   ==========  ==========

Operating income
  U.S. . . . . . . . . . . . . . . . .     $  101,623   $  103,909  $   69,305
  Europe . . . . . . . . . . . . . . .         31,254       17,832       7,066
                                           ----------   ----------  ----------
                                           $  132,877   $  121,741  $   76,371
                                           ==========   ==========  ==========

Identifiable assets
  U.S. . . . . . . . . . . . . . . . .     $1,011,952   $  940,957  $  927,330
  Europe . . . . . . . . . . . . . . .        198,721      103,505      87,917
                                           ----------   ----------  ----------
                                           $1,210,673   $1,044,462  $1,015,247
                                           ==========   ==========  ==========

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

   Quarterly financial information for the years ended December 31, 1995 and 1994 is summarized as follows:

------------------------------------------------------------------------------
                      March 31,    June 30,   Sept. 30,   Dec. 31,      Total
Quarter ended           1995        1995(1)     1995        1995        1995
------------------------------------------------------------------------------

Net sales             $276,066    $293,971    $274,586    $264,775  $1,109,398
Gross profit           $62,072     $66,620     $57,759     $36,130    $222,581
Net earnings           $22,736     $21,599     $21,134      $8,585     $74,054
Net earnings per
 common share            $0.67       $0.64       $0.63       $0.26       $2.20

------------------------------------------------------------------------------
                      March 31,    June 30,   Sept. 30,   Dec. 31,      Total
Quarter ended           1994        1994        1994        1994        1994
------------------------------------------------------------------------------

Net sales             $222,577    $229,805    $232,955    $250,796    $936,133
Gross profit           $43,883     $53,190     $52,594     $61,592    $211,259
Net earnings           $11,290     $16,092     $17,317     $20,101     $64,800
Net earnings per
 common share            $0.34       $0.48       $0.52       $0.60       $1.94

(1) Quarterly net earnings reflect a pretax loss of $5,500, which decreased net earnings by approximately $3,400 ($0.10 per share), related to the sale of CRInc.

REPORT OF INDEPENDENT AUDITORS


Board of Directors
Wellman, Inc.

   We have audited the accompanying consolidated balance sheets of Wellman, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. We did not audit the financial statements and schedules of a wholly owned subsidiary of the Company, which statements reflect total assets constituting 9% in 1995 and 8% in 1994 and total revenues constituting 14% in 1995, 12% in 1994 and 10% in 1993 of the related consolidated totals. Those financial statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly-owned subsidiary, is based solely on the report of other auditors.

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

   In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As discussed in note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for recoveries related to environmental liabilities and its method of valuing certain inventories.


                                                    ERNST & YOUNG LLP


Charlotte, North Carolina
February 14, 1996

                                   SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1995, 1994 and 1993
                                 (In thousands)



                            Balance at Charged to                     Balance
                            Beginning  Costs and                      at End
           Description       of Year    Expenses  Other   Deductions  of Year
           -----------      ---------   --------  -----   ----------  -------

Allowance for doubtful
 accounts receivable:

  Year ended
   December 31, 1995         $4,733     $1,391   $1,301(a)  $2,090(b) $ 5,335
                             ======     ======   ======     ======    =======

  Year ended
   December 31, 1994         $4,232     $1,101   $ 155 (a)  $  755(b) $ 4,733
                             ======     ======   ======     ======    =======

  Year ended
   December 31, 1993         $4,443     $  702   $ (60)(a)  $  853(b) $ 4,232
                             ======     ======   ======     ======    =======





(a) Primarily foreign currency translation adjustments, except for 1995 which includes a purchase accounting adjustment of approximately $1,250 related to the acquisition discussed in note 2.

(b)  Accounts written off.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------  ---------------------------------------------------------------

   None.


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

   "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1996 is hereby incorporated by reference herein.

Item 11.  Executive Compensation
--------  ----------------------

   "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1996 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

   "Introduction" and "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1996 is hereby incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

   "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1996 is hereby incorporated by reference herein.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

(a)  1.  Financial Statements
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

   4(a) Loan Agreement dated February 8, 1995 by and between the Company and Fleet National Bank, as agent, and certain other financial institutions (Exhibit 4(a) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

   4(b) Credit Facilities dated July 1994 between WIL and Ulster Investment Bank Limited, Ulster Bank Ltd. and Ulster Bank Group Treasury Ltd. (Exhibit 4(b) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

   4(c) Credit Facilities dated August 1994 between WIL and Bank of Ireland Corp. Ltd. (Exhibit 4(c) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

   4(d) Registration Rights Agreement dated as of August 12, 1985 by and among the Company, Thomas M. Duff, John L. Dings, Alex Holder, Calvin Hughes, Frank McGuire and others (Exhibit 4.7 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

   4(e) Loan Agreement between South Carolina Jobs - Economic Development Authority (the "Authority") and the Company dated as of December 1, 1990 (Exhibit 4(n) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

   4(f) First Supplemental Loan Agreement between the Authority and the Company dated as of April 1, 1991 (Exhibit 4(a) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

   4(g) Note Purchase Agreement dated as of June 14, 1991 between the Company and the Purchasers named in Schedule I thereto (Exhibit 4(b) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

   4(h)(1) Rights Agreement dated as of August 6, 1991 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 1 of the Company's Form 8-K dated as of August 6, 1991 incorporated by reference herein)

   4(h)(2) Amendment to Rights Agreement dated February 26, 1996 between the Company and Continental Stock Transfer and Trust Company (Exhibit 4.1 of the Company's Form 8-K dated February 28, 1996 incorporated by reference herein)

   4(i) Loan Agreement between the Authority and the Company dated as of June 1, 1992 (Exhibit 4(u) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

   4(j) Note Purchase Agreement between the Company and Teachers Insurance and Annuity Association of America dated July 28, 1992 (Exhibit 4(v) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

   4(k) Loan Agreement between the Authority and the Company, dated as of December 1, 1992 (Exhibit 4(w) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

   4(l) Promissory Note dated May 15, 1992 of the Company to the City of Florence, SC (Exhibit 4(x) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

   Executive Compensation Plans and Arrangements
   ---------------------------------------------

   10(a) Wellman, Inc. 1985 Amended and Restated Incentive Stock Option Plan (Exhibit 4 of the Company's Registration Statement on Form S-8/S-3, File No. 33-54077, incorporated by reference herein)

   10(b)(1) Employment Agreement dated as of January 1, 1990 between the Company and Thomas M. Duff (Exhibit 10(b)(1) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

   10(b)(2) Second Amendment to Employment Agreement dated as of January 1, 1995 between the Company and Thomas M. Duff (Exhibit 10(b)(2) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

   10(c) Employment Agreement dated as of December 1, 1994 between the Company and Clifford J. Christenson (Exhibit 10(c) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

   10(d) Service Agreement dated as of June 26, 1991 between Wellman International Investments Limited and Charles William Beckwith (Exhibit 10(g) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

   10(e) Employment Agreement dated as of December 1, 1994 between the Company and Keith R. Phillips (Exhibit 10(e) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

   10(f) Employment Agreement dated as of December 1, 1994 between the Company and James P. Casey (Exhibit 10(f) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

   10(g) Employment Agreement dated as of December 1, 1994 between the Company and Paul D. Apostol (Exhibit 10(g) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

   10(h) Employment Agreement dated as of January 1, 1996 between the Company and Mark Tashjian

   10(i) Directors Stock Option Plan dated as of December 2, 1991 (Exhibit 4(a) of the Company's Registration Statement on Form S-8, File No. 33-44822, incorporated by reference herein)

   10(j) Management Incentive Compensation Plan (Exhibit 10(h) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

   10(k) Summary of Executive Life Insurance Plan (Exhibit 10.22 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

   10(l) Description of Directors' Restricted Stock Plan (Exhibit 10(k) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

   10(m) Directors Deferred Compensation Plan (Exhibit 10(l) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

   10(n) Amended and Restated Directors' Retirement Plan (Exhibit 10(m) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

   10(o) Executive Retirement Restoration Plan (Exhibit 10(n) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

   Other Material Agreements
   -------------------------

   10(p) Environmental Agreement dated as of August 8, 1985, by and among the Company, Arthur O. Wellman, Jr., and Edward R. Sacks (Exhibit 10.12 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

   10(q) Post-Closing Escrow Agreement dated August 12, 1985 by and among the Company, Arthur O. Wellman, Jr., Edward R. Sacks and certain other parties (Exhibit 10.2 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

   10(r) Letter Agreement, relating to certain environmental matters, dated August 17, 1987, by and among Fiber Industries, Inc.
               (FI), Hoechst Celanese Corp. (HCC) and Celanese Fibers Inc. (Celanese) (Exhibit 10.3 of FI's Registration Statement on Form S-1, File No. 33-20626, incorporated herein by reference)

   10(s) Trademark Assignment and License, dated January 28, 1988, by and among FI, HCC and Celanese (Exhibit 10.14 of FI's Registration Statement on Form S-1, File No. 33-20626, incorporated herein by reference)

   21          Subsidiaries

   23(a)       Consent of Ernst & Young LLP

   23(b)       Consent of KPMG

   28(a)       Report of KPMG

   (b)   Reports on Form 8-K
         -------------------

         None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1996.
                                  WELLMAN, INC.

                                By /s/ Thomas M. Duff
                                  ------------------------------
                                  President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 26, 1996.

    Signatures                Title
    ----------                -----

/s/ Thomas M. Duff
--------------------------    President, Chief Executive Officer and
    Thomas M. Duff            Director (Principal Executive Officer)

/s/ Keith R. Phillips
--------------------------    Vice President, Chief Financial Officer and
    Keith R. Phillips         Treasurer (Principal Financial Officer)

/s/ Mark J. Rosenblum
--------------------------    Vice President, Controller
    Mark J. Rosenblum        (Principal Accounting Officer)

/s/ James B. Baker
--------------------------    Director
    James B. Baker

/s/ C. William Beckwith       Director
--------------------------
    C. William Beckwith

/s/ Clifford J. Christenson   Director
--------------------------
    Clifford J. Christenson

/s/ Peter H. Conze            Director
--------------------------
    Peter H. Conze

/s/ Allan R. Dragone          Director
--------------------------
    Allan R. Dragone

/s/ Richard F. Heitmiller     Director
--------------------------
    Richard F. Heitmiller

/s/ Jonathan M. Nelson        Director
-------------------------
    Jonathan M. Nelson

/s/ James E. Rogers           Director
-------------------------
    James E. Rogers

-------------------------     Director
    Raymond C. Tower

/s/ Roger A. Vandenberg
-------------------------     Director
    Roger A. Vandenberg