Form 10-Q
period 1996-03-31
WELLMAN INC
filed 1996-05-14
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

     As of May 2, 1996, there were 33,570,173 shares of the registrant's common stock, $.001 par value, issued and outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

        Condensed Consolidated Statements of Income -
             For the three months ended March 31, 1996 and 1995. . . .   3

        Condensed Consolidated Balance Sheets -
             March 31, 1996 and December 31, 1995. . . . . . . . . . .   4

        Condensed Consolidated Statements of Stockholders' Equity. . .   5

        Condensed Consolidated Statements of Cash Flows -
             For the three months ended March 31, 1996 and 1995. . . .   6

        Notes to Condensed Consolidated Financial Statements . . . . .   7

   ITEM 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . 8 - 9

PART II - OTHER INFORMATION

   ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                        ----------------------
                                                          1996          1995
                                                        --------      --------
Net sales                                               $301,001      $276,066

Cost of sales                                            256,354       213,994
                                                        --------      --------

Gross profit                                              44,647        62,072

Selling, general and administrative
  expenses                                                21,953        22,501
                                                        --------      --------

Operating income                                          22,694        39,571

Interest expense, net                                      3,938         2,899
                                                        --------      --------
Earnings before income taxes                              18,756        36,672

Income taxes                                               7,047        13,935
                                                        --------      --------

Net earnings                                            $ 11,709      $ 22,737
                                                        ========      ========

Net earnings per common share                           $   0.35      $   0.67
                                                        ========      ========

Weighted average common shares                            33,663        33,684
                                                        ========      ========


            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                     March 31,    December 31,
                                                       1996           1995
                                                   ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $     15,755   $      3,893
   Accounts receivable, less allowance
     of $5,480 in 1996 and $5,335 in 1995               152,895        145,572
   Inventories                                          204,920        200,224
   Prepaid expenses and other current assets              3,768         14,614
                                                   ------------   ------------
      Total current assets                              377,338        364,303
Property, plant and equipment, at cost:
   Land, buildings and improvements                     127,320        127,555
   Machinery and equipment                              668,437        648,639
                                                   ------------   ------------
                                                        795,757        776,194
   Less accumulated depreciation                        256,151        248,638
                                                   ------------   ------------
      Property, plant and equipment, net                539,606        527,556
Cost in excess of net assets acquired, net              292,893        295,062
Other assets, net                                        19,966         23,752
                                                   ------------   ------------
                                                   $  1,229,803   $  1,210,673
                                                   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $     94,401   $     89,104
   Accrued liabilities                                   46,701         50,368
   Line of credit with bank                                  --          6,216
   Current portion of long-term debt                        147            147
                                                   ------------   ------------
      Total current liabilities                         141,249        145,835
Long-term debt                                          282,306        272,867
Deferred income taxes and other liabilities             144,613        141,625
                                                   ------------   ------------
      Total liabilities                                 568,168        560,327
Stockholders' equity:
   Common stock, $.001 par value; 55,000,000
    shares authorized, 33,551,719 shares
    issued and outstanding in 1996,
    33,441,391 in 1995                                       34             33
   Class B common stock, $.001 par value;
     5,500,000 shares authorized                             --             --
   Paid-in capital                                      232,329        230,008
   Foreign currency translation adjustments               6,453          6,849
   Retained earnings                                    422,819        413,456
                                                   ------------   ------------
      Total stockholders' equity                        661,635        650,346
                                                   ------------   ------------
                                                   $  1,229,803   $  1,210,673
                                                   ============   ============

            See notes to condensed consolidated financial statements.

                                                WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (In thousands, except per share data)



                                         COMMON STOCK                CURRENCY
                                       ---------------   PAID-IN   TRANSLATION   RETAINED
                                        SHARES   AMOUNT   CAPITAL   ADJUSTMENTS  EARNINGS     TOTAL
                                       --------  ------  --------- -----------  ---------  ---------
Balance at December 31, 1994            33,192     $ 33   $ 224,352   $  4,783   $ 348,405   $ 577,573
Net earnings                                                                        74,054      74,054
Cash dividends ($0.27 per share)                                                    (9,003)     (9,003)
Exercise of stock options                   90                  846                                846
Issuance of common stock to
   employee benefit plans                  158                4,190                              4,190
Issuance of restricted stock                 1                   34                                 34
Tax effect of exercise of stock
 options                                                        586                                586
Currency translation adjustments                                         2,066                   2,066
                                        -------   -----    --------    -------     -------    --------
Balance at December 31, 1995             33,441      33     230,008      6,849     413,456     650,346
                                        -------   -----    --------    -------     -------    --------

Net earnings                                                                        11,709      11,709
Cash dividends ($0.07 per share)                                                    (2,346)     (2,346)
Exercise of stock options                    28                 530                                530
Issuance of common stock to
   employee benefit plans                    83       1       1,791                              1,792
Currency translation adjustments                                          (396)                   (396)
                                        -------   -----   --------     -------     -------    --------
Balance at March 31, 1996               33,552     $ 34   $232,329    $  6,453   $ 422,819   $ 661,635
                                       =======    =====   ========     =======     =======    ========


                    See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (In thousands)

                                                         1996           1995
                                                      ---------      ---------
Cash flows from operating activities:
  Net earnings                                          $11,709        $22,737
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation                                        14,088         12,525
     Amortization                                         2,878          3,057
     Deferred income taxes                                2,482          2,644
     Common stock issued for stock plans                  1,792          1,851
     Changes in assets and liabilities                    2,693         10,531
                                                        -------        -------

  Net cash provided by operating activities              35,642         53,345
                                                        -------        -------
Cash flows from investing activities:
  Additions to property, plant and equipment            (30,397)       (25,267)
  Decrease in restricted cash                               311            989
  Proceeds from divestitures                              4,185            -
                                                        -------        -------

  Net cash used in investing activities                 (25,901)       (24,278)
                                                        -------        -------
Cash flows from financing activities:
  Net borrowings (repayments) of long-term debt           9,463        (11,425)
  Decrease in line of credit with bank                   (6,216)           -
  Dividends paid on common stock                         (2,346)        (1,994)
  Exercise of stock options                                 530            111
                                                        -------        -------

  Net cash provided by (used in) financing
   activities                                             1,431        (13,308)
                                                        -------        -------
Effect of exchange rate changes on cash
  and cash equivalents                                      690            482
                                                        -------        -------

Increase in cash and cash equivalents                    11,862         16,241
Cash and cash equivalents at beginning of period          3,893         21,556
                                                        -------        -------

Cash and cash equivalents at end of period              $15,755        $37,797
                                                        =======        =======

Supplemental cash flow data:
  Cash paid (received)during the period for:
    Interest (net of amounts capitalized)               $ 1,582        $ 2,316
    Income taxes                                        $(8,970)       $   144


            See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Information for the three months ended
                       March 31, 1996 and 1995 is unaudited)
                                  (In thousands)


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


2.  NET EARNINGS PER COMMON SHARE

        Net earnings per common share is based on the weighted average number of common and common equivalent shares outstanding.

3.  INVENTORIES

        Inventories consist of the following:


                                          March 31,         December 31,
                                            1996                1995
                                         ---------           ---------
    Raw materials                        $  82,975           $  97,043
    Finished and semi-finished goods       125,027             113,778
    Supplies                                15,233              14,281
                                         ---------           ---------
                                           223,235             225,102
    Less adjustments of certain
      inventories to a LIFO basis          (18,315)            (24,878)
                                         ---------           ---------
                                         $ 204,920           $ 200,224
                                         =========           =========

4.  ENVIRONMENTAL MATTERS

        The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $12,000 and $29,000. In connection with these expenditures, the Company has accrued approximately $23,700 at March 31, 1996 representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $12,000 to $35,000 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

                                 WELLMAN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
 1995

    Net sales for the three months ended March 31, 1996 increased 9% to $301.0 million from $276.1 million for the three months ended March 31, 1995. Sales increased in the 1996 period for the Packaging Products Group (PPG) due to the 1995 second quarter expansion of PET (polyethylene terephthalate) resins production capacity and the December 31, 1995 acquisition of a Netherlands-based PET resins operation. Sales decreased in the 1996 period for the Fibers Group due to lower sales volumes. Sales decreased in 1996 for the Recycled Products Group (RPG) due to lower sales volumes for the domestic recycled fibers business and the impact of divested businesses.

    Gross profit for the three months ended March 31, 1996 amounted to $44.6 million versus $62.1 million for the 1995 period. The gross profit margin for 1996 was 14.8% compared to 22.5% in 1995. Gross profit for the Fibers Group decreased primarily due to lower sales volumes and increased raw material and production costs. RPG gross profit was lower primarily due to the aforementioned decrease in sales volumes and the pass-through of only a portion of increased raw material costs. PPG gross profit was higher due to increased sales volumes.

    Selling, general and administrative expenses amounted to $21.9 million, or 7.3% of sales, for 1996 compared to $22.5 million, or 8.2% of sales, for 1995.

    As a result of the foregoing, operating income was $22.7 million for the first three months of 1996 versus $39.6 million for the first three months of 1995.

    Net interest expense, which was $3.9 million in 1996 compared to $2.9 million in 1995, was unfavorably impacted in 1996 by lower interest income.

    The effective income tax rate was 37.5% in the first quarter of 1996 versus 38% in the comparable 1995 period.

    As a result of the foregoing, net earnings in the first three months of 1996 were $11.7 million, or $0.35 per share, compared to $22.7 million, or $0.67 per share, for the first three months of 1995.

OUTLOOK

    The Company is experiencing difficult worldwide market conditions in its polyester fiber and PET resins businesses. Fiber profit margins are expected to be under pressure in 1996 due to lower sales and production volumes and resultant higher unit costs. PET resins profit margins are also expected to be under pressure due to increased competition and weakening European demand. The aforementioned PET resins expansion and acquisition of a PET resins operation in Europe are expected to benefit the Company strategically and financially in 1996 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash from operations of $35.6 million for the three months ended March 31, 1996 compared to $53.3 million for the three months ended March 31, 1995. The decrease in cash from operations was primarily the result of significantly lower net earnings and changes in working capital items.

    Net cash used in investing activities amounted to $25.9 million in 1996 compared to $24.3 million in 1995. Capital spending amounted to $30.4 million in 1996 compared to $25.3 million in 1995.

    Net cash provided by financing activities amounted to $1.4 million for 1996 and net cash used in financing activities amounted to $13.3 million for 1995. In 1996, there were net borrowings of long-term debt of $9.5 million compared to net repayments of $11.4 million in 1995. The bank line of credit, which is related to the aforementioned European PET resins acquisition, was repaid in full during the first quarter of 1996.

    The Company is currently engaged in a long-term capital investment program and estimates that capital expenditures could aggregate approximately $700 million over the next five years. The capital program includes construction of a new domestic production facility estimated to cost approximately $400 million and expected to be operational in phases beginning in late 1998. Internally generated funds, the current bank facility and other credit arrangements are expected to fund the construction.

    The Company's long-term capital investment program includes approximately $170 million in planned expenditures in 1996. The exact amount and timing of the capital spending is difficult to predict since certain projects may extend into 1997 or beyond depending upon equipment delivery and construction schedules. Significant 1996 capital expenditures include expansion of domestic PET resins production capacity and design and construction of the new production facility discussed in the preceding paragraph.

    The Company's financing agreements contain normal financial and restrictive covenants. The most restrictive indebtedness covenant related to those agreements permits a maximum leverage ratio of 55%, which would allow the Company to incur additional debt approximating $525 million at March 31, 1996. The Company's leverage ratio at March 31, 1996 was 29.9%. Under the most restrictive covenant, approximately $235 million of retained earnings at March 31, 1996 was not restricted as to the payment of dividends. The Company believes that the financial resources available to it, including $250 million available at March 31, 1996 under its $330 million revolving credit facility (the Facility), unused short-term uncommitted lines of credit aggregating $167.5 million and internally generated funds will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements.

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

    (b)  Reports on Form 8-K.

             The Company filed a Form 8-K dated February 28, 1996 for the purpose of filing an amendment to its Rights Agreement dated August 6, 1991. The amendment provides for modifications of the definitions of Acquiring Person and Distribution Date to raise from 15% to 20% the percentage of stock ownership needed to cause a Distribution Date to occur (as such capitalized terms are defined in the Rights Agreement).

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WELLMAN, INC.



Dated May 14, 1996                              By /s/ Keith R. Phillips
      -------------                             ------------------------
                                                Keith R. Phillips
                                                Vice President, Chief Financial
                                                Officer and Treasurer (Principal
                                                Financial Officer)





Dated May 14, 1996                              By /s/ Mark J. Rosenblum
      -------------                             ------------------------
                                                Mark J. Rosenblum
                                                Vice President, Controller
                                                (Principal Accounting Officer)