Form 10-Q
period 1996-06-30
WELLMAN INC
filed 1996-08-13
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

     As of August 5, 1996, there were 33,610,119 shares of the registrant's common stock, $.001 par value, issued and outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

        Condensed Consolidated Statements of Income -
             For the three and six months ended June 30, 1996 and 1995   3

        Condensed Consolidated Balance Sheets -
             June 30, 1996 and December 31, 1995 . . . . . . . . . . .   4

        Condensed Consolidated Statements of Stockholders' Equity. . .   5

        Condensed Consolidated Statements of Cash Flows -
             For the six months ended June 30, 1996 and 1995 . . . . .   6

        Notes to Condensed Consolidated Financial Statements . . . . .   7

   ITEM 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . 8 - 11

PART II - OTHER INFORMATION

   ITEM 4 - Submission of Matters to a Vote of Security Holders. . . .  12

   ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                         THREE MONTHS          SIX MONTHS
                                        ENDED JUNE 30,        ENDED JUNE 30,
                                        -------------         --------------
                                        1996      1995        1996      1995
                                       ------    ------      ------    ------
Net sales                             $283,850  $293,971    $584,851  $570,037

Cost of sales                          238,509   227,351     494,863   441,345
                                      --------  --------    --------  --------
Gross profit                            45,341    66,620      89,988   128,692

Selling, general and
 administrative expenses                22,739    23,407      44,696    45,908
                                      --------  --------    --------  --------

Operating income                        22,602    43,213      45,292    82,784

Interest expense, net                    3,064     2,876       7,002     5,775
Loss on sale of subsidiary                  --     5,500          --     5,500
                                      --------  --------    ---------  -------
Earnings before income taxes            19,538    34,837      38,290    71,509

Income taxes                             7,809    13,238      14,857    27,174
                                      --------  --------    --------  --------

Net earnings                          $ 11,729  $ 21,599    $ 23,433  $ 44,335
                                      ========  ========    ========  ========

Net earnings per common share         $   0.35  $   0.64    $   0.69  $   1.32
                                      ========  ========    ========  ========

Weighted average common shares          33,779    33,657      33,741    33,683
                                      ========  ========    ========  ========


            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                      June 30,    December 31,
                                                       1996           1995
                                                    ----------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                         $   15,616     $    3,893
   Accounts receivable, less allowance
     of $5,446 in 1996 and $5,335 in 1995               149,551        145,572
   Inventories                                          204,226        200,224
   Prepaid expenses and other current assets              1,633         14,614
                                                     ----------     ----------
      Total current assets                              371,026        364,303
Property, plant and equipment, at cost:
   Land, buildings and improvements                     129,592        127,555
   Machinery and equipment                              702,539        648,639
                                                     ----------     ----------
                                                        832,131        776,194
   Less accumulated depreciation                        271,191        248,638
                                                     ----------     ----------
      Property, plant and equipment, net                560,940        527,556
Cost in excess of net assets acquired, net              289,894        295,062
Other assets, net                                        21,374         23,752
                                                     ----------     ----------
                                                     $1,243,234     $1,210,673
                                                     ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $   85,568     $   89,104
   Accrued liabilities                                   39,086         50,368
   Line of credit with bank                                  --          6,216
   Current portion of long-term debt                        147            147
                                                     ----------     ----------
      Total current liabilities                         124,801        145,835
Long-term debt                                          304,614        272,867
Deferred income taxes and other liabilities             145,808        141,625
                                                     ----------     ----------
      Total liabilities                                 575,223        560,327
Stockholders' equity:
   Common stock, $.001 par value; 55,000,000
    shares authorized, 33,436,595 shares
    issued and outstanding in 1996,
    33,441,391 in 1995                                       33             33
   Class B common stock, $.001 par value;
     5,500,000 shares authorized                             --             --
   Paid-in capital                                      229,658        230,008
   Foreign currency translation adjustments               6,461          6,849
   Retained earnings                                    431,859        413,456
                                                     ----------     ----------
      Total stockholders' equity                        668,011        650,346
                                                     ----------     ----------
                                                     $1,243,234     $1,210,673
                                                     ==========     ==========

            See notes to condensed consolidated financial statements.

                                                WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (In thousands)


                                         COMMON STOCK                CURRENCY
                                        ---------------   PAID-IN   TRANSLATION   RETAINED
                                        SHARES   AMOUNT   CAPITAL   ADJUSTMENTS   EARNINGS     TOTAL
                                        ------   ------   -------   -----------   --------    --------
Balance at December 31, 1994            33,192     $ 33   $ 224,352   $  4,783   $ 348,405   $ 577,573
Net earnings                                                                        74,054      74,054
Cash dividends ($0.27 per share)                                                    (9,003)     (9,003)
Exercise of stock options                   90                  846                                846
Issuance of common stock to
   employee benefit plans                  158                4,190                              4,190
Issuance of restricted stock                 1                   34                                 34
Tax effect of exercise of stock
 options                                                        586                                586
Currency translation adjustments                                         2,066                   2,066
                                         ------    ----   ---------    -------   ---------   ----------
Balance at December 31, 1995             33,441      33     230,008      6,849     413,456     650,346
                                         ------    ----   ---------    -------   ---------   ----------

Net earnings                                                                        23,433      23,433
Cash dividends ($0.15 per share)                                                    (5,030)     (5,030)
Exercise of stock options                    45                 852                                852
Issuance of common stock to
 employee benefit plans                     121               2,670                              2,670
Tax effect of exercise of stock
 option                                                          83                                 83
Currency translation adjustments                                          (388)                   (388)
Purchase of treasury stock                 (170)             (3,955)                            (3,955)
                                         ------    ----    --------    --------   --------   ---------
Balance at June 30, 1996                 33,437    $ 33    $229,658    $  6,461   $431,859   $ 668,011
                                         ======    ====    ========    ========   ========   =========


                    See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (In thousands)

                                                         1996           1995
                                                        -----           ----
Cash flows from operating activities:
  Net earnings                                          $23,433        $44,335
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation                                        28,814         26,189
     Amortization                                         6,439          6,114
     Deferred income taxes                                4,348          5,506
     Common stock issued for stock plans                  2,670          2,757
     Changes in assets and liabilities                   (8,593)         8,035
                                                        -------        -------

  Net cash provided by operating activities              57,111         92,936
                                                        -------        -------
Cash flows from investing activities:
  Additions to property, plant and equipment            (67,186)       (45,810)
  Other investing activities                              4,645          1,239
                                                        -------        -------

  Net cash used in investing activities                 (62,541)       (44,571)
                                                        -------        -------
Cash flows from financing activities:
  Net borrowings (repayments) of long-term debt          31,747        (28,452)
  Net increase in line of credit with bank               (6,216)            --
  Dividends paid on common stock                         (5,030)        (4,324)
  Exercise of stock options                                 935            192
  Purchase of treasury stock                             (3,955)            --
                                                        -------        -------

  Net cash provided by (used in) financing
   activities                                            17,481        (32,584)
                                                        -------        -------
Effect of exchange rate changes on cash
  and cash equivalents                                     (328)           668
                                                        -------        -------

Increase in cash and cash equivalents                    11,723         16,449
Cash and cash equivalents at beginning of period          3,893         21,556
                                                        -------        -------

Cash and cash equivalents at end of period              $15,616        $38,005
                                                        =======        =======

Supplemental cash flow data:
  Cash paid (received)during the period for:
    Interest (net of amounts capitalized)               $ 7,080        $ 7,433
    Income taxes                                        $ 2,566        $19,920


            See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and six months ended
                       June 30, 1996 and 1995 is unaudited)
                                  (In thousands)


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

3.  INVENTORIES

        Inventories consist of the following:

                                           June 30,         December 31,
                                            1996                1995
                                         ---------          ----------
    Raw materials                        $  74,977           $  85,318
    Finished and semi-finished goods       115,012             101,435
    Supplies                                14,237              13,471
                                         ---------           ---------
                                         $ 204,226           $ 200,224
                                         =========           =========

4.  ENVIRONMENTAL MATTERS

        The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $11,000 and $28,000. In connection with these expenditures, the Company has accrued an amount at June 30, 1996 within this range representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $12,000 to $36,000 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

5.  STOCK REPURCHASE PROGRAM

        In June 1996, the Company announced its intention to repurchase up to
    2.5 million shares of the Company's common stock in the open market. As of June 30, 1996, 170,000 shares had been repurchased.

                                 WELLMAN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

    Net sales for the three months ended June 30, 1996 decreased 3.4% to $283.9 million from $294.0 million for the three months ended June 30, 1995. Sales for the Fibers Group declined to $114.7 million in the 1996 period from $127.7 million in the 1995 period due to lower polyester fiber selling prices and sales volumes, reflecting weak textile demand. A recent improvement in textile demand (see Outlook) enabled the Company in June 1996 to restart a production line at its polyester fiber plant in Darlington, SC, representing approximately 7% of the Company's total worldwide fiber capacity, which had been curtailed since the fourth quarter of 1995. Sales for the Recycled Products Group (RPG) decreased to $93.6 million in the 1996 period from $132.0 million in the year-ago period primarily due to lower selling prices and sales volumes in the domestic and European recycled fiber operations and the disposition of certain businesses which had sales in the second quarter of 1995 of $15.8 million. Sales for the Packaging Products Group (PPG) increased to $75.5 million in 1996 from $34.3 million in 1995 due to higher sales volumes resulting from the mid-1995 expansion of domestic PET resins capacity and the December 31, 1995 acquisition of a Netherlands-based PET resins business. Domestic and European PET resin selling prices have declined significantly since year end 1995, while domestic volumes have remained stable and European volumes were lower than expected.

    Gross profit for the three months ended June 30, 1996 amounted to $45.3 million versus $66.6 million for the comparable 1995 period. The gross profit margin for the 1996 period was 16.0% compared to 22.7% in the 1995 period.
Gross profit for the Fibers Group decreased in the 1996 period compared to the 1995 period due to lower polyester fiber selling prices and sales volumes.
Gross profit for the RPG also decreased in the 1996 period versus the 1995 period primarily due to reduced profit at the European recycled fibers operation stemming from significantly lower selling prices and sales volumes. Gross profit for the PPG increased in the 1996 period compared to last year due to higher sales volumes primarily resulting from the aforementioned domestic PET resins expansion.

    Selling, general and administrative expenses amounted to $22.7 million, or 8.0% of sales, for 1996 compared to $23.4 million, or 8.0% of sales, for 1995.

    As a result of the foregoing, operating income was $22.6 million for the second quarter of 1996 versus $43.2 million for the second quarter of 1995.

    Net interest expense was $3.1 million in 1996 compared to $2.9 million in 1995. Interest expense increased due to an increase in outstanding borrowings and a decrease in interest income, which was partially offset by a slight decrease in interest rates.

    The effective income tax rate was 40.0% in the second quarter of 1996 versus 38.0% in the comparable 1995 period, primarily reflecting lower overall earnings and the negative impact of lower earnings in Ireland. The Irish tax rate for manufacturing operations is significantly lower than the U.S. statutory rate.

    As a result of the foregoing, net earnings in the three months ended June 30, 1996 were $11.7 million, or $0.35 per share, compared to $21.6 million, or $0.64 per share, for the three months ended June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

    Net sales for the six months ended June 30, 1996 increased approximately 2.6% to $584.9 million from $570.0 million for the six months ended June 30, 1995. Sales for the Fibers Group decreased to $228.3 million in the 1996 period from $251.8 million in the 1995 period due to lower polyester fiber sales volumes and selling prices, reflecting weak textile demand. Recent improvements in textile demand (see Outlook) enabled the Company in June 1996 to restart a production line at its polyester fiber plant in Darlington, SC, which had been curtailed since the fourth quarter of 1995. Sales for the RPG decreased to $200.5 million in the first half of 1996 from $261.0 million in the first half of 1995 due to lower sales volumes and selling prices for the domestic and European recycled fiber operations and the disposition of certain businesses which had sales in the first half of 1995 of $30.4 million. Sales for the PPG increased to $156.1 million in the first six months of 1996 from $57.3 million in the year-ago period due to higher sales volumes resulting from the mid-1995 expansion of domestic PET resins capacity and the acquisition of a Netherlands-based PET resins business. Domestic and European PET resin selling prices have declined significantly since year end 1995, while domestic volumes have remained stable and European volumes were lower than expected.

    Gross profit for the six months ended June 30, 1996 was $90.0 million compared to $128.7 million for the 1995 period. The gross profit margin for the 1996 period was 15.4% compared to 22.6% in the year-ago period. Gross profit for the Fibers Group decreased in the first six months of 1996 versus last year due to increased chemical raw material costs and lower polyester fiber sales volumes and selling prices. Gross profit for the RPG declined in the first half of 1996 primarily due to increased waste raw material costs, significantly lower selling prices and sales volumes in the European recycled fibers business and the elimination of gross profit from divested businesses. Gross profit for the PPG increased in the first half of 1996 compared to the year-ago period primarily due to higher sales volumes resulting from the aforementioned domestic PET resins expansion.

    Selling, general and administrative expenses amounted to $44.7 million, or 7.6% of sales, for the 1996 period compared to $45.9 million, or 8.1% of sales, for the 1995 period.

    As a result of the foregoing, operating income was $45.3 million for the first six months of 1996 versus $82.8 million for the comparable 1995 period.

    Net interest expense was $7.0 million for the first six months of 1996 compared to $5.8 million for the first six months of 1995. Interest expense increased due to an increase in outstanding borrowings and a decrease in interest income, which was partially offset by a decrease in interest rates.

    The effective income tax rate was 38.8% in the first six months of 1996 versus 38.0% in the comparable 1995 period, primarily reflecting lower overall earnings and the negative impact of lower earnings in Ireland. The Irish tax rate for manufacturing operations is significantly lower than the U.S. statutory rate.

    As a result of the foregoing, net earnings for the six months ended June 30, 1996 were $23.4 million, or $0.69 per share, compared to $44.3 million, or $1.32 per share, for the six months ended June 30, 1995.

OUTLOOK

    The Fibers Group has recently begun to experience improved market conditions stemming from stronger textile demand, lower inventories throughout the textile pipeline, and lower chemical raw material costs. This improvement enabled the

Company in June 1996 to restart a fiber production line, which had been curtailed since the fourth quarter of 1995. Although the Fibers Group expects improved sales volumes in the second half of 1996, profits are expected to be affected by the relationship between selling prices and chemical raw material costs.

    Improvement in market conditions for the recycled fiber operations is lagging the textile market. In Europe, continued selling price pressure and weak demand, along with seasonal vacation shutdowns during the third quarter, are expected to negatively affect the profitability of the recycled fiber business during the second half of 1996. Approximately 50% of the workforce at the European recycled fibers operation went on strike in mid-July 1996. Although negotiations are continuing, a protracted strike will have an adverse impact on the recycled fiber operations' 1996 profits.

    Domestic PET resin demand is expected to remain stable during the second half of 1996, although selling price declines may continue, principally due to expected chemical raw material cost declines. A previously-announced, 200 million pounds per year PET resin capacity expansion at the Company's Darlington, SC plant is expected to be completed by year end 1996.

    The European PET resins business, acquired on December 31, 1995, experienced significant selling price declines and lower-than-expected sales volume during the first half of 1996, primarily due to weak demand stemming from slower economic growth, poor spring weather and high customer inventories. Although the European PET resins business expects improved sales volumes in the second half of 1996, profits are expected to be affected by the relationship between selling prices and chemical raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash from operations of $57.1 million for the six months ended June 30, 1996 compared to $92.9 million for the six months ended June 30, 1995. The decrease in cash from operations was primarily the result of significantly lower net earnings.

    Net cash used in investing activities totaled $62.5 million in 1996 compared to $44.6 million in 1995. This was primarily the result of additions to property, plant and equipment which totaled $67.2 million in 1996 compared to $45.8 million in 1995.

    Net cash provided by financing activities totaled $17.5 million for 1996. In 1995, net cash used in financing activities totaled $32.6 million. Net borrowings of long-term debt totaled $31.7 million in 1996 compared to repayments of $28.5 million in 1995. In addition, the Company's purchase of treasury stock in 1996 totaled $4.0 million.

    The Company is currently engaged in a long-term capital investment program and estimates that capital expenditures could aggregate approximately $600 million over the five year period from 1996 through 2000. The capital program includes a domestic PET resins capacity expansion expected to be completed in the fourth quarter of 1996 and construction of a new domestic polyester production facility expected to cost approximately $400 million and to be operational in phases beginning in late 1998. Internally generated funds, the current bank facility and other credit arrangements are expected to fund the construction.

    The Company's long-term capital investment program includes approximately $140 million in planned expenditures in 1996. The exact amount and timing of the capital spending is difficult to predict since certain projects may extend into 1997 or beyond depending upon equipment delivery and construction schedules. Significant 1996 capital expenditures include the aforementioned expansion of domestic PET resins production capacity and design and construction of the new domestic polyester production facility.

    The Company initiated a plan during the second quarter of 1996 to repurchase up to 2.5 million shares of its common stock in the open market. At June 30, 1996, 170,000 shares had been repurchased. The stock will be purchased from available cash and short-term borrowings.

    The Company's financing agreements contain normal financial and restrictive covenants. The Company believes that the financial resources available to it, including $218 million available at June 30, 1996 under its $330 million revolving credit facility, unused short-term uncommitted lines of credit aggregating $108.0 million, and internally generated funds will be sufficient to meet its foreseeable working capital, capital expenditures, stock repurchases and dividend payment requirements.

FORWARD LOOKING STATEMENTS

    Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause actual results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, demand and competition for polyester fiber and PET resins, availability and cost of raw materials, U.S. and global economic conditions, prices of competing products, such as cotton and aluminum, and the Company's ability to complete expansions and other capital projects on time and budget and to maintain the operations of its existing production facilities. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Stockholders was held on May 21, 1996.

    (b) Not applicable.

    (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

        1. The nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

                                                  Against/
             Name                     For         Withheld
             ----                     ---         --------

         Thomas M. Duff             26,846,806     384,363

         Clifford J. Christenson    26,846,206     384,963

         James B. Baker             26,846,716     384,453

         C. William Beckwith        26,845,306     385,863

         Peter H. Conze             26,842,118     389,051

         Allan R. Dragone           26,844,363     386,806

         Richard F. Heitmiller      26,845,806     385,363

         Jonathan M. Nelson         26,845,966     385,203

         James E. Rogers            26,846,066     385,103

         Raymond C. Tower           26,842,918     388,251

         Roger A. Vandenberg        26,845,906     385,263

             As a result, all of the above nominees were elected to the Board.

        2. The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit the Company's books and accounts for the fiscal year ending December 31, 1996 received the following votes: 27,009,916 votes cast for, 106,544 votes cast against, 24,709 abstentions and no broker non-votes. As a result, the Board's selection of Ernst & Young LLP was approved.

        3. The stockholder proposal to request the Board of Directors to redeem the shareholder rights issued on August 6, 1991 unless the issue is approved by the majority of stockholders received the following votes: 12,140,667 votes cast for, 10,366,305 votes votes cast against, 323,173 abstentions and 4,401,024 broker non-votes. As a result, the stockholder proposal was defeated.

    (d) Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

        4(a) Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

        10(a) Employment Agreement date as of May 21, 1996 between the Company and John R. Hobson.

        27    Financial Data Schedule.

    (b)  Reports on Form 8-K.

              None.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WELLMAN, INC.



Dated August 13, 1996                           By /s/ Keith R. Phillips
      -------------                             ------------------------
                                                Keith R. Phillips
                                                Vice President, Chief Financial
                                                Officer and Treasurer (Principal
                                                Financial Officer)





Dated August 13, 1996                           By /s/ Mark J. Rosenblum
      -------------                             ------------------------
                                                Mark J. Rosenblum
                                                Chief Accounting Officer,
                                                Controller and Vice President
                                                (Principal Accounting Officer)