Form 10-Q
period 1996-09-30
WELLMAN INC
filed 1996-11-12
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

     As of November 4, 1996, there were 31,179,969 shares of the registrant's common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

        Condensed Consolidated Statements of Income -
         For the three and nine months ended September 30, 1996 and 1995   3

        Condensed Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995 . . . . . . . . . . .    4

        Condensed Consolidated Statements of Stockholders' Equity . . .    5

        Condensed Consolidated Statements of Cash Flows -
         For the nine months ended September 30, 1996 and 1995. . . . .    6

        Notes to Condensed Consolidated Financial Statements. . . . . .7 - 8

   ITEM 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . 9 - 14

PART II - OTHER INFORMATION

   ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . .     15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                     THREE MONTHS            NINE MONTHS
                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                  ------------------      ------------------
                                    1996       1995         1996      1995
                                   ------     ------       ------    ------
Net sales                        $265,383    $274,586     $850,233  $844,623

Cost of sales                     236,302     216,827      731,164   658,172
                                 --------    --------     --------  --------
Gross profit                       29,081      57,759      119,069   186,451

Selling, general and
 administrative expenses           22,187      22,050       66,883    67,958
                                 --------    --------     --------  --------

Operating income                    6,894      35,709       52,186   118,493

Interest expense, net               3,791       2,687       10,793     8,462
Loss on sale of subsidiary           ---         ---          ---      5,500
                                 --------    --------     --------  --------
Earnings before income taxes        3,103      33,022       41,393   104,531

Income taxes                        5,933      11,888       20,790    39,062
                                 --------    --------     --------  --------

Net (loss) earnings              $ (2,830)   $ 21,134     $ 20,603  $ 65,469
                                 ========    ========     ========  ========

Net (loss) earnings per
 common share                    $  (0.09)   $   0.63     $   0.62  $   1.94
                                 ========    ========     ========  ========

Weighted average common shares     32,354      33,680       33,275    33,700
                                 ========    ========     ========  ========


            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                 September 30,    December 31,
                                                     1996            1995
                                                  ----------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                      $   19,708       $    3,893
   Accounts receivable, less allowance
     of $5,754 in 1996 and $5,335 in 1995            129,082          145,572
   Inventories                                       176,040          200,224
   Prepaid expenses and other current assets           1,792           14,614
                                                    --------       ----------
      Total current assets                           326,622          364,303
Property, plant and equipment, at cost:
   Land, buildings and improvements                  116,366          111,700
   Machinery and equipment                           735,402          664,494
                                                  ----------       ----------
                                                     851,768          776,194
   Less accumulated depreciation                     282,999          248,638
                                                  ----------       ----------
      Property, plant and equipment, net             568,769          527,556
Cost in excess of net assets acquired, net           287,849          295,062
Other assets, net                                     24,626           23,752
                                                  ----------       ----------
                                                  $1,207,866       $1,210,673
                                                  ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $   53,981       $   89,104
   Accrued liabilities                                48,565           50,368
   Line of credit with bank                              --             6,216
   Current portion of long-term debt                     147              147
                                                  ----------       ----------
      Total current liabilities                      102,693          145,835
Long-term debt                                       328,740          272,867
Deferred income taxes and other liabilities          147,418          141,625
                                                  ----------       ----------
      Total liabilities                              578,851          560,327
Stockholders' equity:
   Common stock, $.001 par value; 55,000,000
    shares authorized, 33,609,440 shares
    issued at September 30, 1996,
    33,441,391 at December 31, 1995                       34               33
   Class B common stock, $.001 par value;
     5,500,000 shares authorized                          --               --
   Paid-in capital                                   233,643          230,008
   Foreign currency translation adjustments            7,261            6,849
   Retained earnings                                 426,466          413,456
                                                  ----------       ----------
                                                     667,404          650,346
   Less common stock in treasury at cost:
     1,870,150 shares at September 30, 1996           38,389             ---
                                                  ----------       ----------
       Total stockholders' equity                    629,015          650,346
                                                  ----------       ----------
                                                  $1,207,866       $1,210,673
                                                  ==========       ==========

            See notes to condensed consolidated financial statements.

                                                WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (In thousands)


                                 COMMON STOCK
                                    ISSUED                   CURRENCY
                                ---------------   PAID-IN   TRANSLATION   RETAINED   TREASURY
                                SHARES   AMOUNT   CAPITAL   ADJUSTMENTS   EARNINGS     STOCK    TOTAL
                                ------   ------   -------   -----------   --------     -----   --------
Balance at December 31, 1994    33,192     $ 33   $ 224,352    $ 4,783   $ 348,405   $  ---   $ 577,573
Net earnings                                                                74,054               74,054
Cash dividends ($0.27 per share)                                            (9,003)              (9,003)
Exercise of stock options           90                  846                                         846
Issuance of common stock to
   employee benefit plans          158                4,190                                       4,190
Issuance of restricted stock         1                   34                                          34
Tax effect of exercise of stock
 options                                                586                                         586
Currency translation adjustments                                 2,066                            2,066
                                ------     ----   ---------    -------   ---------            ---------
Balance at December 31, 1995    33,441       33     230,008      6,849     413,456              650,346
                                ------     ----   ---------    -------   ---------            ---------

Net earnings                                                                20,603               20,603
Cash dividends ($0.23 per share)                                            (7,593)              (7,593)
Exercise of stock options           46                  857                                         857
Issuance of common stock to
 employee benefit plans            122        1       2,695                                       2,696
Tax effect of exercise of stock
 option                                                  83                                          83
Currency translation adjustments                                   412                              412
Purchase of treasury stock                                                          (38,389)    (38,389)
                                ------     ----    --------    --------   --------  -------   ---------
Balance at September 30, 1996   33,609     $ 34   $ 233,643    $ 7,261   $ 426,466 $(38,389)  $ 629,015
                                ======     ====    ========    ========   ========  =======   =========


                    See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (In thousands)

                                                          1996          1995
                                                         -----          ----
Cash flows from operating activities:
  Net earnings                                          $20,603       $65,469
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation                                        43,202        39,906
     Amortization                                         9,958         9,080
     Deferred income taxes                                5,627         7,539
     Common stock issued for stock plans                  2,669         3,657
     Loss on sale of subsidiary                             --          5,500
     Changes in assets and liabilities                   14,467       (29,891)
                                                        -------       -------

  Net cash provided by operating activities              96,526       101,260
                                                        -------       -------
Cash flows from investing activities:
  Additions to property, plant and equipment            (90,112)      (72,411)
  Other investing activities                              4,850        17,683
                                                        -------       -------

  Net cash used in investing activities                 (85,262)      (54,728)
                                                        -------       -------
Cash flows from financing activities:
  Net borrowings (repayments) of long-term debt          55,999       (32,464)
  Net decrease in line of credit with bank               (6,216)           --
  Dividends paid on common stock                         (7,593)       (6,659)
  Exercise of stock options                                 883           520
  Purchase of treasury stock                            (38,389)           --
                                                        -------       -------

  Net cash provided by (used in) financing
   activities                                             4,684       (38,603)
                                                        -------       -------
Effect of exchange rate changes on cash
  and cash equivalents                                     (133)          209
                                                        -------       -------

Increase in cash and cash equivalents                    15,815         8,138
Cash and cash equivalents at beginning of period          3,893        21,556
                                                        -------       -------

Cash and cash equivalents at end of period              $19,708       $29,694
                                                        =======       =======

Supplemental cash flow data:
  Cash paid during the period for:
    Interest (net of amounts capitalized)               $ 8,857       $ 8,970
    Income taxes                                        $ 8,238       $28,341


            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and nine months ended
                   September 30, 1996 and 1995 is unaudited)
                                  (In thousands)

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

3.  INVENTORIES

        Inventories consist of the following:

                                        September 30,       December 31,
                                            1996                1995
                                         ---------          ----------
    Raw materials                        $  77,369           $  85,318
    Finished and semi-finished goods        84,348             101,435
    Supplies                                14,323              13,471
                                         ---------           ---------
                                         $ 176,040           $ 200,224
                                         =========           =========

4.  ENVIRONMENTAL MATTERS

        The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $13,700 and $24,000. In connection with these expenditures, the Company has accrued an amount at September 30, 1996 within this range representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $10,000 to $34,000 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

5.  STOCK REPURCHASE PROGRAM

        In June 1996, the Company announced its intention to repurchase up to
    2.5 million shares of the Company's common stock in the open market. As of September 30, 1996, 1,870,150 shares had been repurchased.

                                 WELLMAN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The primary business of Wellman, Inc. is the manufacture and marketing of high-quality polyester products, including Fortrel brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear brand PET (polyethylene terephthalate) packaging resin. Wellman has annual capacity to manufacture approximately 1.1 billion pounds of fiber and over 500 million pounds of resin worldwide at five major production facilities in the United States and Europe. Wellman is also the world's largest plastics recycler, utilizing a significant amount of recycled raw materials in its manufacturing operations.

    The Fibers Group produces Fortrel textile fibers, which represent approximately 60% of the Company's fiber production. These fibers are used in apparel and home furnishings and produced from two chemical raw materials, purified terephthalic acid (PTA) and ethylene glycol (EG), which are purchased on the open market. The other 40% of fiber production, primarily fiberfill and carpet fibers, is manufactured by the Recycled Products Group from recycled raw materials, including postconsumer PET soft drink bottles and producer fiber, resin and film wastes. The Company's PET resins, produced by the Packaging Products Group from PTA and EG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

    The Company's markets are highly competitive. It competes in these markets primarily on the basis of product quality, customer service and price. It believes it is the second-largest polyester staple producer in the United States and the fourth-largest PET resin producer in North America. Several of the Company's competitors are substantially larger than the Company and have substantially greater economic resources.

    Demand for polyester fiber historically has been cyclical, as it is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports, all of which are driven by general economic conditions. Global PET resin demand continues to grow, driven by new product applications for PET and conversion from other packaging materials to PET.

    Several factors significantly affect the Company's profitability: raw material margins, or the difference or spread between product selling prices and raw material costs; supply and demand for its products; the prices of competing materials, such as cotton and aluminum, which can affect demand for its products; and economic and market conditions in the U.S. and other regions of the world. Prices of PTA and EG are a primary determinant of polyester fiber and PET resin selling prices. Changes in PTA and EG prices are driven by worldwide supply and demand.

    Raw material margins for the chemical-based fiber and PET resin businesses have generally been influenced by supply and demand factors. Both fiber and resin margins experience short-term increases or decreases due to timing of price changes and market conditions.

    Raw material margins for the recycled fiber operation tend to be more variable than those for the chemical-based businesses, primarily because recycled raw material costs do not cause changes in fiber prices. Recycled raw material costs are primarily dependent upon supply and demand for waste materials.

    The Company's sales are neither materially dependent upon a single customer nor seasonal in nature. However, fiber sales in the second half of the year can be affected by changes in the traditional vacation periods of its customers. Demand, prices and raw material costs for both products may also be affected by global economic conditions, supply and demand balances, and export activity. In this regard, the Far East remains the most influential region.

    By the year 2000, the Company plans to substantially increase its polyester fiber and PET resin production capacity through the expansion of existing facilities over the next few years and construction of a new, state-of-the-art production facility in Mississippi in 1999. Most of the expansion will be in PET resin capacity. As a result, the Company's production mix is expected to be approximately 50% fibers and 50% PET resins.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

    Net sales for the three months ended September 30, 1996 decreased 3.4% to $265.4 million from $274.6 million for the three months ended September 30, 1995. Sales for the Fibers Group declined to $117.5 million in the 1996 period from $121.0 million in the 1995 period due to lower polyester fiber selling prices which more than offset improved fiber demand. Sales for the Recycled Products Group (RPG) decreased to $76.3 million in the 1996 period from $104.1 million in the year-ago period primarily due to a 12-week strike at the European recycled fibers operation, which kept the facility closed from mid-July 1996 through the end of the period. In addition, the decline in the RPG's sales was a result of continued worldwide polyester fiber selling price declines and the disposition of certain businesses which had sales in the third quarter of 1995 of $10.9 million. Sales for the Packaging Products Group (PPG) increased to $71.7 million in 1996 from $49.4 million in 1995 due to the December 31, 1995 acquisition of a Netherlands-based PET resins business and increased domestic sales volume. Domestic and European PET resin selling prices have declined significantly since year-end 1995.

    Gross profit for the three months ended September 30, 1996 amounted to $29.1 million versus $57.8 million for the comparable 1995 period. The gross profit margin for the 1996 period was 11.0% compared to 21.0% in the 1995 period. Gross profit for the Fibers Group decreased in the 1996 period compared to the 1995 period due to lower polyester fiber selling prices which more than offset lower chemical raw material costs. Gross profit for the RPG also decreased in the 1996 period versus 1995 primarily due to reduced profit at the European recycled fibers operation stemming from weak business conditions compounded by the strike. This more than offset increased profits for the domestic recycled fibers business as a result of lower raw material costs. Gross profit for the PPG decreased significantly in the 1996 period compared to the same period in the prior year due to large declines in PET resins selling prices without corresponding declines in raw material costs. The 1996 gross profit was also negatively impacted by the inventory charge described below.

    Selling, general and administrative expenses amounted to $22.2 million, or 8.4% of sales, for 1996 compared to $22.1 million, or 8.0% of sales, for 1995.

    As a result of the foregoing and the unusual charges described below, operating income was $6.9 million for the third quarter of 1996 versus $35.7 million for the third quarter of 1995.

    Net interest expense was $3.8 million in 1996 compared to $2.7 million in 1995. Interest expense increased due to an increase in outstanding borrowings and a decrease in interest income.

    The effective income tax rate was 191.2% in the third quarter of 1996 versus 36.0% in the comparable 1995 period. See paragraph below regarding unusual charges for explanation of tax rate increase.

    The Company incurred unusual inventory and tax expenses in the third quarter of 1996. As a result of recent, large declines in raw material costs, the Company recorded a charge of approximately $7.0 million to establish an inventory reserve, which lowered third quarter 1996 gross profit. The Company also provided for an additional $4.4 million in income taxes to reflect a higher than expected tax rate for the year. This resulted from lower projected pretax earnings, a significant portion of which were at the European recycled fiber operation, which is subject to significantly lower tax rates than the U.S. operations, and the European PET resin operation, which incurred a pretax loss which has no tax benefit.

    As a result of the foregoing, the Company reported a net loss for the three months ended September 30, 1996 of $2.8 million, or $0.09 per share, compared to net earnings of $21.1 million, or $0.63 per share, for the three months ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

    Net sales for the nine months ended September 30, 1996 increased slightly to $850.2 million from $844.6 million for the nine months ended September 30, 1995. Sales for the Fibers Group decreased to $345.8 million in the 1996 period from $372.8 million in the 1995 period due to lower polyester fiber selling prices. Sales for the RPG decreased to $276.7 million in the first nine months of 1996 from $365.1 million in the first nine months of 1995 due to the 12-week strike at the European recycled fibers operation, which kept the facility closed from mid-July 1996 through the end of the period. In addition, the decline in the RPG's sales was a result of decreased polyester fiber selling prices for the domestic and European recycled fiber operations and the disposition of certain businesses which had sales in the first nine months of 1995 of $41.2 million. Sales for the PPG increased to $227.8 million in the first nine months of 1996 from $106.7 million in the year-ago period due to higher sales volumes resulting from the mid-1995 expansion of domestic PET resins capacity and the December 31, 1995 acquisition of a Netherlands-based PET resins business. Domestic and European PET resin selling prices have declined significantly since year-end 1995.

    Gross profit for the nine months ended September 30, 1996 was $119.1 million compared to $186.5 million for the 1995 period. The gross profit margin for the 1996 period was 14.0% compared to 22.1% in the year-ago period. Gross profit for the Fibers Group decreased in the first nine months of 1996 versus 1995 due to significantly lower polyester fiber selling prices and slightly higher production costs associated with weak textile demand in the first half of the year. Gross profit for the RPG also decreased in the first nine months of 1996 primarily due to reduced profit at the European recycled fibers operation stemming from weak business conditions compounded by the strike, and the discontinuance of gross profit from divested businesses. Despite higher sales volumes resulting from the aforementioned domestic
PET resins expansion and the acquisition of a Netherlands-based PET resins business, gross profit for the PPG was flat in the first nine months of 1996 compared to the year-ago period as profits were eroded by declining PET resins selling prices. The 1996 gross profit was also negatively impacted by the inventory charge described below.

    Selling, general and administrative expenses amounted to $66.9 million, or 7.9% of sales, for the 1996 period compared to $68.0 million, or 8.1% of sales, for the 1995 period.

    As a result of the foregoing and the unusual charges described below, operating income was $52.2 million for the first nine months of 1996 versus $118.5 million for the comparable 1995 period.

    Net interest expense was $10.8 million for the first nine months of 1996 compared to $8.5 million for the first nine months of 1995. Interest expense increased due to an increase in outstanding borrowings and a decrease in interest income.

    The effective income tax rate was 50.2% in the first nine months of 1996 versus 37.4% in the comparable 1995 period. See paragraph below regarding unusual charges for explanation of tax rate increase.

    The Company incurred unusual inventory and tax expenses in the third quarter of 1996. As a result of recent, large declines in raw material costs, the Company recorded a charge of approximately $7.0 million to establish an inventory reserve, which lowered third quarter and nine months 1996 gross profit. The Company also experienced a higher than expected tax rate for the year. This resulted from lower projected pretax earnings, a significant portion of which were at the European recycled fiber operation, which is subject to significantly lower tax rates than the U.S. operations, and the European PET resin operation, which incurred a pretax loss which has no tax benefit.

    As a result of the foregoing, net earnings for the nine months ended September 30, 1996 were $20.6 million, or $0.62 per share, compared to $65.5 million, or $1.94 per share, for the nine months ended September 30, 1995.

OUTLOOK

    Traditional seasonal demand weakness, as well as continued downward pressure on selling prices, is expected to affect the domestic fiber business
in the fourth quarter.   The European fiber market remains weak, with continued
pressure on selling prices. The Company's Irish fiber operation is expected to benefit from the restart of production due to the end of its recent strike.

    PET resin profits have deteriorated primarily due to significant declines in selling prices, reflecting competitive pressures, without corresponding declines in raw material costs. Such conditions are expected to continue. A previously-announced, 200 million pounds per year PET resin capacity expansion at the Company's Darlington, SC plant is expected to be completed in the first quarter of 1997. The Company remains committed to its growth strategy, including the aforementioned domestic resins expansion and the construction of a new facility located in Mississippi (see below).

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash from operations of $96.5 million for the nine months ended September 30, 1996 compared to $101.3 million for the nine months ended September 30, 1995. The decrease in cash from operations was primarily the result of significantly lower net earnings.

    Net cash used in investing activities totaled $85.3 million in 1996 compared to $54.7 million in 1995. This increase was primarily the result of additions to property, plant and equipment, due to the Company's long-term capital investment program (see below), which totaled $90.1 million in 1996 compared to $72.4 million in 1995.

    Net cash provided by financing activities totaled $4.7 million for 1996. In 1995, net cash used in financing activities totaled $38.6 million. Net borrowings of long-term debt and bank line of credit totaled $49.8 million in 1996 compared to repayments of $32.5 million in 1995. In addition, the Company initiated the purchase of treasury stock in 1996 totaling $38.4 million at September 30, 1996.

    The Company is currently engaged in a long-term capital investment program to expand the capacity of its business and estimates that capital expenditures could aggregate approximately $500 million over the five-year period from 1996 through 2000. The capital program includes a domestic PET resins capacity expansion expected to be completed in the first quarter of 1997 and construction of a new domestic polyester production facility expected to cost approximately $400 million and to be operational in phases beginning in late 1998. Internally generated funds, the current bank facility described below, and other credit arrangements are expected to fund the construction.

    The Company's long-term capital investment program includes approximately $120 million in planned expenditures in 1996. The exact amount and timing of the capital spending is difficult to predict since certain projects may extend into 1997 or beyond depending upon equipment delivery and construction schedules. Significant 1996 capital expenditures include the aforementioned expansion of domestic PET resins production capacity and design and construction of the new domestic polyester production facility.

    The Company initiated a plan during the second quarter of 1996 to repurchase up to 2.5 million shares of its common stock in the open market. At September 30, 1996, 1,870,150 shares had been repurchased. The stock purchases are being financed from available cash and borrowings.

    The Company's financing agreements contain normal financial and restrictive covenants. The Company believes that the financial resources available to it, including $235.0 million available at September 30, 1996 under its $330 million revolving credit facility, unused short-term uncommitted lines of credit aggregating $116.1 million, internally generated funds, and other credit arrangements will be sufficient to meet its foreseeable working capital, capital expenditures, stock repurchases and dividend payment requirements.

    The Company has entered into forward interest rate swaps to reduce (hedge) the impact of interest rate changes for variable rate borrowings associated with planned capital expenditures over the next five years. The agreements include an aggregate notional amount of $200 million at September 30, 1996, forward starting dates ranging from June 1997 to May 1998 and maturity dates of at least 5 years thereafter. The Company will pay fixed rates of interest ranging from 6.10% to 6.20%. At September 30, 1996, the Company estimates it would have had a $2.8 million aggregate benefit if it had terminated these agreements.

    In conjunction with the aforementioned European acquisition, the Company entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $56.7 million at September 30, 1996 in order to reduce the related impact of foreign currency translation adjustments. The Company has designated these contracts as a hedge of a net investment in a foreign entity. The Company intends to renew these contracts on a continuous basis. At September 30, 1996, the fair value of the contracts (determined through readily available dealer quotes) approximated their carrying amount.

    The Company utilizes forward foreign currency contracts to hedge certain of its accounts receivable, accounts payable, and firm purchase commitments denominated in other foreign currencies. At September 30, 1996, the Company estimates it would have had to pay approximately $1 million to terminate these agreements.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

        27    Financial Data Schedule.

    (b)  Reports on Form 8-K.

              None.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              WELLMAN, INC.



Dated November 12, 1996                       By /s/ Keith R. Phillips
     -----------------                        ------------------------
                                              Keith R. Phillips
                                              Vice President, Chief Financial
                                              Officer and Treasurer (Principal
                                              Financial Officer)





Dated November 12, 1996                       By /s/ Mark J. Rosenblum
      ---------------                         ------------------------
                                              Mark J. Rosenblum
                                              Chief Accounting Officer,
                                              Controller and Vice President
                                              (Principal Accounting Officer)























                                        16
??