Form 10-K
period 1996-12-31
WELLMAN INC
filed 1997-03-25
CIK 812708

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                    FORM 10-K
(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1996

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission file number 0-15899

                                    WELLMAN, INC.
-----------------------------------------------------------------------------
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

Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   -------   ------
   Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed on the basis of $16.75 per share (the closing price of such stock on March 17, 1997 on the New York Stock Exchange): $514,321,932.

   The number of shares of the registrant's Common Stock, $.001 par value, and Class B Common Stock, $.001 par value, outstanding as of March 17, 1997 was 31,113,143 and -0-, respectively.

                        DOCUMENTS INCORPORATED BY REFERENCE
   1. Proxy Statement for the 1997 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30,
1997) is incorporated by reference in Part III hereof.

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

RECENT DEVELOPMENTS
-------------------
   On February 20, 1996, the Company's Board of Directors approved plans to construct a new PET packaging resin and polyester fiber production facility in the state of Mississippi. The facility, budgeted to cost $400 million and expected to commence operation in phases beginning in late 1998, is designed to provide an additional 700 million pounds of annual production capacity. See "Capital Investment Program" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" and "-Liquidity and Capital Resources."

   During the third quarter of 1996, Wellman experienced a labor dispute with approximately 260 out of 490 workers at its fiber production facility in Mullagh, Republic of Ireland, which led to the closure of operations at the facility for 12 weeks. Production was restarted in early October 1996. The striking workers left their jobs in mid-July 1996 to protest work practice changes at the facility implemented in early June 1996. The plant is operating under what are essentially the Company's original staffing and work practice proposals. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   On December 31, 1995, the Company acquired a PET packaging resins business located in the Netherlands from Akzo Nobel B.V. See note 2 to the consolidated financial statements.

   The polyester bonded batting and needle-punched fabric operations located in Charlotte, NC and Commerce, CA were sold during the first quarter of 1996.

PRODUCTS AND MARKETS
--------------------
   The Company's operating structure is organized in three product groups: the Fibers Group, which is composed of the chemical-based polyester textile fiber manufacturing operations; the Recycled Products Group (RPG), primarily consisting of polyester fiber manufacturing operations in the United States and Europe and their related recycling operations which procure and process waste raw materials, as well as the nylon engineering resins and wool businesses; and the Packaging Products Group (PPG), which includes the PET packaging resins businesses in the United States and Europe, and the PET sheet and thermoformed packaging products business.

   The following table presents the combined net sales (in millions) and percentage of net sales of the Company by product group for the periods indicated. In the table, intercompany transactions have been eliminated and historical exchange rates have been applied to the data.

                             1996              1995               1994
                        --------------     --------------      --------------
                         Net      % of      Net      % of       Net     % of
                        Sales     Total    Sales    Total      Sales    Total
                        -----     -----    -----    -----     ------    -----
Fibers Grp            $ 450.6     41.0%  $ 483.9     43.6%   $426.8    45.6%
RPG                     369.3     33.6     473.0     42.6     427.9    45.7
PPG                     278.9     25.4     152.5     13.8      81.4     8.7
                      -------    -----   -------    ------   ------   ------
TOTAL                 $1098.8    100.0%  $1109.4    100.0%   $936.1   100.0%
                      =======    =====    ======    =====    ======   ======
------------
Fibers Group
------------
The Fibers Group manufactures chemical-based polyester staple fibers and polyester partially-oriented yarn (POY) for sale to the textile industry.
Staple, the primary product produced, is multi-strand fiber cut into short lengths to simulate certain properties found in natural fibers, such as cotton and wool, and/or to meet the end product needs of the Company's customers.  POY is a continuous polyester filament. Both products are marketed under the Fortrel(R) brand.

Staple customers include integrated textile mills and yarn spinners which process polyester staple into fabric and yarn for a variety of applications, including apparel, home furnishings and industrial uses. The Company manufactures polyester textile staple from two petrochemicals, purified terephthalic acid (PTA) and monoethylene glycol (MEG), at its Palmetto Plant in Darlington, SC. The stated annual fiber production capacity of the Palmetto Plant is approximately 500 million pounds.

The Company purchases PTA under an exclusive supply contract with Amoco
Chemical Corporation, the primary domestic supplier. MEG is purchased under an exclusive supply contract with Oxy Chem Inc. which expires December 31, 1997. The prices of PTA and MEG, which are typically set on a quarterly basis, have fluctuated in the past and are likely to continue to do so in the future.

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

Recycled Products Group
-----------------------
The major product manufactured by the RPG is polyester staple fiber for use as fiberfill (for pillows, comforters and furniture), and in carpets, rugs and industrial uses. Domestically, these products are made from recycled raw materials at facilities in Johnsonville and Marion, SC.  The stated annual fiber production capacities of the Johnsonville and Marion Plants are approximately 260 million and 30 million pounds, respectively.

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

The majority of WIL's raw materials are producer wastes, some of which are obtained from suppliers who compete with WIL in the fibers business in Europe. WIL also utilizes as raw material postconsumer PET bottles obtained from its recycling facility in Spijk, the Netherlands and from third party purchases. During 1996, the Company opened a PET bottle sorting facility in Verdun, France, to which it plans to add washing facilities at the end of 1997. After this expansion, WIL will have the capacity to process 50 million pounds of PET bottles per year.

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

The Company's domestic production capacity for amorphous resin is approximately 300 million pounds per year, 220 million pounds of which is solid-stated. The Company expects to commence operation of an additional 200 million pounds per year of solid-stated production capacity in the second quarter of 1997. See "Capital Investment Program."

On December 31, 1995, the Company acquired a solid-stated PET packaging resin production facility in Emmen, the Netherlands (Wellman PET Resins Europe BV, herein referred to as "PET Resins-Europe"). The stated annual production capacity of this facility, where PTA and MEG are also used as raw materials, is 110 million pounds. As part of the transaction, the seller and Wellman entered into a PET resin multi-year take or pay arrangement, under which the Company purchased 75 million pounds in 1996 and which phases out over the next four years. Virtually all of the resin is sold to PET bottle and packaging manufacturers in Europe. See note 2 to the consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations."

The PPG also manufactures PET sheet and thermoformed products from chemical-based and recycled PET in Ripon, WI.


Capital Investment Program
--------------------------
   The Company is currently engaged in a long-term capital investment program, which began in 1993.  The Company's combined 1993, 1994 and 1995 capital expenditures totaled approximately $285 million, while 1996 expenditures were approximately $126 million.  Major capital projects included in the 1996 expenditures were the domestic solid-stated PET resin expansion expected on-line in the second quarter of 1997 and design and engineering for the new PET resin and polyester fiber production facility in
Mississippi, expected to commence operation in phases beginning in late 1998.

   Capital expenditures are expected to total approximately $400 million over the next four years. These expenditures primarily include the remaining construction costs of the PET resin and polyester staple fiber production facility in Mississippi, the total cost of which is budgeted at approximately
$400 million.  See "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources."

Sales and Marketing
-------------------
   Approximately 50 employees market the majority of the Company's products.
For certain fiber sales outside the United States, the Company also utilizes representatives or agents.

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

   The Company's sales are neither materially dependent upon a single customer nor seasonal in nature. Sales for PET resin, primarily for soft drink bottles, may be influenced by weather and the relative price of aluminum cans.

   The Company's markets have historically displayed price and volume cyclicality. The cost of PTA and MEG is a primary determinant of polyester fiber and PET resin prices. The polyester fiber markets are subject to changes in, among other factors, polyester fiber and/or textile product imports, consumer preferences and spending and retail sales patterns, all of which are driven by general economic conditions. Consequently, a downturn in either the U.S., European, or global economy or an increase in imports of textile or polyester fiber products could adversely affect the Company's business. Polyester textile fiber demand also may be influenced by the relative price of substitute fibers, most notably cotton.

   Major factors affecting the PET resin market include producer supply and capacity utilization rates and demand for PET containers, primarily for soft drinks and other foods and beverages. Worldwide PET resin supply is currently undergoing significant expansion. Demand for PET resin is also driven by new product applications and conversion from other materials. See
"Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations - General."

Competitors
-----------
   Each of the Company's major fiber markets is highly competitive.  The
Company competes primarily on the basis of product quality, customer service,

brand identity and price. Several competitors are substantially larger than the Company and have substantially greater economic resources. The Company's primary competitors are E.I. DuPont de Nemours & Co., the Hoechst Celanese
Corp. (HCC) subsidiary of Hoechst A.G. and Nan Ya Plastics Corp. (Nan Ya).
The Company believes it is currently the second-largest producer of polyester staple in the United States, representing approximately 28% of U.S.
production capacity.

   Primary competitors in the PET packaging resin business, which the Company entered in 1994, are Eastman Chemical Co., Shell Chemical Co., HCC and Nan
Ya. The Company competes primarily on the basis of resin quality, customer service and price. The Company's competitors are substantially larger than the Company and have substantially greater economic resources.

Research and Development
------------------------
   The Company has approximately 85 employees devoted to research, development and technical service activities in the fibers, recycling and resins businesses.  The Company has entered into technology sharing arrangements from time to time with various parties.

Foreign Activities
------------------
   The Company operates in international markets, primarily through WIL and
PET Resins-Europe.  Since most of the sales are in different currencies, changes in exchange rates may affect profit margins and sales levels of these operations.  In addition, fluctuations between currencies may also affect the
Company's reported financial results.  Foreign exchange contracts and borrowings in local currencies are utilized by the Company to manage its foreign currency exposure.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital
Resources" and notes 2 and 12 to the consolidated financial statements.

   The Company's foreign businesses are subject to certain risks customarily attendant to foreign operations and investments in foreign countries, including restrictive action by local governments, limitations on repatriating funds and changes in currency exchange rates. See note 13 to the consolidated financial statements for additional information relating to the Company's foreign activities.

Employees
---------
   As of December 31, 1996, the Company employed a total of approximately
3,200 persons in the United States and Europe.  At December 31, 1996, the
Amalgamated Clothing and Textile Workers Union (ACTWU) represented approximately 1,054 employees at the Company's Johnsonville, SC operations.
Approximately 626 of these employees were members of ACTWU, whose contract with the Company expires in July 1999.  At WIL, approximately 340 out of 480 total employees were represented by four unions at year-end 1996.  The wage agreements with these unions each expire on April 30, 2000.  During the third quarter of 1996, the Company experienced a labor dispute with approximately
260 workers at WIL which led to the closure of that operation for 12 weeks.
The dispute was settled and production was restarted in early October 1996.
Employees at the PET Resins-Europe operation total 65, with 49 represented by three unions whose contracts expire at the end of 1997.  The Company believes relations with its employees are satisfactory.

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

Executive Officers of the Registrant
------------------------------------
The current executive officers of the Company are as follows:

Name and Age                        Position
------------                        --------
Thomas M. Duff, 49                  President, Chief Executive Officer and
                                    Director

Clifford J. Christenson, 47         Executive Vice President, Chief Operating
                                    Officer and Director

Keith R. Phillips, 42               Vice President, Chief Financial Officer
                                    and Treasurer

C.W. Beckwith, 65                   Vice President and Director

James P. Casey, 56                  Vice President; President, Fibers Group

John R. Hobson, 56                  Vice President, Recycled Products Group

Mark J. Rosenblum, 43               Vice President, Chief Accounting Officer
                                    and Controller

Mark H. Tashjian, 34                Vice President, Corporate Development

Ernest G. Taylor, 46                Vice President, Administration

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

   C.W. Beckwith.  Mr. Beckwith has been Vice President of the Company since
1987.

   James P. Casey.  Mr. Casey has been President of the Fibers Group since
October 1993.  Prior to such time he was Vice President, Marketing since
March 1991.

   John R. Hobson.  Mr. Hobson has been Vice President, Recycled Products
Group since July 1995.  Prior to such time, he served as Vice President of various divisions from January 1992 to July 1995. Prior to 1992, he was Director of International Sales and (chemical) Raw Material Purchasing.

   Mark J. Rosenblum. Mr. Rosenblum has been Vice President, Controller since September 1989, Chief Accounting Officer since August 1996 and
Controller since he joined the Company in 1985. Mr. Rosenblum is a certified public accountant.

   Mark H. Tashjian.  Mr. Tashjian has been Vice President, Corporate
Development since he joined the Company in August 1995. Prior to such time, he was a partner with Trinity Associates, a management consulting firm, since
1989.

   Ernest G. Taylor. Mr. Taylor has been Vice President, Administration since January 1991.

Item 2.   Properties
------    ----------

   The location and general description of the principal manufacturing properties owned by the Company are set forth in the table below:

                        Principal                            Square
Location                Functions                            Footage
--------                ---------                            -------
Johnsonville, SC        Fiber, Engineering Resins and        2,330,160
                        Wool Manufacturing, Recycling
                        Operations and Warehouse

Darlington, SC          Fiber and Resin Manufacturing        1,127,000
(Palmetto)              and Warehouse

Mullagh, Ireland (1)    Fiber Manufacturing                    360,161
                        and Warehouse

Fayetteville, NC        Fiber Manufacturing                    331,913
                        and Warehouse

Emmen, the Netherlands  Resin Manufacturing and                143,797
                        Warehouse
--------------------

(1)  WIL's credit facilities are secured by the assets of WIL.


   The Company also has manufacturing, marketing and administrative facilities in Marion, SC, Charlotte, NC, New York, NY, Ripon, WI, Bridgeport,
NJ, Spijk, the Netherlands, Yorkshire, England, Dortmund, Germany and Verdun,
France.  The corporate office is located in Shrewsbury, NJ.

Item 3.  Legal Proceedings
------   -----------------

   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

   Not applicable.


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters
------    -------------------------------------------------------------------

   The Company's common stock is listed on the New York Stock Exchange (NYSE) under the symbol WLM. The following table shows the high, low and closing sales prices as reported by the NYSE and cash dividends paid per share of common stock for the last two fiscal years.

Year                 High      Low          Close        Dividend
----                 ----      ---          -----        --------
1996
----
Fourth Quarter     $19-1/4    $15-7/8      $17-1/8         $0.08
Third Quarter      $23-1/2    $17          $17-1/2         $0.08
Second Quarter     $24-7/8    $22-1/8      $23-3/8         $0.08
First Quarter      $24-3/8    $18          $23-1/2         $0.07

1995
----
Fourth Quarter     $27-1/4    $21-1/2      $22-3/4         $0.07
Third Quarter      $29-1/2    $23-3/4      $24-1/2         $0.07
Second Quarter     $28        $23-1/2      $27-3/8         $0.07
First Quarter      $30        $24-3/8      $25-1/4         $0.06

The Company had 1,000 holders of record and, to its knowledge, approximately
20,000 beneficial owners of its common stock as of March 17, 1997.

   See note 10 to the consolidated financial statements for information regarding common stock rights associated with the common stock.





























Item 6.  Selected Consolidated Financial Data
-------  ------------------------------------

(In thousands, except                   Years Ended December 31,
per share data)                    1996     1995    1994      1993(2)  1992
-----------------------------------------------------------------------------
Income Statement Data:
Net sales . . . . . . . . . .$1,098,804 $1,109,398 $936,133 $842,064 $828,200
Cost of sales. . .  . . . . .   941,693    886,817  724,874  679,182  639,664
                             ---------- ---------- -------- -------- --------
Gross profit. . . . . . . . .   157,111    222,581  211,259  162,882  188,536
Selling, general and
 administrative expenses. . .    88,987     89,704   89,518   86,511   77,439
Interest expense, net . . . .    13,975     11,666   13,741   15,736   23,012
Gain (loss) on divestitures .       --      (5,500)     --    12,386       --
                             ---------- ---------- -------- -------- --------
Earnings before income taxes
 and cumulative effect of
 changes in accounting
 principles. . . .               54,149    115,711  108,000   73,021   88,085
Income taxes. . . . . . . . .    27,620     41,657   43,200   32,567   35,801
                             ---------- ---------- -------- -------- --------
Earnings before cumulative
 effect of changes in
 accounting principles. . . .    26,529     74,054   64,800   40,454   52,284
Cumulative effect of changes
 in accounting principles,
 net of income taxes. . . . .       --         --       --    (9,010)     --
                             ---------- ---------- -------- -------- --------
Net earnings. . . . . . . . .$   26,529 $   74,054 $ 64,800 $ 31,444 $ 52,284
                             ========== ========== ======== ======== ========
Earnings per common share:
  Before cumulative effect of
   changes in accounting
   principles . . . . . . . .$     0.81 $     2.20 $   1.94 $   1.23 $   1.60
  Cumulative effect of changes
   in accounting principles, net
   of income taxes. . . . . .                   --       --    (0.27)      --
                             ---------- ---------- -------- -------- --------
Net earnings. . . . . . . . .$     0.81 $     2.20 $   1.94 $   0.96 $   1.60
                             ========== ========== ======== ======== ========
Average common shares . . . .    32,774     33,699   33,417   32,857   32,728
Dividends (1) . . . . . . . .$   10,085 $    9,003 $  7,593 $  5,885 $  3,895
Pro forma amounts assuming
 the effects of the changes
 in accounting principles are
 applied retroactively:
     Net earnings. . . . . . . .     NA      NA       NA    $ 40,454 $ 43,759
     Net earnings per share. . .     NA      NA       NA    $   1.23 $   1.34

                                                   December 31,
                               1996      1995        1994     1993     1992
Balance Sheet Data:            ----------------------------------------------
Total assets. . . . . . .$1,203,949 $1,210,673 $1,044,462 $1,015,247 $996,583
Total debt. . . . . . . .$  319,566 $  279,230 $  256,531 $  312,767 $324,548
Stockholders' equity. . .$  623,928 $  650,346 $  577,573 $  506,506 $483,268

(1) Dividends paid were $0.31 per share in 1996, $0.27 per share in 1995, $0.23 per share in 1994, $0.18 per share in 1993 and 0.12 per share in 1992.
(2) 1993 net earnings reflect $15.9 million ($0.48 per share) of accounting changes and unusual and nonrecurring items.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  -----------------------------------------------------------------

GENERAL

The primary business of Wellman, Inc. is the manufacture and marketing of high-quality polyester products, including Fortrel brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear brand PET (polyethylene terephthalate) packaging resin. The Company currently has annual capacity to manufacture approximately 1.1 billion pounds of fiber and over 400 million pounds of resin worldwide at five major production facilities in the United States and Europe. The Company expects to commence operation of an additional 200 million pounds per year of solid-stated resins production capacity in the second quarter of 1997. The Company is also the world's largest plastics recycler, utilizing a significant amount of recycled raw materials in its manufacturing operations.

The Fibers Group produces Fortrel textile fibers, which represent approximately 60% of the Company's fiber production. These fibers are used in apparel and home furnishings and produced from two chemical raw materials, purified terephthalic acid (PTA) and monoethylene glycol (MEG). The other 40% of fiber production, primarily fiberfill and carpet fibers, is manufactured by the Recycled Products Group from recycled raw materials, including producer fiber, resin and film wastes and postconsumer PET soft drink bottles. The Company's PET resins, produced by the Packaging Products Group from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

The Company's markets are highly competitive. It competes in these markets primarily on the basis of product quality, customer service, brand identity and price. It believes it is the second-largest polyester staple and third-largest POY producer in the United States and the fourth-largest PET resin producer in North America. Several of the Company's competitors are substantially larger than the Company and have substantially greater economic resources.

Demand for polyester fiber historically has been cyclical, as it is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports, all of which are driven primarily by general economic conditions. Global PET resin demand continues to grow, driven by new product applications for PET and conversion from other packaging materials to PET.

Several factors significantly affect the Company's profitability: raw material margins, or the difference (or spread) between product selling prices and raw material costs; supply and demand for its products; the prices of competing materials, such as cotton and aluminum, which can affect demand for its products; and economic and market conditions in the United States, Europe and other regions of the world. Prices of PTA and MEG, primary determinants of polyester fiber and PET resin selling prices, are cyclical. Changes in PTA and MEG prices are driven by worldwide supply and demand.

Raw material margins for the chemical-based fiber and PET resin businesses have generally been influenced by supply and demand factors. Despite growing demand for PET resin, worldwide supply is currently undergoing significant expansion which has adversely affected profitability, and is expected to continue to do so. Both fiber and resin margins experience increases or decreases due to timing of price changes and market conditions.

Raw material margins for the recycled fiber operation tend to be more variable than those for the chemical-based businesses, primarily because recycled raw material costs do not cause changes in fiber prices. Recycled raw material costs are primarily dependent upon worldwide supply and demand for waste materials.

The Company's sales are neither materially dependent upon a single customer nor seasonal in nature. Demand, prices and raw material costs for both fibers and PET resins may be affected by global economic conditions, supply and demand balances and export activity.

By the year 2000, the Company plans to substantially increase its polyester fiber and PET resin production capacity through the expansion of existing facilities and construction of a new, state-of-the-art production facility in Mississippi. Most of the expansion will be in PET resin capacity. As a result, the Company's production mix is expected to be approximately 50% fibers and 50% PET resins.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

Net sales for 1996 remained unchanged as compared to 1995 at $1.1 billion. This was generally the result of increased sales volumes and lower selling prices. Sales for the Fibers Group decreased 6.9% to $450.6 million in 1996 from $483.9 million in 1995 due to significantly lower polyester fiber selling prices which more than offset improved fiber sales volume during the latter part of 1996. Sales for the Recycled Products Group (RPG) decreased 22.0% to $369.3 million from $473.0 million due primarily to a 12-week strike at the European recycled fibers operation, which kept the facility closed from mid-July through early October; and the disposition of certain businesses which had sales in 1995 of $47.5 million. In addition, the decline in RPG's sales was a result of lower polyester fiber selling prices for the domestic and European recycled fibers operations. Sales for the Packaging Products Group (PPG) increased 82.9% to $278.9 million in 1996 from $152.5 million in 1995 due to higher sales volumes resulting from the December 31, 1995 acquisition of a Netherlands-based PET resins business and the mid-1995 expansion of domestic PET resins capacity. This increased volume more than offset significantly lower worldwide PET resin selling prices.

Gross profit decreased 29.4% to $157.1 million in 1996 versus $222.6 million in 1995. The gross profit margin for 1996 was 14.3% compared to 20.1% for 1995. Gross profit for the Fibers Group decreased primarily as a result of significantly lower fiber selling prices due to weak textile demand in the first half of the year which more than offset lower chemical raw material costs. Gross profit for the RPG also decreased in 1996 versus 1995 primarily due to reduced profit at the European recycled fibers operation stemming from weak business conditions compounded by the strike, and the discontinuance of gross profit from divested businesses. This more than offset increased profits for the domestic recycled fibers business as a result of lower raw material costs. Despite higher sales volumes resulting from the aforementioned acquisition of the Netherlands-based PET resins business and domestic PET resins expansion, the gross profit for the PPG decreased in 1996 due to significantly lower worldwide PET resins selling prices, which more than offset lower raw material cost. These factors contributed to a loss at the Netherlands-based PET resins operation. The Company's gross profit for 1996 was also negatively impacted by a $7 million inventory charge resulting from large declines in raw material costs and selling prices, including a $3 million charge related to the PET resins take or pay arrangement. See note 2 to the consolidated financial statements.

Selling, general and administrative expenses amounted to $89.0 million in 1996, or 8.1% of sales, compared to $89.7 million in 1995, or 8.1% of sales.

As a result of the foregoing, operating income decreased to $68.1 million in 1996 versus $132.9 million in 1995.

Net interest expense for 1996 increased to $14.0 million from $11.7 million for 1995. Interest expense increased as a result of higher average outstanding borrowings which were partially offset by higher interest capitalization resulting from the Company's long-term capital investment program.

The effective income tax rate was 51% in 1996 versus 36% in 1995. This resulted from lower pretax earnings, lower earnings at its Irish manufacturing operations which benefit from a favorable tax rate, and a pretax loss at the European PET resin operation which has no tax benefit. See note 7 to the consolidated financial statements.

As a result of the foregoing, net earnings for 1996 were $26.5 million, or $0.81 per share, compared to $74.1 million, or $2.20 per share, in 1995.

OUTLOOK

Demand for polyester fibers and PET packaging resins is expected to improve in 1997. However, previously announced industry capacity increases are expected to exceed the higher demand. The Company anticipates increased capacity utilization rates in its polyester fiber business in 1997, resulting from the operation of certain domestic production lines which were curtailed during 1996 due to weak demand and the end of the 12-week labor strike at the Irish fiber plant in October 1996. PET resin sales volumes are expected to increase significantly in 1997 due to the start-up of a new 200 million pounds per year production line at the Darlington, SC facility in the second quarter of 1997.

However, the higher sales volumes anticipated in 1997 are not expected to contribute materially to the Company's net earnings. Profit margins for chemical-based polyester staple fibers and PET resins deteriorated to historically low levels in 1996, due to large declines in worldwide selling prices throughout the year which more than offset reduced raw material costs. Significant additions to PET resin and polyester staple capacity which have been announced for 1997 are expected to put further pressure on profit margins. These conditions may result in the Company's European PET resins business reporting a loss in 1997.

See "Forward Looking Statements" below.

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

Net sales for 1995 increased 18.5% to $1.1 billion from $936.1 million in 1994. Sales increased during 1995 for each of the Company's three product groups: Fibers Group sales increased 13.4% to $483.9 million from $426.8 million, RPG sales increased 10.5% to $473.0 million from $427.9 million and PPG sales increased 87.3% to $152.5 million from $81.4 million. Sales for the Fibers Group increased due to higher polyester fiber selling prices which more than offset slightly lower sales volumes. Sales for the RPG increased due to higher sales at WIL resulting from increased polyester fiber selling prices which more than offset slightly lower sales volumes. PPG sales increased in 1995 due to the second quarter expansion of PET resin production capacity and, to a lesser extent, higher selling prices.

Gross profit increased 5.3% to $222.6 million in 1995 versus $211.3 million in 1994. The gross profit margin for 1995 was 20.1% compared to 22.6% for 1994. Gross profit increased primarily due to increased gross profit at WIL, primarily due to higher polyester fiber selling prices, and the aforementioned PET resin expansion. Despite the increase in gross profit, gross profit margin declined primarily because selling prices increased during the period while unit gross profit remained relatively unchanged.

Selling, general and administrative expenses amounted to $89.7 million in 1995, or 8.1% of sales, compared to $89.5 million in 1994, or 9.6% of sales.

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

The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $13.3 million and $29.2 million. In connection with these expenditures, the Company has accrued management's best estimate of probable non-capital environmental expenditures. These amounts include approximately $4.6 million accrued for preacquisition environmental contingencies relative to the acquisition discussed in note 2 to the consolidated financial statements. In addition, future capital expenditures aggregating $10.0 million to $36.7 million may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred during the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements. During 1996 and 1995, costs associated with environmental remediation and ongoing assessment were not significant. See notes 1 and 8 to the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $151.9 million in 1996 compared to $118.8 million in 1995. The increase in cash from operations is attributable to a net decrease in working capital items which was partially offset by a decrease in net earnings. The working capital ratio was approximately 2.8 to 1 and 2.5 to 1 at December 31, 1996 and 1995, respectively.

Net cash used in investing activities amounted to $135.2 million in 1996 compared to $151.0 million in 1995. Capital spending amounted to $126.0 million in 1996 and $104.7 million in 1995, reflecting the Company's ongoing
capital investment program.   The Company spent $14.3 million in 1996 and
$64.2 million in 1995 related to an acquisition of a PET resins business in Europe. Proceeds from the sale of a subsidiary amounted to $4.2 million in 1996 and $16.2 million in 1995.

Net cash used in financing activities amounted to $18.4 million in 1996 versus net cash provided by financing activities of $14.5 million in 1995. In 1996, the Company completed the repurchase of treasury stock totaling $49.5 million. Net borrowings (line of credit with bank and long-term debt) were $40.3 million in 1996 compared to $22.6 million in 1995.

The Company is currently engaged in a long-term capital investment program to expand its polyester production capacity and estimates that capital expenditures could aggregate approximately $400 million over the four-year period from 1997 through 2000. The capital program includes a domestic PET resins capacity expansion expected to be completed in the second quarter of 1997 and construction of a new domestic polyester production facility budgeted to cost approximately $400 million and to be operational in phases beginning in late 1998. To receive certain incentives provided by the state of Mississippi, the Company expects to issue Rural Economic Development Bonds. The Company believes these bonds, coupled with internally generated funds, its bank facility and other long term financing are expected to provide adequate liquidity in the future.

The Company's long-term capital investment program includes approximately $250.0 million in planned expenditures in 1997. The exact amount and timing of the capital spending is difficult to predict since certain projects may extend into 1998 or beyond depending upon equipment delivery and construction schedules. Significant 1997 capital expenditures include the design and construction of the new production facility discussed in the preceding paragraph. See "Item 1. Business - Products and Markets and - Capital Investment Program".

The Company initiated a plan during the second quarter of 1996 to repurchase up to 2.5 million shares of its common stock in the open market. At December 31, 1996, 2.5 million shares had been repurchased at a cost of $49.5 million.

The Company's financing agreements contain normal financial and restrictive covenants. The most restrictive of these covenants permits a maximum leverage ratio of 55%, requires EBIT to exceed 2.5 times interest expense and the Company to maintain a certain net worth. Approximately $235 million of retained earnings at December 31, 1996 is not restricted as to the payment of dividends. The Company believes that it has the financial resources available to it to meet its foreseeable working capital, capital expenditure and dividend payment requirements.

The Company entered into forward interest rate swaps to reduce (hedge) the impact of interest rate changes for variable rate borrowings associated with planned capital expenditures over the next four years. The agreements have an aggregate notional amount of $200 million at December 31, 1996, forward starting dates ranging from June 1997 to May 1998 and maturity dates of at least 5 years thereafter. The Company will pay fixed rates of interest ranging from 6.10% to 6.20%. The Company estimates it would have had to pay approximately $.5 million at December 31, 1996 to terminate the agreements.

The Company entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $48.8 million at December 31, 1996 in order to reduce the related impact of foreign currency translation adjustments. This has the effect of converting a portion of U.S. debt to local currency (guilder) debt. The Company has designated these contracts as a hedge of a net investment in a foreign entity. At December 31, 1996, the Company estimates it would receive approximately $2.8 million if these contracts were terminated.

During 1996, the Company entered into forward foreign currency contracts to exchange U.S. dollars for German marks with an aggregate notional amount of $33.6 million at December 31, 1996. These contracts are designed to reduce (hedge) the impact of foreign currency fluctuations relative to fixed asset purchase commitments and have maturity dates ranging from March 1997 through November 1998. At December 31, 1996, the Company would have had to pay approximately $1.9 million to terminate these contracts.

The Company's European businesses utilize foreign currency debt and forward currency contracts to hedge certain of their accounts receivable and accounts payable denominated in other foreign currencies. At December 31, 1996, the notional amount of such contracts was $21.6 million and the cost to terminate these contracts was immaterial.

The Company's estimates with respect to the values of its derivative instruments are based on readily available dealer quotes.

NEW ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation". This Statement defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages adoption of that method. The Statement also requires that an employer's financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. The Statement is effective for fiscal years beginning after December 15, 1995. The Company adopted the financial statement disclosure requirement of SFAS No. 123 and will continue to account for stock-based compensation under the provisions of Accounting Principles Board Statement No. 25. See note 10 to the consolidated financial statements.

FORWARD LOOKING STATEMENTS

   Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions that a number of important factors could cause actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, demand and competition for polyester fiber and PET resins, availability and cost of raw materials, levels of production capacity and announced changes thereto, changes in interest rates and foreign currency exchange rates, work stoppages, natural disasters, U.S., European and global economic conditions and changes in laws and regulations, prices of competing products, such as cotton and aluminum, and the Company's ability to complete expansions and other capital projects on time and budget and to maintain the operations of its existing production facilities. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                                  WELLMAN, INC.
      Index to Consolidated Financial Statements and Consolidated Financial
                                Statement Schedules


Consolidated Statements of Income for the years ended
 December 31, 1996, 1995 and 1994                                          20

Consolidated Balance Sheets as of December 31, 1996 and 1995               21

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1996, 1995 and 1994                                    22

Consolidated Statements of Cash Flows for the years ended
 December 31, 1996, 1995 and 1994                                          23

Notes to Consolidated Financial Statements                                 24

Report of Independent Auditors                                             39

Consolidated financial statement schedules for the years ended
 December 31, 1996, 1995 and 1994:

 II  --  Valuation and qualifying accounts                                 40

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                      CONSOLIDATED STATEMENTS OF INCOME
                                                  Years Ended December 31,
                                                  ------------------------
(In thousands, except per share data)           1996       1995        1994
-----------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . .$1,098,804 $1,109,398   $936,133

Cost of sales. . . . . . . . . . . . . . . .   941,693    886,817    724,874
                                             ---------   --------   --------
Gross profit . . . . . . . . . . . . . . . .   157,111    222,581    211,259

Selling, general and administrative expenses    88,987     89,704     89,518
                                            ---------- ----------   --------
Operating income . . . . . . . . . . . . . .    68,124    132,877    121,741

Interest expense, net. . . . . . . . . . . .    13,975     11,666     13,741

Loss on divestitures.. . . . . . . . . . . .       --      (5,500)       --
                                            ---------- ----------   --------
Earnings before income taxes . . . . . . . .    54,149    115,711    108,000

Income taxes . . . . . . . . . . . . . . . .    27,620     41,657     43,200
                                            ---------- ----------   --------
Net earnings . . . . . . . . . . . . . . . .$   26,529 $   74,054   $ 64,800
                                            ========== ==========   ========
Net earnings per common share. . . . . . .  $     0.81 $     2.20   $   1.94
                                            ========== ==========   ========

Average common shares. . . . . . . . . . . .    32,774     33,699     33,417
                                            ========== ==========   ========


See notes to consolidated financial statements.

                            CONSOLIDATED BALANCE SHEETS

                                                            December 31,
(In thousands, except share data)                        1996         1995
----------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . . .    $    2,120  $    3,893
  Accounts receivable, less allowance of $ 2,611
   in 1996 and $5,335 in 1995. . . . . . . . . . . . .   132,296     145,572
  Inventories. . . . . . . . . . . . . . . . . . . .  .  158,685     200,224
  Prepaid expenses and other current assets. . . . .  .    3,947      14,614
                                                      ----------  ----------
     Total current assets. . . . . . . . . . . . . . .   297,048     364,303
Property, plant and equipment, at cost:
  Land, buildings and improvements . . . . . . . . . .   122,047     127,555
  Machinery and equipment. . . . . . . . . . . . . .  .  771,624     648,639
                                                      ----------  ----------
                                                         893,671     776,194
  Less accumulated depreciation. . . . . . . . . . . .   296,043     248,638
                                                      ----------  ----------
     Property, plant and equipment, net. . . . . . . .   597,628     527,556
Cost in excess of net assets acquired, net . . . . . .   290,450     295,062
Other assets, net. . . . . . . . . . . . . . . . . . .    18,823      23,752
                                                      ----------  ----------
                                                      $1,203,949  $1,210,673
                                                      ==========  ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .$   64,019  $   89,104
  Accrued liabilities. . . . . . . . . . . . . . . . .    41,320      50,368
  Line of credit with bank . . . . . . . . . . . . . .        --       6,216
  Current portion of long-term debt. . . . . . . . . .       159         147
                                                      ----------  ----------
     Total current liabilities . . . . . . . . . . . .   105,498     145,835
Long-term debt . . . . . . . . . . . . . . . . . . . .   319,407     272,867
Deferred income taxes and other liabilities. . . . . .   155,116     141,625
                                                      ----------  ----------
     Total liabilities . . . . . . . . . . . . . . . .   580,021     560,327
Stockholders' equity:
  Common stock, $0.001 par value; 55,000,000
   shares authorized, 33,612,464 shares issued
   in 1996, 33,441,391 in 1995. . . . . . . . . . . . .       34          33
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued . . . . . . . .        --          --
  Paid-in capital. . . . . . . . . . . . . . . . . . .   233,665     230,008
  Foreign currency translation adjustments . . . . . .     9,853       6,849
  Retained earnings. . . . . . . . . . . . . . . . . .   429,900     413,456
  Less common stock in treasury at cost:
   2,500,000 shares at December 31, 1996 . . . . . . .   (49,524)         --
                                                      ----------  ----------
     Total stockholders' equity. . . . . . . . . . . .   623,928     650,346
                                                      ----------  ----------
                                                      $1,203,949  $1,210,673
                                                      ==========  ==========

See notes to consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (In thousands)
                              COMMON STOCK ISSUED            CURRENCY
                                ---------------   PAID-IN   TRANSLATION   RETAINED   TREASURY
                                SHARES   AMOUNT   CAPITAL   ADJUSTMENTS   EARNINGS     STOCK    TOTAL
                                ------   ------   -------   -----------   --------     -----   --------
Balance at December 31, 1993    32,780     $ 33   $ 215,179    $    96   $ 291,198   $  ---   $ 506,506
Net earnings                                                                64,800               64,800
Cash dividends ($0.23 per share)                                            (7,593)              (7,593)
Exercise of stock options          235                4,047                                       4,047
Issuance of common stock to
   employee benefit plans          176                3,936                                       3,936
Issuance of restricted stock         1                   23                                          23
Tax effect of exercise of stock
 options                                              1,167                                       1,167
Currency translation adjustments                                 4,687                            4,687
                                ------     ----   ---------    -------   ---------            ---------
Balance at December 31, 1994    33,192     $ 33   $ 224,352    $ 4,783   $ 348,405   $  ---   $ 577,573
Net earnings                                                                74,054               74,054
Cash dividends ($0.27 per share)                                            (9,003)              (9,003)
Exercise of stock options           90                  846                                         846
Issuance of common stock to
   employee benefit plans          158                4,190                                       4,190
Issuance of restricted stock         1                   34                                          34
Tax effect of exercise of stock
 options                                                586                                         586
Currency translation adjustments                                 2,066                            2,066
                                ------     ----   ---------    -------   ---------            ---------
Balance at December 31, 1995    33,441     $ 33   $ 230,008    $ 6,849   $ 413,456   $  ---   $ 650,346
                                ------     ----   ---------    -------   ---------            ---------
Net earnings                                                                26,529               26,529
Cash dividends ($0.31 per share)                                           (10,085)             (10,085)
Exercise of stock options           49                  861                                         861
Issuance of common stock to
 employee benefit plans            121        1       2,669                                       2,670
Issuance of restricted stock         1                   26                                          26
Tax effect of exercise of stock
 options                                                101                                         101
Currency translation adjustments                                 3,004                            3,004
Purchase of treasury stock                                                          (49,524)    (49,524)
                                ------     ----    --------    --------   --------  -------   ---------
Balance at December 31, 1996    33,612     $ 34   $ 233,665    $ 9,853   $ 429,900 $(49,524)  $ 623,928
                                ======     ====    ========    ========   ========  =======   =========

                    See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Years Ended December 31,
(In thousands)                                  1996       1995       1994
Cash flows from operating activities:          -----      -----       ----
  Net earnings. . . . . . . . . . . ..        $ 26,529   $ 74,054   $ 64,800
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation . . . . . . . . . . .          56,260     53,522     45,201
    Amortization . . . . . . . . . . .          11,685     11,863     14,322
    Deferred income taxes. . . . . . .           8,496      9,435      5,878
    Common stock issued for stock plans          2,696      4,224      3,959
    Loss on divestitures . . . . . . .              --      5,500         --
    Changes in assets and liabilities, net
     of effects from businesses acquired
     and divested:
      Accounts receivable. . . . . . .          15,760    (11,474)   (20,528)
      Inventories. . . . . . . . . . .          32,783    (59,602)    12,439
      Prepaid expenses and other current
       assets. . . . . . . . . . . . .             620     (7,200)    (7,132)
      Other assets . . . . . . . . . .          (2,347)      (727)     1,332
      Accounts payable and accrued liabilities  (9,657)    35,444      7,031
      Other liabilities. . . . . . . .           1,514       (138)      (984)
      Other. . . . . . . . . . . . . .           7,562      3,860      6,079
                                              --------   --------   --------
    Net cash provided by operating activities  151,901    118,761    132,397
                                              --------   --------   --------
Cash flows from investing activities:
  Additions to property, plant and equipment. (126,009)  (104,696)   (74,310)
  Decrease in restricted cash. . . . .             879      1,680      4,779
  Businesses acquired. . . . . . . . .         (14,250)   (64,249)        --
  Proceeds from divestitures . . . . .           4,184     16,230         --
                                              --------   --------   --------
    Net cash used in investing activities     (135,196)  (151,035)   (69,531)
                                              --------   --------   --------
Cash flows from financing activities:
  Borrowings under long-term debt. . .          46,519     16,618         --
  Repayments of long-term debt . . . .              --       (200)   (56,791)
  Purchase of treasury stock                   (49,524)
  Increase(decrease) in line of credit
   with bank . . . . . . . . . . . . .          (6,216)     6,216         --
  Dividends paid on common stock . . .         (10,085)    (9,003)    (7,593)
  Exercise of stock options. . . . . .             861        846      4,047
                                              --------   --------   --------
    Net cash provided by (used in) financing
     activities . . . . . . . . . .. .         (18,445)    14,477    (60,337)
                                              --------   --------   --------
Effect of exchange rate changes on cash and
 cash equivalents . . . . . . . . . . .            (33)       134        276
                                              --------   --------   --------
Increase (decrease) in cash and
 cash equivalents . . . . . . . . . . .         (1,773)   (17,663)     2,805
Cash and cash equivalents at beginning of year   3,893     21,556     18,751
                                              --------   --------   --------
Cash and cash equivalents at end of year      $  2,120   $  3,893   $ 21,556
                                              ========   ========   ========
Supplemental cash flow data:
  Cash paid during the year for:
    Interest (net of amounts capitalized)     $ 15,273   $ 14,320   $ 15,115
    Income taxes. . . . . . . . . . . .       $  8,994   $ 35,263   $ 37,487

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

   Wellman, Inc. (the Company) is an international manufacturing company operating primarily in the United States, Ireland and the Netherlands. The Company's principal line of business is the manufacture of high-quality polyester products, including Fortrel(R) brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear(TM) PET (polyethylene terephthalate) packaging resin. Total polyester fiber sales represented approximately 67% of the Company's 1996 sales. The principal markets for polyester fibers are apparel, home furnishings, carpet and industrial manufacturers in the United States and Europe. The principal markets for PET resin are United States and Europe-based manufacturers of various types of plastic packaging products.

Basis of Presentation

   The consolidated financial statements include the accounts of Wellman, Inc. and its subsidiaries. All material intercompany transactions have been eliminated.

   Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

   Sales to customers are recorded when goods are shipped.

Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately $98,000 and $122,000 of inventory at December 31, 1996 and 1995, respectively, and the first-in, first-out (FIFO) method for the remainder.

Property, Plant and Equipment

   Property, plant and equipment is carried at cost. Depreciation is provided based on the estimated useful lives of the related assets and is computed on the straight-line method. Estimated useful lives for buildings and improvements are 15 to 30 years and 5 to 13 years for machinery and equipment.

Cost in Excess of Net Assets Acquired

   Cost in excess of net assets acquired is amortized on the straight-line method over periods ranging from 20 to 40 years. Accumulated amortization amounted to approximately $64,391 and $55,054 at December 31, 1996 and 1995, respectively.

   The Company's accounting policy regarding the assessment of the recoverability of the carrying value of goodwill and other intangibles is to review the carrying value of goodwill and other intangibles if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill and other intangibles will not be recoverable, as determined based on undiscounted future cash flows of the Company, the carrying value of goodwill and other intangibles will be reduced to estimated fair value. No impairments were noted in 1996.

Other Assets

   Other assets are comprised of deferred charges related to certain of the Company's debt agreements and other intangible assets that are amortized over periods ranging from one to 20 years. Additionally, other assets include cash restricted for use obtained from borrowings under economic development revenue bonds in the amount of approximately $5,000 and $5,900 at December 31, 1996 and 1995, respectively (see note 6).

Impairment of Long-Lived Assets

   The Company accounts for the impairment of long-lived assets under FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of FAS 121 did not impact the consolidated financial statements of the Company.

Income Taxes

   Income taxes have been provided using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred income taxes resulting from such differences are recorded based on the enacted tax rates that will be in effect when the differences are expected to reverse.

Environmental Expenditures

   Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed or charged to the aforementioned liability.

Derivative Financial Instruments

   The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. They are used as hedges to manage well-defined interest rate (see note 6) and foreign currency risks (see notes 2 and 12). There is currently no accounting required for the forward interest rate swaps due to the forward starting dates and designation as a hedge. The gain or loss from forward foreign currency contracts related to the hedge of a net investment in a foreign entity is accounted for as a component of foreign currency translation adjustments. Discounts or premiums on forward contracts (the difference between the current spot exchange rate and the forward exchange rate at inception of the contract) are amortized to income over the contract lives using the straight-line method. Gains and losses on hedges of receivables denominated in foreign currencies are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Gains and losses on contracts which hedge foreign currency denominated commitments, primarily purchases of fixed assets, are deferred and included in the basis of the transactions underlying the commitments.

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

Research and Development Costs

   Research and development costs are expensed as incurred. Such costs were approximately $18,500, $16,900 and $16,100 for 1996, 1995 and 1994,
respectively.

Grant Accounting

   The Company's manufacturing facility under construction in Mississippi has received various grants from the state of Mississippi and other local authorities. These grants include capital and operating grants. The capital grants are recorded as deferred revenue and amortized into income as the requirements stipulated in the grant are satisfied. The operating grants are recorded as a reduction of operating expenses in the period the reduction occurs. The impact of grants on the 1996, 1995, and 1994 consolidated financial statements was immaterial.

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

2.  ACQUISITION

On December 31, 1995, the Company acquired the Netherlands-based PET resins business (the Business) of Akzo Nobel (Akzo) for a purchase price of approximately $78,500. The acquisition has been accounted for under the purchase method and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated based on estimated fair values at the date of the acquisition. The excess of the purchase price over assets acquired (goodwill) will be amortized on a straight-line basis over 30 years.

Although unlikely, the Company may be required to make contingent payments to Akzo based on contribution margin as defined in the agreement. The cost of any subsequent payments will be allocated to goodwill.

The pro forma effects of the acquisition for 1995 have not been presented due to the immaterial impact of operations of the Business on the Company's consolidated financial statements.

In connection with this acquisition, the Company entered into a contract to purchase PET resin under a take or pay arrangement. The Company purchased 75,000 pounds in 1996. The contract requires that 134,000 pounds be purchased on a declining basis during the period from 1997 to 2000. The purchase price of these volumes is essentially the cost of the raw materials to produce the product plus a processing fee. During 1996 the Company incurred operating losses with respect to this contract and has accrued approximately $3,000 as its best estimate of probable future losses with respect to this contract in the first half of 1997. The Company cannot reasonably estimate losses, if any, beyond that period. It is reasonably possible that the Company's estimate of future losses with respect to this contract will change in the near term.

Also, in conjunction with this acquisition, the Company has entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars in order to reduce the related impact of foreign currency translation adjustments (see note 12).

3.  DIVESTITURES

   In the first quarter of 1996, the Company sold its polyester bonded batting and needle-punched fabric operations located in Charlotte, NC and Commerce, CA for their approximate book value. In August 1995, the Company sold substantially all of the businesses of its New England CRInc. (CRInc.) subsidiary for approximately $16,230. The Company recorded a pretax loss on the sale of $5,500, which decreased 1995 net earnings by approximately $3,400, or $0.10 per share. The operating results of the divested businesses have not had a material impact on the Company's consolidated financial statements.

4.  INVENTORIES

   Inventories consist of the following:

                                                        December 31,
                                                    1996             1995
                                                   ------           ------
Raw materials . . . . . . . . . . .               $ 65,552        $ 85,318
Finished and semi-finished goods. .                 78,280         101,435
Supplies. . . . . . . . . . . . . .                 14,853          13,471
                                                  --------        --------
                                                  $158,685        $200,224
                                                  ========        ========

At December 31, 1996 and 1995, the excess of current replacement cost over the carrying value of inventories costed using the LIFO method amounted to approximately $-0- and $24,878, respectively.

5.  ACCRUED LIABILITIES

   Accrued liabilities consist of the following:
                                                        December 31,
                                                   1996             1995
                                                  ------           ------
Payroll and other compensation. . .               $ 7,573         $11,069
Retirement plans. . . . . . . . . .                 5,176           8,215
Property and other taxes. . . . . .                 4,841           3,947
Interest. . . . . . . . . . . . . .                 3,065           2,419
Other . . . . . . . . . . . . . . .                20,665          24,718
                                                  -------         -------
                                                  $41,320         $50,368
                                                  =======         =======

6.  BORROWING ARRANGEMENTS

Long-term debt consists of the following:
                                                        December 31,
                                                    1996           1995
                                                   ------         ------
Revolving credit loan facility and competitive
bid loans . . . . . . . . . . . . .               $ 75,000       $ 75,000
Uncommitted lines of credit . . . .                 59,699         13,000
Serialized senior unsecured notes,
 9.02% - 9.26%, due 1997-1999 . . .                100,000        100,000
Economic development revenue bonds, at variable
 interest rates, due 2010-2022. . .                 54,500         54,500
8.41% senior unsecured note, due 2000               30,000         30,000
Other . . . . . . . . . . . . . . .                    367            514
                                                  --------       --------
                                                   319,566        273,014
     Less current portion . . . . .                    159            147
                                                  --------       --------
                                                  $319,407       $272,867
                                                  ========       ========

   On February 8, 1995, the Company entered into an unsecured $330,000 Revolving Credit Loan (the Facility) maturing in February 2000 that replaced a reducing revolving loan facility. The terms of the Facility provide the Company the ability to borrow under competitive bid loans (CBLs) which reduce the availability under the Facility and bear interest at the offering bank's prevailing interest rate. The Facility has no scheduled principal repayments and any borrowings under non-CBLs bear interest, at the Company's option, at
(1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%, (2) the LIBOR rate plus applicable margin or (3) the CD rate plus applicable margin. At December 31, 1996, the average interest rate on borrowings under the Facility was approximately 5.75%.

   Terms, rates and maturity dates for the uncommitted lines of credit are agreed upon by the Bank and the Borrower at each borrowing date. At December 31, 1996, the maturities on the outstanding borrowings ranged from 62 to 154 days with interest rates ranging from 5.54% to 5.77%. At year-end, the Company had $115,000 available under these lines.

   The economic development revenue bonds (the Bonds) are tenderable by the holders and are secured by letters of credit aggregating approximately $55,800 at December 31, 1996. The average interest rate on the Bonds at December 31, 1996 was approximately 3.73%.

   The Bonds and borrowings under the Facility, serialized senior unsecured notes, CBLs and uncommitted lines of credit are classified as long-term in accordance with the Company's intention and ability to refinance such obligations on a long-term basis.

   During June 1995, the Company entered into forward interest rate swaps to reduce (hedge) the impact of interest rate changes for variable rate borrowings associated with planned capital expenditures over the next four years. The agreements include an aggregate notional amount of $200,000 at December 31, 1996, forward starting dates ranging from June 1997 to May 1998 and maturity dates of at least 5 years thereafter. The Company will pay fixed rates of interest ranging from 6.10% to 6.20%. The Company estimates it would have had to pay approximately $500 and $7,200, at December 31, 1996 and 1995, respectively, to terminate the agreements.

   The Company's financing agreements contain normal financial and restrictive covenants. Based on the net worth covenant, approximately $235,000 of retained earnings at December 31, 1996 is not restricted as to the payment of dividends.

   Aggregate maturities of long-term debt for the next five years are as follows: 1997 -- $159; 1998 -- $40,193; 1999 -- $40,015; 2000 -- $239,199
and 2001 -- $0.

   The carrying amounts of the Company's borrowings under its variable rate credit agreements approximate their fair value. The fair values of the Company's fixed rate credit agreements are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's fixed rate debt exceeded the carrying value by approximately $5,800 at December 31, 1996. Prepayment of the fixed rate debt could result in significant penalties.

   During 1996, 1995 and 1994, the Company capitalized interest of $4,755, $3,125 and $2,920, respectively, as part of the cost of capital projects under construction. Interest expense (net) includes interest income of $2,935, $2,563 and $2,000 for 1996, 1995 and 1994, respectively.

7.  INCOME TAXES

   For financial reporting purposes, earnings (loss) before income taxes are as follows:
                                                  Years Ended December 31,
                                                1996       1995       1994
                                               ------     ------     ------
United States. . . . . . . . . . . . .        $68,463    $ 83,206   $ 89,073
Foreign. . . . . . . . . . . . . . . .        (14,314)     32,505     18,927
                                              -------    --------   --------
                                              $54,149    $115,711   $108,000
                                              =======    ========   ========

Significant components of the provision for income taxes are as follows:

                                                 Years Ended December 31,
                                                1996       1995       1994
                                               ------     ------     ------
Current:
  Federal. . . . . . . . . . . . . . .        $17,625     $24,900   $30,208
  State. . . . . . . . . . . . . . . .            955       3,847     5,129
  Foreign. . . . . . . . . . . . . . .            544       3,475     1,985
                                              -------     -------   -------
                                              $19,124     $32,222   $37,322
                                              -------     -------   -------
Deferred:
  Federal. . . . . . . . . . . . . . .        $ 7,846     $ 8,085   $ 5,239
  State. . . . . . . . . . . . . . . .          1,098       1,205       680
  Foreign. . . . . . . . . . . . . . .           (448)        145       (41)
                                              -------     -------   -------
                                                8,496       9,435     5,878
                                              -------     -------   -------
                                              $27,620     $41,657   $43,200
                                              =======     =======   =======

The difference between the provision for income taxes and income taxes computed at the statutory income tax rate is explained as follows:

                                                 Years Ended December 31,
                                                 1996      1995      1994
                                                 ----      ----      ----
Computed at statutory rate. . . . . . .          35.0%     35.0%     35.0%
State taxes, net of federal benefit . .           2.5       2.9       3.5
Differences in income tax rates between
 the United States and foreign countries         (1.2)     (6.3)     (3.4)
Amortization of cost in excess of net
 assets acquired. . . . . . . . . . . .           5.7       2.7       2.9
Foreign losses for which no tax benefit
 has been provided. . . . . . . . . . .          10.5       --        --
Other, net . . . . . . . . . . . . .. .          (1.5)      1.7       2.0
                                                 ----      ----      ----
Effective tax rate. . . . . . . . . . .          51.0%     36.0%     40.0%
                                                 ====      ====      ====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

                                                      December 31,
                                                   1996          1995
                                                   ----          ----
Inventory . . . . . . . . . . . . . . .          $  5,170      $  6,580
Depreciation. . . . . . . . . . . . . .           100,872        91,702
Foreign . . . . . . . . . . . . . . . .             3,956         4,364
Other . . . . . . . . . . . . . . . . .            10,060         9,503
                                                 --------       -------
Total deferred tax liabilities. . . . .           120,058       112,149
                                                 --------       -------
Pension . . . . . . . . . . . . . . . .             3,009         3,521
State deferred benefits . . . . . . . .             4,695         4,291
Long-term liabilities . . . . . . . . .             7,277         7,178
Foreign net operating loss carry forward            5,693            --
Other . . . . . . . . . . . . . . . . .             9,115         9,693
                                                 --------       -------
Total deferred tax assets . . . . . . .            29,789        24,683
Valuation allowance . . . . . . . . . .             5,693            --
                                                 --------       -------
Net deferred tax assets . . . . . . . .            24,096        24,683
                                                 --------       -------
Net deferred tax liabilities. . . . . .          $ 95,962      $ 87,466
                                                 ========       =======

   Deferred taxes have not been provided for approximately $99,763 of undistributed earnings of foreign subsidiaries. The Company intends to reinvest such undistributed earnings for an indefinite period except for distributions upon which incremental taxes would not be material. If all such earnings were distributed, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

   At December 31, 1996, the Company had foreign net operating loss carryforwards (NOLs) of approximately $16,266 for income tax purposes that may be carried forward indefinitely. The NOLs resulted from operations of its European PET resin business. The use of the NOLs is limited to future taxable income of the European PET resin business. For financial reporting purposes, no tax benefit (a deferred tax asset) has been provided for these losses.

8. ENVIRONMENTAL MATTERS

   The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. As discussed in note 1, the Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated.
While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $13,300 and $29,200. In connection with these expenditures, the Company has accrued management's best estimate of probable non-capital environmental expenditures. This amount includes approximately $4,600 accrued for preacquisition environmental contingencies relative to the acquisition discussed in note 2. In addition, future capital expenditures aggregating approximately $10,000 to $36,700 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

9. RETIREMENT PLANS

   The Company has defined benefit and defined contribution pension plans that cover substantially all employees. The Company also has an employee stock ownership plan (the ESOP) covering substantially all domestic employees. The defined contribution plan and the ESOP provide for Company contributions based on the earnings of eligible employees. Expense related to the defined contribution plan amounted to approximately $7,481, $8,351 and $7,840 for the years ended December 31, 1996, 1995 and 1994, respectively. Expense related to the ESOP amounted to approximately $2,369, $2,253 and $2,354 for the years ended December 31, 1996, 1995 and 1994, respectively.

   Benefits under the Wellman International Limited (WIL) and PET Resins-Europe defined benefit plan are based on employees' compensation and length of service, while benefits under defined benefit plans covering domestic employees are based on employees' compensation and length of service or at stated amounts based on length of service. The Company's policy is to fund amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Assets of the plans are invested primarily in equity securities and commingled trust funds. The pension costs (benefits) of the domestic and foreign defined benefit plans consist of the following:

                                               Years Ended December 31,
                                            1996        1995        1994
                                           ------      ------      ------
Service cost. . . . . . . . . . . . .       $  598     $  646     $ (479)
Interest cost on projected benefit
 obligations. . . . . . . . . . . . .        4,761      4,659      3,938
Actual return on plan assets. . . . .       (6,587)    (9,772)      (621)
Net amortization and deferral . . . .          481      5,356     (3,030)
                                            ------     ------     ------
                                            $ (747)    $  889     $ (192)
                                            ======     ======     ======

   The following table sets forth the funded status and amounts included in the Company's consolidated balance sheets at December 31, 1996 and 1995 for the domestic and foreign defined benefit pension plans:

                                                        1996      1995
Actuarial present value of benefit obligations:         ----      -----
  Vested benefit obligations. . . . . .               $62,039    $47,191
                                                      =======    =======
  Accumulated benefit obligations . . .               $62,338    $47,335
                                                      =======    =======
  Projected benefit obligations . . . .               $71,469    $60,453
Plan assets at fair market value. . . .                75,745     59,974
                                                      -------    -------
Funded status . . . . . . . . . . . . .                 4,276       (479)
Unrecognized net gain . . . . . . . . .                (8,940)    (6,901)
Unrecognized net (asset) liability at transition          489        (79)
Unrecognized prior service cost . . . .                (1,070)    (1,169)
                                                      -------    --------
Accrued pension costs . . . . . . . . .               $(5,245)   $(8,628)
                                                      =======    ========

Assumptions used in determining the projected benefit obligation as of December 31 were as follows:

                                             1996       1995       1994
Domestic plans                              ------    -------     ------
  Discount rate                              7.25%      7.25%      8.25%
  Future compensation increase               4.25%      4.25%      4.75%
  Rate of return on plan assets              9.0%       9.0%       8.0%
WIL
  Discount rate                              7.0%       7.5%        9.0%
  Future compensation increase               4.5%       5.0%        6.5%
  Rate of return on plan assets              7.0%       7.5%        9.0%

PET Resins-Europe
  Discount rate                              6.0%
  Future compensation increase               3.0%
  Rate of return on plan assets              6.0%

10. STOCKHOLDERS' EQUITY

The Company has stock option plans (the Plans) which authorize the grant of non-qualified stock options (NQSOs). The maximum number of common shares authorized for grant under the Plans is 3,588,000. For substantially all options granted in connection with the Plans, the option period extends for 11 years from the date of grant with the shares vesting at 20% per year over the first five years. The option price for such options is equal to the fair value of the Company's common stock at the date of grant.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options at least equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models for determining compensation expense.

Pro forma information regarding net earnings and earnings per common share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996 and 1995, respectively: risk-free interest rate of 6.33% and 5.63%; a dividend yield of .84% and .75%; volatility factors of the expected market price of the Company's common stock of .433 and .447;
and a weighted-average expected life of the option of 7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              1996          1995
                                              -----         -----
Pro forma net earnings                       $25,889      $74,037
Pro forma earnings per common share          $  0.79      $  2.20

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2000.

A summary of the Company's stock option activity and related information for the three years ended December 31, 1996 follows:

                                                                   Weighted
                                                                   Average
                                                                    Price
                                                         Shares   Per Share
                                                         ------   ---------
Outstanding December 31, 1993. . . . . . . . . .       1,782,397   $19.63
  Granted. . . . . . . . . . . . . . . . . . . .         400,900    29.25
  Exercised. . . . . . . . . . . . . . . . . . .        (235,116)   17.21
  Cancelled. . . . . . . . . . . . . . . . . . .         (80,550)   22.24
                                                       ---------   ------
Outstanding December 31, 1994. . . . . . . . . .       1,867,631    21.89
  Granted. . . . . . . . . . . . . . . . . . . .         428,000    22.75
  Exercised. . . . . . . . . . . . . . . . . . .         (89,597)    9.44
  Cancelled. . . . . . . . . . . . . . . . . . .         (57,560)   23.35
                                                       ---------   ------
Outstanding December 31, 1995. . . . . . . . . .       2,148,474    22.54
  Granted. . . . . . . . . . . . . . . . . . . .         643,900    17.00
  Exercised. . . . . . . . . . . . . . . . . . .         (49,386)   17.44
  Cancelled. . . . . . . . . . . . . . . . . . .         (31,490)   25.32
                                                       ---------   ------
Outstanding December 31, 1996. . . . . . . . . .       2,711,498   $21.28
                                                       =========   ======

At December 31, 1996, options for 1,326,595 shares were exercisable and 59,514 shares were available for future option grants. The weighted-average fair value of options granted in 1996 and 1995 was $8.62 and $11.59, respectively. The following summarizes information related to stock options outstanding at December 31, 1996:

Range of exercise prices                   $11.63 to $19.88  $20.63 to $34.38
                                           ----------------  ----------------

Number outstanding at December 31, 1996           1,468,715         1,242,783
Weighted average remaining contractual life       8.3 years         8.2 years
Weighted average exercise price of
  options outstanding                                $17.49            $25.77
Number exercisable at December 31, 1996             697,575           629,020
Weighted average exercise price of
 options exercisable                                 $17.96            $26.65

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

11. COMMITMENTS AND CONTINGENCIES

   Approximate minimum rental commitments under noncancelable leases (principally for buildings and equipment) during each of the next five years and thereafter are as follows: 1997 -- $3,057; 1998 -$2,713; 1999 -- $1,243;
2000 -- $1,038; 2001 -- $903; and thereafter -- $1,378.

   Rent expense for cancelable and noncancelable operating leases was $6,059, $5,778 and $6,548 for the years ended December 31, 1996, 1995 and 1994, respectively.

   The Company has made certain commitments to expand its polyester production capacity, including the construction of its new polyester resin and fiber facility in Mississippi, with the first stage expected to be completed in late 1998. The anticipated cost to complete this facility at December 31, 1996 is approximately $365,000.

   See notes 2, 6 and 8 for information related to the take or pay arrangement, outstanding letters of credit and environmental matters, respectively.

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters will not have a material adverse effect, if any, on the Company's consolidated financial position or results of operations.

12.  FINANCIAL INSTRUMENTS

   The Company has entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $48,800 and $57,700 at December 31, 1996 and 1995, respectively, in order to reduce the related impact of foreign currency translation adjustments. The Company has designated these contracts as a hedge of a net investment in a foreign entity.

   During 1996, the Company entered into forward foreign currency contracts to exchange U.S. dollars for German marks with an aggregate notional amount of $33,600 at December 31, 1996. These contracts are designed to reduce (hedge) the impact of foreign currency fluctuations relative to fixed asset purchase commitments and have maturity dates ranging from March 1997 through November 1998.

   The Company's European businesses utilize foreign currency debt and forward currency contracts to hedge certain of their accounts receivable and accounts payable denominated in other foreign currencies. The notional amount of such contracts was $21,600 and $7,500 at December 31, 1996 and 1995, respectively.

Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency and interest rate contracts described above and in notes 2 and 6 and temporary cash investments and trade accounts receivable. The counterparties to the off-balance sheet contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties. The Company places its temporary cash investments with high credit quality institutions. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Fair Value of Financial Instruments

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

   Cash and cash equivalents, accounts receivable and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value.

   Borrowing arrangements:  See note 6.

   Forward interest rate swaps:   The fair value of interest rate instruments
is the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

   All of the Company's estimates of fair value and termination cost/benefit for its derivative financial instruments are based on readily available dealer quotes as to the amounts the Company would receive or pay to terminate the contracts.

   The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995:

                                     1996                      1995
                               ------------------      -------------------
                               Carrying      Fair      Carrying      Fair
                                Amount      Value       Amount       Value
                               --------     -----      --------      -----
Nonderivatives
  Cash and cash equivalents   $  2,120    $  2,120     $  3,893    $  3,893
  Accounts receivable          132,296     132,296      145,572     145,572
  Accounts payable              64,019      64,019       89,104      89,104
  Borrowing arrangements       319,566     325,325      279,230     289,230
Derivatives-receive (pay):
  Forward interest rate swaps      --         (487)        --        (7,200)
  Forward foreign currency
   contracts                       --          932         --           --

13.  BUSINESS SEGMENT AND GEOGRAPHIC AREAS

   The Company operates in one business segment: principally the manufacture and sale of polyester products, including Fortrel(R) brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear(TM) PET packaging resins.

   Net sales and operating income for the years ended December 31, 1996, 1995 and 1994 and identifiable assets at the end of each year, classified by the major geographic areas in which the Company operates, are as follows:

                                            1996         1995         1994
                                           ------       ------       ------
Net sales
  U.S. . . . . . . . . . . . . . . . .   $  885,193   $  952,663   $  824,034
  Europe . . . . . . . . . . . . . . .      213,611      156,735      112,099
                                         ----------   ----------   ----------
                                         $1,098,804   $1,109,398   $  936,133
                                         ==========   ==========   ==========
Operating income
  U.S. . . . . . . . . . . . . . . . .   $   83,390   $  101,623   $  103,909
  Europe . . . . . . . . . . . . . . .      (15,266)      31,254       17,832
                                         ----------   ----------   ----------
                                         $   68,124   $  132,877   $  121,741
                                         ==========   ==========   ==========
Identifiable assets
  U.S. . . . . . . . . . . . . . . . .   $1,082,077   $1,011,952   $  940,957
  Europe . . . . . . . . . . . . . . .      121,872      198,721      103,505
                                         ----------   ----------   ----------
                                         $1,203,949   $1,210,673   $1,044,462
                                         ==========   ==========   ==========

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

   Quarterly financial information for the years ended December 31, 1996 and 1995 is summarized as follows:

-----------------------------------------------------------------------------
                      March 31,  June 30,  Sept. 30,   Dec. 31,    Total
Quarter ended           1996      1996       1996(2)    1996       1996
-----------------------------------------------------------------------------
Net sales            $ 301,001  $ 283,850  $ 265,383  $ 248,570  $1,098,804
Gross profit            44,647     45,341     29,081     38,042     157,111
Net earnings (loss)     11,709     11,729     (2,830)     5,921      26,529
Net earnings per
 common share (loss)     $0.35      $0.35     $(0.09)     $0.19       $0.81
                                     37
-----------------------------------------------------------------------------
                     March 31,   June 30,   Sept. 30,  Dec. 31,      Total
Quarter ended          1995      1995(1)     1995       1995         1995
-----------------------------------------------------------------------------

Net sales            $276,066   $293,971   $274,586    $264,775    $1,109,398
Gross profit           62,072     66,620     57,759      36,130       222,581
Net earnings           22,736     21,599     21,134       8,585        74,054
Net earnings per
 common share           $0.67      $0.64      $0.63       $0.26         $2.20

(1) Quarterly net earnings reflect a pretax loss of $5,500, which decreased net earnings by approximately $3,400 ($0.10 per share), related to the sale of CRInc.

(2) Quarterly net earnings reflect a pretax inventory charge of $7,000 resulting from declining raw material costs and selling prices which decreased net earnings by approximately $4,300 ($0.13 per share), and an additional $4,400 ($0.14 per share) in income taxes related to a change in estimate to reflect a higher than expected tax rate for the year.

REPORT OF INDEPENDENT AUDITORS
Board of Directors
Wellman, Inc.

   We have audited the accompanying consolidated balance sheets of Wellman, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. We did not audit the financial statements and schedules of a wholly owned subsidiary of the Company, which statements reflect total assets constituting 7% in 1996 and 9% in 1995 and total revenues constituting 10% in 1996, 14% in 1995 and 12% in 1994 of the related consolidated totals. Those financial statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly-owned subsidiary, is based solely on the report of other auditors.

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

   In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                  ERNST & YOUNG LLP

Charlotte, North Carolina
February 12, 1997

                                     SCHEDULE II

                          VALUATION AND QUALIFYING ACCOUNTS
                      Years Ended December 31, 1996, 1995 and 1994
                                   (In thousands)

                        Balance at   Charged to                      Balance
                        Beginning    Costs and                       at End
       Description       of Year     Expenses   Other    Deductions  of Year
       -----------      ---------    --------   -----    ----------  -------
Allowance for doubtful
 accounts receivable:

  Year ended
   December 31, 1996     $5,335     $1,813   $  (961)(a) $3,576(b)   $ 2,611
                         ======      ======   ======     ======      =======

  Year ended
   December 31, 1995     $4,733      $1,391   $1,301(a)  $2,090(b)   $ 5,335
                         ======      ======   ======     ======      =======

  Year ended
   December 31, 1994     $4,232      $1,101   $ 155 (a)  $  755(b)   $ 4,733
                         ======      ======   ======     ======      =======

(a) Primarily foreign currency translation adjustments, except for 1996 and 1995, which include purchase accounting adjustments of approximately ($930) and $1,250, respectively, related to the acquisition discussed in note 2 to the consolidated financial statements.

(b)  Accounts written off.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------  ---------------------------------------------------------------

   None.



                                    PART III
Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

   "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 are hereby incorporated by reference herein.

Item 11.  Executive Compensation
-------   ----------------------

   "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

   "Introduction" and "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 are hereby incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

   "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is hereby incorporated by reference herein.

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ----------------------------------------------------------------

(a)  1.  Financial Statements
         --------------------

         The consolidated financial statements included in Item 8 are filed as part of this annual report.

     2.  Financial Statement Schedules
         -----------------------------

         The consolidated financial statement schedule included in Item 8 are filed as part of this annual report.

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

  4(a) Loan Agreement dated February 8, 1995 by and between the Company and Fleet National Bank, as agent, and certain other financial institutions (Exhibit 4(a) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

  4(b) Loan Agreement between the Authority and the Company, dated as of December 1, 1992 (Exhibit 4(w) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

  4(c) Promissory Note dated May 15, 1992 of the Company to the City of Florence, SC (Exhibit 4(x) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

  4(d) Registration Rights Agreement dated as of August 12, 1985 by and among the Company, Thomas M. Duff and others (Exhibit 4.7 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

  4(e) Loan Agreement between South Carolina Jobs - Economic Development Authority (the "Authority") and the Company dated as of December 1, 1990 (Exhibit 4(n) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

  4(f) First Supplemental Loan Agreement between the Authority and the Company dated as of April 1, 1991 (Exhibit 4(a) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

  4(g) Note Purchase Agreement dated as of June 14, 1991 between the Company and the Purchasers named in Schedule I thereto (Exhibit 4(b) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

  4(h)(1) Rights Agreement dated as of August 6, 1991 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 1 of the Company's Form 8-K dated as of August 6, 1991 incorporated by reference herein)

  4(h)(2) Amendment to Rights Agreement dated February 26, 1996 between the Company and Continental Stock Transfer and Trust Company (Exhibit
           4.1 of the Company's Form 8-K dated February 28, 1996 incorporated by reference herein)

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

Executive Compensation Plans and Arrangements
---------------------------------------------

10(a) Wellman, Inc. 1985 Amended and Restated Incentive Stock Option Plan (Exhibit 4 of the Company's Registration Statement on Form S-8/S-3, File No. 33-54077, incorporated by reference herein)

10(b)(1) Employment Agreement dated as of January 1, 1990 between the Company and Thomas M. Duff (Exhibit 10(b)(1) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(b)(2) Second Amendment to Employment Agreement dated as of January 1, 1995 between the Company and Thomas M. Duff (Exhibit 10(b)(2) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(c) Employment Agreement dated as of December 1, 1994 between the Company and Clifford J. Christenson (Exhibit 10(c) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(d) Service Agreement dated as of June 26, 1991 between Wellman International Investments Limited and Charles William Beckwith (Exhibit 10(g) of the Company's Form 10-K for the year ended December 31, 1991 incorporated by reference herein)

10(e) Employment Agreement dated as of December 1, 1994 between the Company and Keith R. Phillips (Exhibit 10(e) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(f) Employment Agreement dated as of December 1, 1994 between the Company and James P. Casey (Exhibit 10(f) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(g) Employment Agreement dated as of December 1, 1994 between the Company and Paul D. Apostol (Exhibit 10(g) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(h) Employment Agreement dated as of January 1, 1996 between the Company and Mark Tashjian (Exhibit 10(b) of the Company's Form 10-K for the year ended December 31, 1995 incorporated by reference herein)

10(i) Employment Agreement dated as of May 21, 1996 between the Company and John R. Hobson (Exhibit 10(a) of the Company's Form 10-Q for the period ended June 30, 1996 incorporated by reference herein)

10(j)     Directors Stock Option Plan dated as of December 2, 1991
          (Exhibit 4(a) of the Company's Registration Statement on Form S-8, File No. 33-44822, incorporated by reference herein)

10(k) Management Incentive Compensation Plan (Exhibit 10(h) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

10(l) Summary of Executive Life Insurance Plan (Exhibit 10.22 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

10(m) Description of Directors' Restricted Stock Plan (Exhibit 10(k) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(n) Directors Deferred Compensation Plan (Exhibit 10(l) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(o) Amended and Restated Directors' Retirement Plan (Exhibit 10(m) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(p) Executive Retirement Restoration Plan (Exhibit 10(n) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

Other Material Agreements
-------------------------

10(q) Environmental Agreement dated as of August 8, 1985, by and among the Company, Arthur O. Wellman, Jr., and Edward R. Sacks (Exhibit
          10.12 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

10(r) Post-Closing Escrow Agreement dated August 12, 1985 by and among the Company, Arthur O. Wellman, Jr., Edward R. Sacks and certain other parties (Exhibit 10.2 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

10(s) Letter Agreement, relating to certain environmental matters, dated August 17, 1987, by and among Fiber Industries, Inc. (FI), Hoechst Celanese Corp. (HCC) and Celanese Fibers Inc. (Celanese) (Exhibit
          10.3 of FI's Registration Statement on Form S-1, File No. 33-20626, incorporated herein by reference)

10(t) Trademark Assignment and License, dated January 28, 1988, by and among FI, HCC and Celanese (Exhibit 10.14 of FI's Registration Statement on Form S-1, File No. 33-20626, incorporated herein by reference)

10(u) Inducement Agreement dated April 16, 1996, by and among Wellman of Mississippi, Inc., the Mississippi Department of Economic and Community Development acting for and on behalf of the State of Mississippi, the Mississippi Business Financial Corporation and certain other parties

10(v) PET Supply Agreement, dated December 28, 1995 by and among Wellman B.V. and Akzo Nobel Fibers, B.V., as amended by letter dated August 23, 1996

21        Subsidiaries
23(a)     Consent of Ernst & Young LLP
23(b)     Consent of KPMG
28(a)     Report of KPMG

(b)     Reports on Form 8-K
          -------------------

   None.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1997.

                                     WELLMAN, INC.

                                     By /s/ Thomas M. Duff
                                     ------------------------------
                                     President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 24, 1997.

     Signatures                Title
     ----------                -----
/s/ Thomas M. Duff
--------------------------    President, Chief Executive Officer and
Thomas M. Duff                Director (Principal Executive Officer)

/s/ Keith R. Phillips
--------------------------    Vice President, Chief Financial Officer and
Keith R. Phillips             Treasurer (Principal Financial Officer)

/s/ Mark J. Rosenblum
--------------------------    Vice President, Chief Accounting Officer and
Mark J. Rosenblum             Controller (Principal Accounting Officer)

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

/s/ Allan R. Dragone          Director
--------------------------
Allan R. Dragone

/s/ Richard F. Heitmiller     Director
--------------------------
Richard F. Heitmiller

/s/ Jonathan M. Nelson        Director
-------------------------
Jonathan M. Nelson

/s/ James E. Rogers           Director
-------------------------
James E. Rogers

/s/ Raymond C. Tower          Director
-------------------------
Raymond C. Tower

/s/ Roger A. Vandenberg       Director
-------------------------
Roger A. Vandenberg