Form 10-Q
period 1997-03-31
WELLMAN INC
filed 1997-05-12
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

     As of May 5, 1997, there were 31,113,143 shares of the registrant's common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

        Condensed Consolidated Statements of Income -
             For the three months ended March 31, 1997 and 1996. . . .   3

        Condensed Consolidated Balance Sheets -
             March 31, 1997 and December 31, 1996. . . . . . . . . . .   4

        Condensed Consolidated Statements of Stockholders' Equity -
             For the three months ended March 31, 1997 and the
              year ended December 31, 1996. . . . . . . . . . . . . . .  5

        Condensed Consolidated Statements of Cash Flows -
             For the three months ended March 31, 1997 and 1996. . . .   6

        Notes to Condensed Consolidated Financial Statements . . . . . 7 - 8

   ITEM 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . 9 - 13

PART II - OTHER INFORMATION

   ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                          ----------------
                                                         1997          1996
                                                         ----          ----
Net sales                                              $255,148      $301,001

Cost of sales                                           215,209       256,354
                                                       --------      --------

Gross profit                                             39,939        44,647

Selling, general and administrative
  expenses                                               21,353        21,953
                                                       --------      --------


Operating income                                         18,586        22,694

Interest expense, net                                     3,275         3,938
                                                       --------      --------
Earnings before income taxes                             15,311        18,756

Income taxes                                              6,584         7,047
                                                       --------      --------

Net earnings                                           $  8,727      $ 11,709
                                                       ========      ========

Net earnings per common share                          $   0.28      $   0.35
                                                       ========      ========

Weighted average common shares                           31,146        33,663
                                                       ========      ========


            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                    March 31,    December 31,
                                                      1997           1996
                                                   ----------    ------------
Assets
Current assets:
  Cash and cash equivalents                        $    1,034     $    2,120
  Accounts receivable, less allowance of $ 3,771
   in 1997 and $ 2,661 in 1996                        130,601        132,296
  Inventories                                         150,135        158,685
  Prepaid expenses and other current assets             2,811          3,947
                                                   ----------     ----------
     Total current assets                             284,581        297,048
Property, plant and equipment, at cost:
  Land, buildings and improvements                    122,915        122,047
  Machinery and equipment                             800,986        771,624
                                                   ----------     ----------
                                                      923,901        893,671
  Less accumulated depreciation                       307,271        296,043
                                                   ----------     ----------
     Property, plant and equipment, net               616,630        597,628
Cost in excess of net assets acquired, net            286,802        290,450
Other assets, net                                      18,153         18,823
                                                   ----------     ----------
                                                   $1,206,166     $1,203,949
                                                   ==========     ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                 $   59,703     $   64,019
  Accrued liabilities                                  34,822         41,320
  Current portion of long-term debt                       159            159
                                                   ----------     ----------
     Total current liabilities                         94,684        105,498
Long-term debt                                        326,596        319,407
Deferred income taxes and other liabilities           158,149        155,116
                                                   ----------     ----------
     Total liabilities                                579,429        580,021
Stockholders' equity:
  Common stock, $0.001 par value; 55,000,000
   shares authorized, 33,612,464 shares issued
   in 1997, 33,612,464 in 1996                             34             34
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued                     --             --
  Paid-in capital                                     233,665        233,665
  Foreign currency translation adjustments              6,422          9,853
  Retained earnings                                   436,140        429,900
  Less common stock in treasury at cost:
   2,500,000 shares at March 31, 1997                 (49,524)       (49,524)
                                                   ----------     ----------
     Total stockholders' equity                       626,737        623,928
                                                   ----------     ----------
                                                   $1,206,166     $1,203,949
                                                   ==========     ==========

            See notes to condensed consolidated financial statements.


                                                WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (In thousands, except per share data)


                              COMMON STOCK ISSUED            CURRENCY
                                ---------------   PAID-IN   TRANSLATION   RETAINED  TREASURY
                                SHARES   AMOUNT   CAPITAL   ADJUSTMENTS   EARNINGS    STOCK     TOTAL
                                ------   ------   -------   -----------   --------   -------   --------
Balance at December 31, 1995    33,441    $33    $230,008     $6,849     $413,456   $  ---     $650,346
Net earnings                                                               26,529                26,529
Cash dividends ($0.31 per share)                                          (10,085)              (10,085)
Exercise of stock options           49                861                                           861
Issuance of common stock to
   employee benefit plans          121      1       2,669                                         2,670
Issuance of restricted stock         1                 26                                            26
Tax effect of exercise of
 stock options                                        101                                           101
Currency translation adjustments                               3,004                              3,004
Purchase of treasury stock                                                           (49,524)   (49,524)
                                ------    ---    ---------    ------    ---------    -------   --------
Balance at December 31, 1996    33,612     34     233,665      9,853      429,900    (49,524)   623,928
Net earnings                                                                8,727                 8,727
Cash dividends ($0.08 per share)                                           (2,487)               (2,487)
Currency translation adjustments                              (3,431)                            (3,431)
                                ------    ---    --------     ------     --------   --------   --------

Balance at March 31, 1997       33,612    $34    $233,665     $6,422     $436,140   $(49,524)  $626,737
                                ======    ===    ========     ======     ========   ========   ========





                    See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (In thousands)
                                                          1997          1996
                                                       ---------      ---------
Cash flows from operating activities:
  Net earnings                                          $ 8,727       $ 11,709
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation                                        13,767         14,088
     Amortization                                         2,805          2,878
     Deferred income taxes                                2,868          2,482
     Common stock issued for stock plans                     --          1,792
     Changes in assets and liabilities                      139          2,693
                                                        -------       --------

  Net cash provided by operating activities              28,306         35,642
                                                        -------       --------
Cash flows from investing activities:
  Additions to property, plant and equipment            (35,575)       (30,397)
  Decrease in restricted cash                               132            311
  Proceeds from divestitures                                 --          4,185
                                                        -------       --------

  Net cash used in investing activities                 (35,443)       (25,901)
                                                        -------       --------
Cash flows from financing activities:
  Net borrowings of long-term debt                        8,717          9,463
  Decrease in line of credit with bank                       --         (6,216)
  Dividends paid on common stock                         (2,487)        (2,346)
  Exercise of stock options                                  --            530
                                                        -------       --------

  Net cash provided by financing activities               6,230          1,431
                                                        -------       --------
Effect of exchange rate changes on cash
  and cash equivalents                                     (179)           690
                                                        -------       --------

Increase (decrease) in cash and cash equivalents         (1,086)        11,862
Cash and cash equivalents at beginning of period          2,120          3,893
                                                        -------       --------

Cash and cash equivalents at end of period              $ 1,034       $ 15,755
                                                        =======       ========

Supplemental cash flow data:
  Cash paid (received)during the period for:
    Interest (net of amounts capitalized)               $ 2,381       $ 1,582
    Income taxes                                        $ 4,932       $(8,970)


            See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Information for the three months ended
                       March 31, 1997 and 1996 is unaudited)
                                  (In thousands)


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

2.  NET EARNINGS PER COMMON SHARE

        Net earnings per common share is based on the weighted average number of of common and common equivalent shares (i.e., stock options) outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share as reported herein for the quarters ended March 31, 1997 and 1996.


3.  INVENTORIES

        Inventories consist of the following:

                                          March 31,         December 31,
                                            1997                1996
                                         ---------           ---------
    Raw materials                        $ 54,279            $ 65,552
    Finished and semi-finished goods       81,284              78,280
    Supplies                               14,572              14,853
                                         --------            --------
                                         $150,135            $158,685
                                         ========            ========

4.  ENVIRONMENTAL MATTERS

        The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $12,900 and $29,000. In connection with these expenditures, the Company has accrued an amount at March 31, 1997 representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $7,800 to $27,700 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

5.  CONTINGENCIES

        In connection with the Netherlands-based PET resins business, the Company entered into a contract to purchase PET resin under a take or pay arrangement. The contract requires that 134,000 pounds be purchased on a declining basis during the period from 1997 to 2000. The Company purchased 16,400 pounds in the first three months of 1997. The purchase price of these volumes is essentially the cost of the raw materials to produce the product plus a processing fee. During the first quarter of 1997, the Company incurred operating losses with respect to this contract and has accrued approximately $3,000 as its best estimate of probable future losses with respect to this contract in the six month period from April through September of 1997. The Company cannot reasonably estimate losses, if any, beyond that period. It is reasonably possible that the Company's estimate of future losses with respect to this contract will change in the near term.

                                 WELLMAN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The primary business of Wellman, Inc. is the manufacture and marketing of high-quality polyester products, including Fortrel brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear brand PET (polyethylene terephthalate) packaging resin. In the first quarter, the Company had annual capacity to manufacture approximately 1.1 billion pounds of fiber and over 400 million pounds of resin worldwide at five major production facilities in the United States and Europe. The Company commenced operation of an additional 200 million pounds per year of solid-stated resins production capacity in April 1997. The Company is also the world's largest plastics recycler, utilizing a significant amount of recycled raw materials in its manufacturing operations.

The Fibers Group produces Fortrel textile fibers, which represent approximately 60% of the Company's fiber production. These fibers are used in apparel and home furnishings and produced from two chemical raw materials, purified terephthalic acid (PTA) and monoethylene glycol (MEG). The other 40% of fiber production, primarily fiberfill and carpet fibers, is manufactured by the Recycled Products Group from recycled raw materials, including producer wastes and postconsumer PET soft drink bottles. The Company's PET resins, produced by the Packaging Products Group from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

Net sales for the three months ended March 31, 1997 decreased 15.2% to $255.1 million from $301.0 million for the three months ended March 31, 1996. This was primarily the result of significantly lower selling prices which more than offset higher sales volume. Sales for the Fibers Group decreased 7.2% to $105.4 million in the 1997 period from $113.6 million in the 1996 period due to lower polyester fiber selling prices more than offsetting slightly higher sales volume. Sales for the Recycled Products Group (RPG) decreased 11.8% to $94.7 million in the 1997 period from $107.4 million in the year-ago period as a result of continued worldwide declines in polyester fiber selling prices which outpaced modest improvement in sales volumes, and the disposition of certain businesses which had sales of $3.3 million in the first quarter of 1996. Sales for the Packaging Products Group (PPG) decreased 31.3% to $55.0 million in 1997 from $80.1 million in 1996 primarily as a result of significantly lower worldwide PET resin selling prices which were partially offset by substantially higher sales volumes at the Netherlands-based PET resins business.

Gross profit for the three months ended March 31, 1997 decreased 10.5% to $39.9 million from $44.6 million for the comparable period in 1996. The gross profit margin was 15.7% for the 1997 period compared to 14.8% for the 1996 period. Gross profit for the Fibers Group increased primarily as a result of lower overall costs which more than offset lower polyester fiber selling prices.
The first quarter of 1996 was negatively impacted by higher production costs associated with a curtailed production line. Gross profit for the RPG also increased in the first quarter of 1997 versus the same period in 1996 as a direct result of significantly lower raw material costs and slightly higher sales volume. Gross profit for PPG decreased significantly in the first three months of 1997 versus the same period in 1996 as continued weak global market conditions caused lower worldwide PET resin selling prices which outpaced lower raw material costs.

Selling, general and administrative expenses amounted to $21.4 million, or 8.4% of sales, for 1997 compared to $21.9 million, or 7.3% of sales, for 1996.

As a result of the foregoing, operating income was $18.6 million for the first three months of 1997 compared to $22.7 million for the first three months of 1996.

Net interest expense was $3.3 million in 1997 compared to $3.9 million in 1996. Interest expense decreased due to higher interest capitalization resulting from the Company's ongoing capacity expansions.

The effective tax rate was 43.0% in the first quarter of 1997 compared to 37.5% in the comparable 1996 period. The increase resulted from lower total projected earnings in 1997. The businesses where the decrease in projected earnings had the greatest impact were the Irish manufacturing operation and the European PET resin business.

As a result of the foregoing, net earnings in the first three months of 1997 were $8.7 million, or $0.28 per share, compared to $11.7 million, or $0.35 per share, for the first three months of 1996. During the second half of 1996, the Company repurchased 2.5 million shares of its common stock in the open market. This repurchase had no material impact on earnings per share as reported for the 1997 period.

OUTLOOK

Demand for polyester fibers and PET resins is currently strong and expected to improve overall in 1997 compared to 1996. However, previously announced industry capacity expansions, including the Company's, are expected to exceed the higher demand. In April 1997, the Company started-up an additional 200 million pounds per year PET resin production line at the Darlington, S.C. plant.

The higher sales volumes anticipated in 1997 are not expected to contribute materially to the Company's net earnings. Current global capacity oversupply and expected industry capacity expansions continue to exert downward pressure on polyester fiber selling prices. Worldwide PET resins selling prices are expected to improve in the near term; however, continued operating losses are expected in the Netherlands-based PET resins business in 1997. The higher sales volumes and selling price changes are not expected to materially affect the Company's profit margins.

The statements above are forward looking statements subject to the qualifications set forth below in "Forward Looking Statements."

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $28.3 million for the three months ended March 31, 1997 compared to $35.6 million for the three months ended March
31, 1996.   The decrease in cash from operations was primarily the result of lower net earnings and changes in working capital items.

Net cash used in investing activities amounted to $35.4 million in 1997 compared to $25.9 million in 1996. Capital spending amounted to $35.6 million in 1997 compared to $30.4 million in 1996 reflecting the Company's ongoing capacity expansions.

Net cash provided by financing activities amounted to $6.2 million in 1997 compared to $1.4 million in 1996. In 1997, there were net borrowings (line of credit with bank and long-term debt) totaling $8.7 million compared to $3.2 million in 1996.

With the completion of a domestic PET resins capacity expansion in April 1997, the remainder of the Company's ongoing capital investment program primarily includes the construction of a new domestic polyester production facility in Mississippi expected to be operational in phases beginning in late 1998. The Company estimates that its capital expenditures over the next three years could aggregate approximately $350 million. To receive certain incentives provided by the state of Mississippi, the Company expects to issue Rural Economic Development Bonds. The Company believes these bonds, coupled with internally generated funds, its bank facility and other long-term financing are expected to provide adequate liquidity in the future.

The Company's planned capital expenditures in 1997 are approximately $200 to $220 million. The exact amount and timing of the capital spending is difficult to predict since certain projects may extend into 1998 or beyond depending upon equipment delivery and construction schedules.

The Company's financing agreements contain normal financial and restrictive covenants. The Company believes that the financial resources available to it, including $225.0 million available at March 31, 1997 under its $330 million revolving credit facility, unused short-term uncommitted lines of credit aggregating $110.0 million, internally generated funds, and other credit arrangements will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements.

The Company has entered into forward interest rate swaps to reduce (hedge) the impact of interest rate changes for variable rate borrowings associated with planned capital expenditures over the next four years. The agreements include an aggregate notional amount of $200 million at March 31, 1997, forward starting dates ranging from June 1997 to May 1998 and maturity dates of at least 5 years thereafter. The Company will pay fixed rates of interest ranging from 6.10% to 6.20%. The Company estimates it would have received approximately $4.8 million if it had to terminate these agreements at March 31, 1997.

The Company has entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $45.8 million at March 31, 1997 in order to reduce the related impact of foreign currency translation adjustments. This has the effect of converting a portion of U.S. debt to local currency (guilder) debt. The Company has designated these contracts as a hedge of a net investment in a foreign entity. At March 31, 1997, the Company estimates it would receive approximately $2.6 million if these contracts were terminated.

The Company has also entered into forward foreign currency contracts to exchange U.S. dollars for German marks with an aggregate notional amount of $23.7 million at March 31, 1997. These contracts are designed to reduce (hedge) the impact of foreign currency fluctuations relative to fixed asset purchase commitments and have maturity dates ranging from April 1997 through November 1998. At March 31, 1997, the Company would have had to pay approximately $.8 million to terminate these contracts.

The Company's European businesses utilize foreign currency debt and forward currency contracts to hedge certain of their accounts receivable and accounts payable denominated in other foreign currencies. At March 31, 1997, the notional amount of such contracts was $16.1 million and the cost to terminate these contracts was immaterial.

The Company's estimates with respect to the values of its derivative instruments are based on readily available dealer quotes.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share as reported herein for the quarters ended March 31, 1997 and 1996.

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

         10(a) Third Amendment to Employment Agreement dated as of January 1, 1997 between the Company and Thomas M. Duff.

         27       Financial Data Schedule.

    (b)  Reports on Form 8-K.

         None.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WELLMAN, INC.



Dated May 12, 1997                              By /s/ Keith R. Phillips
      --------------                            ------------------------
                                                Keith R. Phillips
                                                Vice President, Chief Financial
                                                Officer and Treasurer (Principal
                                                Financial Officer)





Dated May 12, 1997                              By /s/ Mark J. Rosenblum
      -------------                             ------------------------
                                                Mark J. Rosenblum
                                                Vice President, Chief Accounting
                                                Officer and Controller
                                                (Principal Accounting Officer)