Form 10-Q
period 1997-06-30
WELLMAN INC
filed 1997-08-12
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

     As of August 4, 1997, there were 31,113,143 shares of the registrant's common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

        Condensed Consolidated Statements of Income -
             For the three and six months ended June 30, 1997 and 1996   3

        Condensed Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996 . . . . . . . . . . .   4

        Condensed Consolidated Statements of Stockholders' Equity. . .   5

        Condensed Consolidated Statements of Cash Flows -
             For the six months ended June 30, 1997 and 1996   . . . .   6

        Notes to Condensed Consolidated Financial Statements . . . . . 7 - 8

   ITEM 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . 9 - 14

PART II - OTHER INFORMATION

   ITEM 4 - Submission of Matters to a Vote of Security Holders. . . .  15

   ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                         THREE MONTHS          SIX MONTHS
                                        ENDED JUNE 30,        ENDED JUNE 30,
                                        -------------         --------------
                                        1997      1996        1997      1996
                                       ------    ------      ------    ------
Net sales                             $279,211  $283,850    $534,359  $584,851

Cost of sales                          237,123   238,509     452,332   494,863
                                      --------  --------    --------  --------
Gross profit                            42,088    45,341      82,027    89,988

Selling, general and
 administrative expenses                21,397    22,739      42,750    44,696

Restructuring charges                    7,469        --       7,469        --
                                      --------  --------    --------  --------

Operating income                        13,222    22,602      31,808    45,292

Interest expense, net                    3,922     3,064       7,197     7,002
                                      --------  --------    ---------  -------
Earnings before income taxes             9,300    19,538      24,611    38,290

Income taxes                             3,999     7,809      10,583    14,857
                                      --------  --------    --------  --------

Net earnings                          $  5,301  $ 11,729    $ 14,028  $ 23,433
                                      ========  ========    ========  ========

Net earnings per common share         $   0.17  $   0.35    $   0.45  $   0.69
                                      ========  ========    ========  ========

Weighted average common shares          31,129    33,779      31,137    33,741
                                      ========  ========    ========  ========


            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                      June 30,    December 31,
                                                       1997           1996
                                                    ----------    ------------
Assets
Current assets:
  Cash and cash equivalents                        $       --     $    2,120
  Accounts receivable, less allowance of $ 4,327
   in 1997 and $ 2,611 in 1996                        138,854        132,296
  Inventories                                         144,969        158,685
  Prepaid expenses and other current assets             2,342          3,947
                                                   ----------     ----------
     Total current assets                             286,165        297,048
Property, plant and equipment, at cost:
  Land, buildings and improvements                    124,745        122,047
  Machinery and equipment                             846,867        771,624
                                                   ----------     ----------
                                                      971,612        893,671
  Less accumulated depreciation                       313,312        296,043
                                                   ----------     ----------
     Property, plant and equipment, net               658,300        597,628
Cost in excess of net assets acquired, net            284,033        290,450
Other assets, net                                      11,967         18,823
                                                   ----------     ----------
                                                   $1,240,465     $1,203,949
                                                   ==========     ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                 $   65,713     $   64,019
  Accrued liabilities                                  33,200         41,320
  Current portion of long-term debt                       159            159
                                                   ----------     ----------
     Total current liabilities                         99,072        105,498
Long-term debt                                        349,996        319,407
Deferred income taxes and other liabilities           164,519        155,116
                                                   ----------     ----------
     Total liabilities                                613,587        580,021
Stockholders' equity:
  Common stock, $0.001 par value; 55,000,000
   shares authorized, 33,612,464 shares issued
   in 1997, 33,612,464 in 1996                             34             34
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued                     --             --
  Paid-in capital                                     233,665        233,665
  Foreign currency translation adjustments              4,058          9,853
  Retained earnings                                   438,645        429,900
  Less common stock in treasury at cost:
   2,500,000 shares                                   (49,524)       (49,524)
                                                   ----------     ----------
     Total stockholders' equity                       626,878        623,928
                                                   ----------     ----------
                                                   $1,240,465     $1,203,949
                                                   ==========     ==========

            See notes to condensed consolidated financial statements.

                                                WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (In thousands)



                              COMMON STOCK ISSUED            CURRENCY
                                ---------------   PAID-IN   TRANSLATION   RETAINED  TREASURY
                                SHARES   AMOUNT   CAPITAL   ADJUSTMENTS   EARNINGS    STOCK     TOTAL
                                ------   ------   -------   -----------   --------   -------   --------
Balance at December 31, 1995    33,441    $33    $230,008     $6,849      $413,456  $     --   $650,346
Net earnings                                                                26,529               26,529
Cash dividends ($0.31 per share)                                           (10,085)             (10,085)
Exercise of stock options           49                861                                           861
Issuance of common stock to
 employee benefit plans            121      1       2,669                                         2,670
Issuance of restricted stock         1                 26                                            26
Tax effect of exercise of
 stock options                                        101                                           101
Currency translation adjustments                               3,004                              3,004
Purchase of treasury stock                                                           (49,524)   (49,524)
                                ------    ---    ---------    ------     ---------   -------   --------
Balance at December 31, 1996    33,612     34     233,665      9,853       429,900   (49,524)   623,928
Net earnings                                                                14,028               14,028
Cash dividends ($0.17 per share)                                            (5,283)              (5,283)
Currency translation adjustments                              (5,795)                            (5,795)
                                ------    ---    --------     ------     --------   --------   --------

Balance at June 30, 1997        33,612    $34    $233,665     $4,058      $438,645  $(49,524)  $626,878
                                ======    ===    ========     ======      ========  ========   ========





                    See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (In thousands)

                                                          1997          1996
                                                         -----           ----
Cash flows from operating activities:
  Net earnings                                          $14,028        $23,433
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation                                        29,841         28,814
     Amortization                                         5,600          6,439
     Deferred income taxes                                4,540          4,348
     Common stock issued for stock plans                     --          2,670
     Changes in assets and liabilities                   (3,774)        (8,593)
                                                        -------        -------

  Net cash provided by operating activities              50,235         57,111
                                                        -------        -------
Cash flows from investing activities:
  Additions to property, plant and equipment            (84,787)       (67,186)
  Other investing activities                              5,016          4,645
                                                        -------        -------

  Net cash used in investing activities                 (79,771)       (62,541)
                                                        -------        -------
Cash flows from financing activities:
  Net borrowings of long-term debt                       32,905         31,747
  Net decrease in line of credit with bank                   --         (6,216)
  Dividends paid on common stock                         (5,283)        (5,030)
  Exercise of stock options                                  --            935
  Purchase of treasury stock                                 --         (3,955)
                                                        -------        -------

  Net cash provided by financing
   activities                                            27,622         17,481
                                                        -------        -------
Effect of exchange rate changes on cash
  and cash equivalents                                     (206)          (328)
                                                        -------        -------

Increase (decrease) in cash and cash equivalents         (2,120)        11,723
Cash and cash equivalents at beginning of period          2,120          3,893
                                                        -------        -------

Cash and cash equivalents at end of period              $   -0-        $15,616
                                                        =======        =======

Supplemental cash flow data:
  Cash paid during the period for:
    Interest (net of amounts capitalized)               $ 8,311        $ 7,080
    Income taxes                                        $13,616        $ 2,566


            See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and six months ended
                       June 30, 1997 and 1996 is unaudited)
                                  (In thousands)


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

2.  NET EARNINGS PER COMMON SHARE

        Net earnings per common share is based on the weighted average number of common and common equivalent shares (i.e., stock options) outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share as reported herein for the three months ended June 30, 1997 and 1996. The impact is not expected to result in any change in primary earnings per share for the six months ended June 30, 1997, but is expected to result in an increase of $0.01 for the six months ended June 30, 1996.

3.  INVENTORIES

        Inventories consist of the following:

                                          June 30,          December 31,
                                            1997                1996
                                         ---------           ---------
    Raw materials                        $ 53,265            $ 65,552
    Finished and semi-finished goods       77,802              78,280
    Supplies                               13,902              14,853
                                         --------            --------
                                         $144,969            $158,685
                                         ========            ========

4.  ENVIRONMENTAL MATTERS

        The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $12,400 and $28,400. In connection with these expenditures, the Company has accrued an amount at June 30, 1997 within this range representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $9,000 to $29,400 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

5.  RESTRUCTURING CHARGES

       During the second quarter of 1997, the Company implemented a restructuring plan designed to reduce costs and enhance the overall competitiveness of its European operations, resulting in a pre-tax restructuring charge of $7,469. This charge reduced net earnings for the three months ended June 30, 1997 by approximately $4,300 or $0.14 per share. Approximately $4,600 of the restructuring charge is estimated costs for the modification and reduction of certain supply and service agreements at the Company's Netherlands-based PET resin business. This includes the modification of its take-or-pay supply arrangement, reducing the number of pounds required to be purchased during the period from 1997 to 2000 from 134,000 pounds to an immaterial amount. Also at June 30, 1997, the Company had accrued approximately $1,200 as its best estimate for probable future losses on the take-or-pay supply arrangement with respect to the remaining period prior to October 1, 1997 when the contract modification takes effect. The restructuring charge also includes $2,400 in termination benefits for 61 employees at its recycled fiber operation in Ireland. Approximately $2,400 has been paid-out against the restructuring accrual at June 30, 1997.

                                 WELLMAN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The primary business of Wellman, Inc. is the manufacture and marketing of high-quality polyester products, including Fortrel brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear brand PET (polyethylene terephthalate) packaging resin. In the second quarter, the Company had annual capacity to manufacture approximately 1.1 billion pounds of fiber and over 400 million pounds of resin worldwide at five major production facilities in the United States and Europe. The Company commenced operation of an additional 200 million pounds per year of resin production capacity in April 1997. The Company is also the world's largest plastics recycler, utilizing a significant amount of recycled raw materials in its manufacturing operations.

The Fibers Group produces Fortrel textile fibers, which represent approximately 60% of the Company's fiber production. These fibers, which are used in apparel and home furnishings, are produced from two chemical raw materials, purified terephthalic acid (PTA) and monoethylene glycol (MEG). The other 40% of fiber production, primarily fiberfill and carpet fibers, is manufactured by the Recycled Products Group from recycled raw materials, including producer wastes and postconsumer PET soft drink bottles. The Company's PET resins, produced by the Packaging Products Group from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

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

The Company plans to substantially increase its PET resin and polyester fiber production capacity through the construction of a new, state-of-the-art production facility in Mississippi expected to be operational in phases beginning in late 1998. As a result, the Company's production mix is expected to be approximately 50% fibers and 50% PET resins.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

    Net sales for the three months ended June 30, 1997 decreased 1.6% to $279.2 million from $283.9 million for the three months ended June 30, 1996. Sales for the Fibers Group declined 6.7% to $107.1 million in the 1997 period from $114.7 million in the 1996 period due to significantly lower polyester fiber selling prices. Sales for the Recycled Products Group (RPG) increased 3.0% to $98.1 million in the 1997 period from $95.2 million in the year-ago period due to higher domestic fiber sales volume and increased sales in other divisions which more than offset worldwide declines in polyester fiber selling prices. Sales for the Packaging Products Group (PPG) increased slightly to $74.0 million in 1997 from $73.9 million in 1996 due to higher worldwide PET resin sales volumes which offset significantly lower worldwide selling prices. In April 1997, the Company commenced operation of an additional 200 million pounds per year PET resin production line at its Darlington, S.C. plant.

    Gross profit for the three months ended June 30, 1997 decreased 7.2% to $42.1 million in 1997 from $45.3 million for the comparable 1996 period. The gross profit margin for the 1997 period was 15.1% compared to 16.0% in the 1996 period. Gross profit for the Fibers Group increased in the 1997 period compared to the 1996 period due to continued lower overall costs which more than offset lower polyester fiber selling prices. The second quarter of 1996 was negatively impacted by higher production costs associated with a curtailed production line. Gross profit for the RPG also increased in the 1997 period compared to the 1996 period as a result of significantly lower raw material costs and higher sales volume. Gross profit for the PPG decreased significantly in the 1997 period compared to the same period in 1996 as weak global market conditions caused lower worldwide resin selling prices which outpaced lower raw material costs.

    Selling, general and administrative expenses amounted to $21.4 million, or 7.7% of sales, for 1997 compared to $22.7 million, or 8.0% of sales, for 1996.

    During the second quarter of 1997, the Company implemented a restructuring plan designed to reduce costs and enhance the competitive position of its European operations, resulting in a pre-tax restructuring charge of approximately $7.5 million. The primary components of the restructuring charge relate to the modification and reduction of certain supply and service agreements at the Company's Netherlands-based PET resin business and termination benefits related to a workforce reduction at the recycled fiber operation in Ireland. See Note 5 of the Notes to Condensed Consolidated Financial Statements. The restructuring plan is expected to result in approximately $5 to $7 million in annual savings for 1998.

    As a result of the foregoing, operating income was $13.2 million for the second quarter of 1997, or $20.7 million excluding the restructuring charge, compared to $22.6 million for the second quarter of 1996.

    Net interest expense was $3.9 million in 1997 compared to $3.1 million in 1996. Interest expense increased because outstanding borrowings unrelated to the construction of new facilities increased. Interest related to such construction is currently being capitalized.

    The effective income tax rate was 43.0% in the second quarter of 1997 versus 40.0% in the comparable 1996 period. The Company's effective tax rate is determined based on projected annual earnings at the end of each quarter and is impacted by the relationship to pre-tax income of certain nondeductible items and foreign income. The increase resulted from a change in the components of projected earnings for 1997 as compared to 1996.

    As a result of the foregoing, net earnings in the three months ended June 30, 1997 were $5.3 million, or $0.17 per share. Excluding the restructuring charge, net earnings for this period were $9.6 million, or $0.31 per share, compared to $11.7 million, or $0.35 per share, for the three months ended June 30, 1996. During the second half of 1996, the Company repurchased 2.5 million shares of its common stock in the open market. This repurchase had no material impact on earnings per share as reported for the 1997 period.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Net sales for the six months ended June 30, 1997 decreased approximately 8.6% to $534.4 million from $584.9 million for the six months ended June 30, 1996. Sales for the Fibers Group decreased 6.9% to $212.5 million in the 1997 period from $228.3 million in the 1996 period due to significantly lower polyester fiber selling prices. Sales for the RPG decreased 4.8% to $192.8 million in the first half of 1997 from $202.6 million in the first half of 1996 primarily as a result of continued worldwide declines in polyester fiber selling prices, with the Company's fiber operation in Ireland experiencing the most significant decreases. The selling price declines, along with the disposition of certain businesses which had sales in the first half of 1996 of $3.3 million, offset modest improvements in sales volumes and increased sales in other divisions. Sales for the PPG decreased 16.2% to $129.0 million in the first six months of 1997 from $154.0 million for the comparable period in 1996 as a result of significantly lower worldwide PET resin selling prices, which more than offset a substantial increase in PET resin sales volumes. In April 1997, the Company commenced operation of an additional 200 million pounds per year PET resin production line at its Darlington, S.C. plant.

    Gross profit for the six months ended June 30, 1997 decreased 8.8% to $82.0 million in the 1997 period compared to $90.0 million for the 1996 period. The gross profit margin for the 1997 period remained unchanged at 15.4%. Gross profit for the Fibers Group increased in the first six months of 1997 compared to 1996 due to continued lower overall costs which more than offset lower polyester fiber selling prices. The first half of 1996 was negatively impacted by higher production costs associated with a curtailed production line. Gross profit for the RPG increased in the first half of 1997 primarily as a result of significantly lower raw material costs and higher sales volume. Gross profit for the PPG decreased significantly in the first half of 1997 compared to the year-ago period as continued weak global market conditions caused lower worldwide resin selling prices which outpaced lower raw material costs.

    Selling, general and administrative expenses amounted to $42.8 million, or 8.0% of sales, for the 1997 period compared to $44.7 million, or 7.6% of sales, for the 1996 period.

    During the second quarter of 1997, the Company implemented a restructuring plan designed to reduce costs and enhance the competitive position of its European operations, resulting in a pre-tax restructuring charge of approximately $7.5 million. The primary components of the restructuring charge relate to the modification and reduction of certain supply and service agreements at the Company's Netherlands-based PET resin business and termination benefits related to a workforce reduction at the recycled fiber operation in Ireland. See Note 5 of the Notes to Condensed Consolidated Financial Statements. The restructuring plan is expected to result in approximately $5 to $7 million in annual savings for 1998.

    As a result of the foregoing, operating income was $31.8 million for the first six months of 1997, or $39.3 million excluding the restructuring charge, versus $45.3 million for the comparable 1996 period.

    Net interest expense was $7.2 million for the first six months of 1997 compared to $7.0 million for the first six months of 1996. Interest expense increased due to an increase in outstanding borrowings which was partially offset by higher interest income and higher interest capitalization resulting from the Company's ongoing capacity expansion.

    The effective income tax rate was 43.0% in the first six months of 1997 compared to 38.8% in the comparable 1996 period. The Company's effective tax rate is determined based on projected annual earnings at the end of each quarter and is impacted by the relationship to pre-tax income of certain nondeductible items and foreign income. The increase resulted from a change in the components of projected earnings for 1997 as compared to 1996.

    As a result of the foregoing, net earnings for the six months ended June 30, 1997 were $14.0 million, or $0.45 per share. Excluding the restructuring charge, net earnings for this period were $18.3 million, or $0.59 per share, compared to $23.4 million, or $0.69 per share, for the six months ended June 30, 1996. During the second half of 1996, the Company repurchased 2.5 million shares of its common stock in the open market. This repurchase had no material impact on earnings per share as reported for the 1997 period.

OUTLOOK

    Total worldwide polyester fiber and PET resin sales volumes are expected to improve in 1997 due to continued good demand and the April 1997 start-up of a new, previously-announced 200 million pounds per year PET resin production line at the Darlington, SC plant. A fire at the fiber plant in Ireland in late July 1997 is expected to modestly reduce sales volumes.

    The higher sales volumes anticipated in 1997 are not expected to contribute materially to the Company's net earnings due to lower selling prices and profit margins for its products. After declining throughout 1996 and early 1997, worldwide polyester fiber selling prices have recently stabilized and PET resin selling prices have recently improved. However, global capacity oversupply and expected U.S. industry capacity expansions are expected to continue to exert downward pressure on selling prices for both products.


    The Netherlands-based PET resins business is expected to incur an operating loss in 1997. As part of the restructuring charge mentioned in Note 5 above, the Company reduced the volume required to be purchased under a take-or-pay supply arrangement. Although this will result in lower PET resin sales volumes in Europe beginning in the fourth quarter of 1997, it is expected to benefit operating profit in 1998.

    The statements above are forward-looking statements subject to the qualifications set forth below in "Forward Looking Statements."

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash from operations of $50.2 million for the six months ended June 30, 1997 compared to $57.1 million for the six months ended June 30, 1996. The decrease in cash from operations was primarily the result of significantly lower net earnings.

    Net cash used in investing activities totaled $79.8 million for the first half of 1997 compared to $62.5 million in the first half of 1996. This was primarily the result of additions to property, plant and equipment which totaled $84.8 million in the 1997 period compared to $67.2 million in the 1996 period.

    Net cash provided by financing activities totaled $27.6 million for the six months ended June 30, 1997 compared to $17.5 million in the comparable period in 1996. In the 1997 period, net borrowings (line of credit with bank and long-term debt) totaled $32.9 million compared to $25.5 million in the 1996 period. In addition, the Company's purchase of treasury stock in the first half of 1996 totaled $4.0 million.

    With the completion of a domestic PET resins capacity expansion in April 1997, the remainder of the Company's ongoing capital investment program primarily includes the construction of a new domestic polyester production facility in Mississippi expected to be operational in phases beginning in late 1998. The Company estimates that its capital expenditures through the end of 1998 could aggregate approximately $320 to $340 million. To receive certain incentives provided by the state of Mississippi, the Company expects to issue Rural Economic Development Bonds.

    The Company's planned capital expenditures in the remainder of 1997 are approximately $130 to $150 million. The exact amount and timing of the capital spending is difficult to predict since certain projects may extend into 1998 or beyond depending upon equipment delivery and construction schedules.

    The Company's financing agreements contain normal financial and restrictive covenants. The Company believes that the financial resources available to it, including $215 million available at June 30, 1997 under its $330 million revolving credit facility, unused short-term uncommitted lines of credit aggregating $135 million, internally generated funds, and other credit arrangements will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements.

    The Company has entered into forward interest rate swaps to reduce (hedge) the impact of interest rate changes for variable rate borrowings associated with planned capital expenditures over the next four years. The agreements include an aggregate notional amount of $200 million at June 30, 1997. Of this amount, $150 million have forward starting dates ranging from October 1997 to May 1998 and maturity dates of at least 5 years thereafter. The Company will pay fixed rates of interest ranging from 6.10% to 6.20%. The Company estimates it would have received approximately $1.3 million if it had to terminate these agreements at June 30, 1997.

    The Company has entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $21.8 million at June 30, 1997 in order to reduce the related impact of foreign currency translation adjustments. This has the effect of converting a portion of U.S. debt to local currency (guilder) debt. The Company has designated these contracts as a hedge of a net investment in a foreign entity. At June 30, 1997, the Company estimates it would receive approximately $2.3 million if these contracts were terminated.

    The Company has also entered into forward foreign currency contracts to exchange U.S. dollars for German marks with an aggregate notional amount of $13.6 million at June 30, 1997. These contracts are designed to reduce (hedge) the impact of foreign currency fluctuations relative to fixed asset purchase commitments and have maturity dates ranging from July 1997 through November 1998. At June 30, 1997, the Company would have had to pay approximately $1.4 million to terminate these contracts.

    The Company's European businesses utilize foreign currency debt and forward currency contracts to hedge certain of their accounts receivable and accounts payable denominated in other foreign currencies. At June 30, 1997, the notional amount of such contracts was $12.4 million and the cost to terminate these contracts was immaterial.

    The Company's estimates with respect to the values of its derivative instruments are based on readily available dealer quotes.

FORWARD LOOKING STATEMENTS

    Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, when used in this Form 10-Q, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, demand and competition for polyester fiber and PET resins, availability and cost of raw materials, levels of production capacity and announced changes thereto, changes in interest rates and foreign currency exchange rates, work stoppages, natural disasters, U.S., European and global economic conditions and changes in laws and regulations, prices of competing products, such as cotton and aluminum, and the Company's ability to complete expansions and other capital projects on time and budget and to maintain the operations of its existing production facilities.
The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Stockholders was held on May 20, 1997.

    (b) Not applicable.

    (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

        1. The nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:
             Name                     For     Against/Withheld
             ----                     ---     ----------------

         Thomas M. Duff             26,970,903   1,207,784

         Clifford J. Christenson    26,961,018   1,217,669

         James B. Baker             26,969,054   1,209,633

         C. William Beckwith        26,953,816   1,224,871

         Peter H. Conze             26,932,487   1,246,200

         Allan R. Dragone           26,942,051   1,236,636

         Richard F. Heitmiller      26,951,243   1,227,444

         Jonathan M. Nelson         26,954,362   1,224,325

         James E. Rogers            26,955,973   1,222,714

         Raymond C. Tower           26,945,891   1,232,796

         Roger A. Vandenberg        26,957,197   1,221,490

            As a result, all of the above nominees were elected to the Board.

        2. The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit the Company's books and accounts for the fiscal year ending December 31, 1997 received the following votes: 27,985,787 votes cast for, 121,747 votes cast against, 71,153 abstentions and no broker non-votes. As a result, the Board's selection of Ernst & Young LLP was approved.

        3. The proposal to ratify the adoption of the 1997 Stock Option Plan received the following votes: 19,327,520 votes cast for, 2,676,141 votes cast against, 42,462 abstentions and 6,032,563 broker non-votes. As a result, the adoption of the 1997 Stock Option Plan was approved.

        4. The stockholder proposal to request the Board of Directors to redeem the shareholder rights issued on August 6, 1991 unless the issue is approved by the majority of stockholders received the following votes: 13,767,999 votes cast for, 7,871,286 votes cast against, 506,839 abstentions and 6,032,564 broker non-votes. As a result, the stockholder proposal was defeated.

    (d) Not applicable.                 15

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

        10(a) Wellman, Inc. 1997 Stock Option Plan.

        10(b) Amendment to PET Supply Agreement, dated December 28, 1995 by and among Wellman B.V. and Akzo Nobel Fibers, B.V., as amended by letter dated August 23, 1996.

        27    Financial Data Schedule.

    (b)  Reports on Form 8-K.

              None.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WELLMAN, INC.



Dated August 12, 1997                           By /s/ Keith R. Phillips
      -------------                             ------------------------
                                                Keith R. Phillips
                                                Chief Financial Officer,
                                                Vice President and Treasurer
                                                (Principal Financial Officer)





Dated August 12, 1997                           By /s/ Mark J. Rosenblum
      -------------                             ------------------------
                                                Mark J. Rosenblum
                                                Chief Accounting Officer,
                                                Vice President and Controller
                                                (Principal Accounting Officer)