Form 10-Q
period 1997-09-30
WELLMAN INC
filed 1997-11-12
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                                  (732) 542-7300
                                  --------------
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X     No

     As of November 10, 1997, there were 31,127,043 shares of the registrant's common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

        Condensed Consolidated Statements of Income -
         For the three and nine months ended September 30, 1997 and 1996   3

        Condensed Consolidated Balance Sheets -
         September 30, 1997 and December 31, 1996 . . . . . . . . . . .    4

        Condensed Consolidated Statements of Stockholders' Equity . . .    5

        Condensed Consolidated Statements of Cash Flows -
         For the nine months ended September 30, 1997 and 1996. . . . .    6

        Notes to Condensed Consolidated Financial Statements. . . . . .7 - 8

   ITEM 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . 9 - 15

PART II - OTHER INFORMATION

   ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . .     16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                     THREE MONTHS            NINE MONTHS
                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                  ------------------      ------------------
                                    1997       1996         1997      1996
                                   ------     ------       ------    ------
Net sales                        $264,682    $265,383     $799,041  $850,233

Cost of sales                     225,831     236,302      678,163   731,164
                                 --------    --------     --------  --------
Gross profit                       38,851      29,081      120,878   119,069

Selling, general and
 administrative expenses           19,812      22,187       62,563    66,883

Restructuring charges                  --          --        7,469        --
                                 --------    --------     --------  --------

Operating income                   19,039       6,894       50,846    52,186

Interest expense, net               3,015       3,791       10,211    10,793
                                 --------    --------     --------  --------
Earnings before income taxes       16,024       3,103       40,635    41,393

Income taxes                        6,249       5,933       16,831    20,790
                                 --------    --------     --------  --------

Net earnings (loss)              $  9,775    $ (2,830)    $ 23,804  $ 20,603
                                 ========    ========     ========  ========

Net earnings (loss) per
 common share                    $   0.31    $  (0.09)    $   0.76  $   0.62
                                 ========    ========     ========  ========

Weighted average common shares     31,458      32,354       31,244    33,275
                                 ========    ========     ========  ========


            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                 September 30,   December 31,
                                                     1997            1996
                                                  ----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                      $   10,054      $    2,120
   Accounts receivable, less allowance
     of $4,945 in 1997 and $2,661 in 1996            124,229         132,296
   Inventories                                       154,607         158,685
   Prepaid expenses and other current assets           3,416           3,947
                                                    --------       ---------
      Total current assets                           292,306         297,048
Property, plant and equipment, at cost:
   Land, buildings and improvements                  105,664         102,093
   Machinery and equipment                           928,863         791,578
                                                  ----------       ---------
                                                   1,034,527         893,671
   Less accumulated depreciation                     325,747         296,043
                                                  ----------       ---------
      Property, plant and equipment, net             708,780         597,628
Cost in excess of net assets acquired, net           281,597         290,450
Other assets, net                                     11,493          18,823
                                                  ----------       ---------
                                                  $1,294,176      $1,203,949
                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $   60,288      $   64,019
   Accrued liabilities                                42,262          41,320
Current portion of long-term debt                        159             159
                                                  ----------      ----------
      Total current liabilities                      102,709         105,498
Long-term debt                                       385,725         319,407
Deferred income taxes and other liabilities          173,376         155,116
                                                  ----------      ----------
      Total liabilities                              661,810         580,021
Stockholders' equity:
   Common stock, $.001 par value; 55,000,000
    shares authorized, 33,627,043 shares
    issued at September 30, 1997,
    33,612,464 at December 31, 1996                       34              34
   Class B common stock, $.001 par value;
     5,500,000 shares authorized                          --              --
   Paid-in capital                                   233,920         233,665
   Foreign currency translation adjustments            2,314           9,853
   Retained earnings                                 445,622         429,900
   Less common stock in treasury at cost:
    2,500,000 shares                                 (49,524)        (49,524)
                                                  ----------      ----------
      Total stockholders' equity                     632,366         623,928
                                                  ----------      ----------
                                                  $1,294,176      $1,203,949
                                                  ==========      ==========

            See notes to condensed consolidated financial statements.

                                                 WELLMAN, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands, except per share data)


                                  COMMON STOCK
                                     ISSUED                   CURRENCY
                                 ---------------    PAID-IN  TRANSLATION RETAINED  TREASURY
                                 SHARES   AMOUNT    CAPITAL  ADJUSTMENTS EARNINGS   STOCK      TOTAL
                                 ------   ------    -------  -----------  --------   -----    --------
 Balance at December 31, 1995    33,441     $ 33   $ 230,008    $ 6,849   $ 413,456 $    --    $ 650,346
 Net earnings                                                                26,529               26,529
 Cash dividends ($0.31 per share)                                           (10,085)             (10,085)
 Exercise of stock options           49                  861                                         861
 Issuance of common stock to
  employee benefit plans            121        1       2,669                                       2,670
 Issuance of restricted stock         1                   26                                          26
 Tax effect of exercise of stock
  options                                                101                                         101
 Currency translation adjustments                                 3,004                            3,004
 Purchase of treasury stock                                                          (49,524)    (49,524)
                                 ------     ----    --------    --------   -------- --------    --------
 Balance at December 31, 1996    33,612       34     233,665      9,853     429,900  (49,524)    623,928
 Net earnings                                                                23,804               23,804
 Cash dividends ($0.26 per share)                                            (8,082)              (8,082)
 Exercise of stock options           14                  239                                         239
 Issuance of restricted stock         1                   16                                          16
 Currency translation adjustments                                (7,539)                          (7,539)
                                 ------     ----    --------    --------   -------- --------    --------

 Balance at September 30, 1997   33,627     $ 34   $ 233,920    $ 2,314   $ 445,622 $(49,524)  $ 632,366
                                 ======     ====   =========    =======   ========= ========   =========



                     See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (In thousands)
                                                          1997         1996
                                                         -----         ----
Cash flows from operating activities:
  Net earnings                                         $ 23,804      $20,603
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation                                        45,653       43,202
     Amortization                                         8,433        9,958
     Deferred income taxes                                6,545        5,627
     Common stock issued for stock plans                     --        2,669
     Changes in assets and liabilities                    2,009       14,467
                                                       --------      -------

  Net cash provided by operating activities              86,444       96,526
                                                       --------      -------
Cash flows from investing activities:
  Additions to property, plant and equipment           (144,115)     (90,112)
  Other investing activities                              5,016        4,850
                                                       --------      -------

  Net cash used in investing activities                (139,099)     (85,262)
                                                       --------      -------
Cash flows from financing activities:
  Net borrowings of long-term debt                       68,861       55,999
  Net decrease in line of credit with bank                   --       (6,216)
  Dividends paid on common stock                         (8,082)      (7,593)
  Exercise of stock options                                 255          883
  Purchase of treasury stock                                 --      (38,389)
                                                       --------      -------

  Net cash provided by financing activities              61,034        4,684
                                                       --------      -------
Effect of exchange rate changes on cash
  and cash equivalents                                     (445)        (133)
                                                       --------      -------

Increase in cash and cash equivalents                     7,934       15,815
Cash and cash equivalents at beginning of period          2,120        3,893
                                                       --------      -------

Cash and cash equivalents at end of period             $ 10,054      $19,708
                                                       ========      =======

Supplemental cash flow data:
  Cash paid during the period for:
     Interest (net of amounts capitalized)             $  9,922      $ 8,857
     Income taxes                                      $ 13,318      $ 8,238
  Non-cash investing activities financed through
    government grants                                  $ 20,295      $    --

            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and nine months ended
                   September 30, 1997 and 1996 is unaudited)
                                  (In thousands)

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

2.  NET EARNINGS PER COMMON SHARE

        Net earnings per common share is based on the weighted average number of common and common equivalent shares (i.e., stock options) outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share as reported herein for the three months ended September 30, 1997 and 1996. The impact is expected to result in an increase of $0.01 in primary earnings per share for the nine months ended September 30, 1997 and is not expected to result in any change for the nine months ended September 30, 1996.

3.  INVENTORIES

        Inventories consist of the following:

                                        September 30,       December 31,
                                            1997                1996
                                         ---------          ----------
    Raw materials                        $  53,556           $  65,552
    Finished and semi-finished goods        87,994              78,280
    Supplies                                13,057              14,853
                                         ---------           ---------
                                         $ 154,607           $ 158,685
                                         =========           =========

4.  ENVIRONMENTAL MATTERS

        The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $10,500 and $28,400. In connection with these expenditures, the Company has accrued an amount at September 30, 1997 within this range representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $7,800 to $27,700 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

5.  RESTRUCTURING CHARGES

        During the second quarter of 1997, the Company implemented a restructuring plan designed to reduce costs and enhance the overall competitiveness of its European operations, resulting in a pretax charge of $7,469. Approximately $4,600 of the restructuring charge is estimated costs for the modification and reduction of certain supply and service agreements at the Company's Netherlands-based PET resin business. This includes the modification of its take-or-pay supply arrangement, reducing the number of pounds required to be purchased during the period from 1997 to 2000 from 134,000 to an immaterial amount. The restructuring charge also includes $2,400 in termination benefits for 61 employees at its recycled fibers operation in Ireland. Approximately $600 and $3,000 has been charged against the restructuring accrual during the three months and nine months ended September 30, 1997, respectively.

6.  PENDING ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for years beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements.
    FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company has not completed its analysis of the effect of adoption on its financial statement disclosure; however, the adoption of FAS 131 will not affect results of operations or financial position.

                                 WELLMAN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    The primary business of Wellman, Inc. is the manufacture and marketing of high-quality polyester products, including Fortrel brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear brand PET (polyethylene terephthalate) packaging resin. In the third quarter, the Company had annual capacity to manufacture approximately 1.1 billion pounds of fiber and over 600 million pounds of resin worldwide at five major production facilities in the United States and Europe. The Company is also the world's largest plastics recycler, utilizing a significant amount of recycled raw materials in its manufacturing operations.

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

    Raw material margins for the recycled fiber operation tend to be more variable than those for the chemical-based businesses, primarily because recycled raw material costs do not materially affect changes in fiber prices. Recycled raw material costs are primarily dependent upon worldwide supply and demand for waste materials.

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

    During the second quarter of 1997, the Company implemented a restructuring plan designed to reduce costs and enhance the competitive position of its European operations, resulting in a pretax restructuring charge of approximately $7.5 million. The primary components of the restructuring charge relate to the modification and reduction of certain supply and service agreements at the Company's Netherlands-based PET resin business and termination benefits related to a workforce reduction at the Company's recycled fibers operation in Ireland. See note 5 to the condensed consolidated financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    Net sales for the three months ended September 30, 1997 decreased slightly to $264.7 from $265.4 for the three months ended September 30, 1996. This decrease is primarily the result of lower selling prices for polyester fiber and resin which offset higher sales volumes. Sales for the Fibers Group declined 12.9% to $102.3 million in the 1997 period from $117.5 million in the 1996 period due to significantly lower polyester fiber selling prices. Sales for the Recycled Products Group (RPG) increased 19.8% to $92.4 million in the 1997 period from $77.1 million in the year-ago period due to increased polyester fiber sales volumes and increased sales in other divisions which offset worldwide declines in polyester fiber selling prices. The increased sales volumes are primarily attributable to the 1996 period being negatively impacted by a 12 week strike at the Company's Irish recycled fibers operation which kept the facility closed from mid-July through the end of the period. Sales for the Packaging Products Group (PPG) decreased slightly to $70.1 million in 1997 from $70.8 million in 1996 due to substantially lower sales volumes and lower selling prices at the Netherlands-based PET resins business more than offsetting a significant increase in domestic sales volumes. In April 1997, the Company commenced operation of an additional 200 million pounds per year PET resin production line at its Darlington, S.C. plant.

    Gross profit for the three months ended September 30, 1997 increased 33.6% to $38.9 million in 1997 from $29.1 million for the comparable 1996 period. The gross profit margin for the 1997 period was 14.7% compared to 11.0% in the 1996 period. This is primarily the result of the 1996 period being negatively impacted by a charge of $7.0 million to establish an inventory reserve resulting from large declines in raw material costs and the 12-week strike at the Company's Irish recycled fibers operation. Gross profit for the Fibers Group decreased as a result of lower polyester fiber selling prices and higher raw material costs. Gross profit for the RPG increased primarily due to the negative impact of the aforementioned strike on the 1996 period as well as lower worldwide raw material costs and domestic production costs offsetting lower worldwide polyester fiber selling prices. Gross profit for the PPG increased due to increased domestic sales volumes and smaller losses at the Netherlands-based operation as a result of the restructuring plan implemented in the second quarter of 1997.

    Selling, general and administrative expense amounted to $19.8 million, or 7.5% of sales, for 1997, compared to $22.2 million, or 8.4% of sales, for 1996. The decrease is due in part to cost savings resulting from the Company's restructuring plan.

    As a result of the foregoing, operating income was $19.0 million for the third quarter of 1997 compared to $6.9 million for the third quarter of 1996.

    Net interest expense was $3.0 million in 1997 compared to $3.8 million in 1996. Interest expense decreased as a result of higher interest capitalization resulting from the Company's ongoing capacity expansion.

    The effective income tax rate was 39.0% in the third quarter of 1997 compared to 191.2% in the comparable 1996 period. In the 1996 period, the Company experienced a higher than expected tax rate as a result of lower projected pretax earnings for 1996, a significant portion of which were at the Irish recycled fiber operation, which is subject to significantly lower tax rates than the U.S. operations, and the European PET resin operation, which incurred a pretax loss which had no associated tax benefit.

    As a result of the foregoing, net earnings in the three months ended September 30, 1997 were $9.8 million, or $0.31 per share, compared to a net loss of $2.8 million, or $0.09 per share, for the three month period ended September 30, 1996. During the last seven months of 1996, the Company repurchased 2.5 million shares of its common stock on the open market. This repurchase had no material impact on earnings per share as reported for the 1997 period.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

    Net sales for the nine months ended September 30, 1997 decreased 6.0% to $799.0 million from $850.2 million for the nine months ended September 30, 1996. This is primarily the result of significantly lower worldwide selling prices for polyester fiber and resin. Sales for the Fibers Group decreased 9.0% to $314.8 million in the 1997 period from $345.8 million in the 1996 period due to significantly lower polyester fiber selling prices. Sales for the RPG increased 2.0% to $285.2 million in the first nine months of 1997 from $279.7 million in the first nine months of 1996 due to increased sales in other divisions which offset significant declines in worldwide polyester fiber selling prices. In addition, the 1996 period was negatively impacted by the 12-week strike at the Company's Irish recycled fibers operation, which kept the facility closed from mid-July through the end of the period. Sales for the PPG decreased 11.4% to $199.1 million in the first nine months of 1997 from $224.8 million in the year-ago period due to worldwide declines in PET resin selling prices during the first half of 1997 which more than offset increased domestic sales volumes. In April 1997, the Company commenced operation of an additional 200 million pounds per year PET resin production line at its Darlington, S.C. plant.

    Gross profit for the nine months ended September 30, 1997 increased slightly to $120.9 million compared to $119.1 million for the 1996 period. The gross profit margin for the 1997 period was 15.1% compared to 14.0% in the year-ago period. This was primarily the result of increased profitability in the RPG which offset lower profitability in the Fibers Group and PPG. The 1996 period was also negatively impacted by a charge of $7.0 million to establish an inventory reserve resulting from large declines in raw material costs and the 12-week strike at the Company's Irish recycled fibers operation. Gross profit for the Fibers Group decreased slightly in the first nine months of 1997 compared to 1996 due to significantly lower polyester fiber selling prices which offset lower overall costs. Gross profit for the RPG increased significantly in the first nine months of 1997 due to substantially lower raw material costs and higher sales volumes along with increased gross profit in other divisions. The 1996 period was negatively impacted by the aforementioned strike. Gross profit for the PPG decreased substantially in the first nine months of 1997 compared to the year-ago period as weak global market conditions in the first half of the year caused lower worldwide PET resin selling prices which outpaced lower raw material costs and higher domestic sales volumes.

    Selling, general and administrative expenses amounted to $62.6 million, or 7.8% of sales, for the 1997 period compared to $66.9 million, or 7.9% of sales, for the 1996 period.

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

    As a result of the foregoing, operating income was $50.8 million for the first nine months of 1997, or $58.3 million excluding the restructuring charge, compared to $52.2 million for the comparable 1996 period.

    Net interest expense was $10.2 million for the first nine months of 1997 compared to $10.8 million for the first nine months of 1996. Interest expense decreased due to higher interest capitalization resulting from the Company's ongoing capacity expansion.

    The effective income tax rate was 41.4% in the first nine months of 1997 versus 50.2% in the comparable 1996 period. The rate decreased primarily as a result of increased earnings at the Company's Irish recycled fiber operation, which is subject to significantly lower tax rates than the U.S. operations, and the ability of the Company to utilize current operating losses related to the Netherlands-based PET resin operation.

    As a result of the foregoing, net earnings for the nine months ended September 30, 1997 were $23.8 million, or $0.76 per share. Excluding the restructuring charge, net earnings for this period were $28.2 million, or $0.90 per share, compared to $20.6 million, or $0.62 per share, for the nine months ended September 30, 1996.

OUTLOOK

    Demand for polyester fiber and PET resin continues to be good. The Company expects worldwide sales volumes for these products to remain relatively stable in the fourth quarter of 1997.

    Selling prices for polyester fiber and PET resins have recently stabilized. However, global capacity oversupply and expected U.S. industry capacity expansions may continue to exert downward pressure on the selling prices of both products.

    The Netherlands-based PET resins business is expected to incur an operating loss in 1997. The Company incurred a restructuring charge at this business in the second quarter of 1997 to reduce the volume required to be purchased under a take-or-pay supply arrangement. This has lowered sales volumes and benefited operating results at that operation beginning in the third quarter of 1997.

    The construction and start-up of a new polyester production facility in Mississippi in late 1998 and 1999 is the primary focus of the Company's ongoing capital investment program. As part of its overall strategic plan, the Company continues to evaluate alternatives, including divestiture, for certain non-core businesses.

    The statements above are forward-looking statements subject to the qualifications set forth below in "Forward Looking Statements."

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash from operations of $86.4 million for the nine months ended September 30, 1997 compared to $96.5 million for the nine months ended September 30, 1996. The decrease in cash from operations was primarily the result of changes in working capital items.

    Net cash used in investing activities totaled $139.1 million in 1997 compared to $85.3 million in 1996. This increase was the result of additions to property, plant and equipment due to the Company's long-term capital investment program (see below), which totaled $144.1 million in 1997 compared to $90.1 million in 1996.

    Net cash provided by financing activities totaled $61.0 million for 1997 compared to $4.7 million in 1996. Net borrowings of long-term debt and bank line of credit totaled $68.9 million in 1997 compared to $49.8 million in 1996. In addition, the Company initiated the purchase of treasury stock in 1996 totaling $38.4 million at September 30, 1996.

    With the completion of the Darlington, S.C. PET resins capacity expansion in April 1997, the remainder of the Company's ongoing capital investment program primarily includes the construction of a new domestic polyester production facility in Mississippi expected to be operational in phases beginning in late 1998. The Company estimates that capital expenditures through the end of 1998 could aggregate approximately $260 to $290 million. To receive certain incentives provided by the state of Mississippi, the Company expects to issue Rural Economic Development Bonds.

    The Company's planned capital expenditures in the remainder of 1997 are approximately $60 to $80 million. The exact amount and timing of the capital spending is difficult to predict since certain projects may extend into 1998 or beyond depending upon equipment delivery and construction schedules.

    The Company's financing agreements contain normal financial and restrictive covenants. The financial resources available to the Company at September 30, 1997 include $270.0 million under its $330 million revolving credit facility, unused short-term uncommitted lines of credit aggregating $120.0 million, and internally generated funds. The Company is considering other forms of financing including the issuance of public or private debt securities. The Company believes these financial resources and other credit arrangements will be sufficient to meet its foreseeable working capital, capital expenditures and dividend payment requirements.

    The Company has entered into two types of financial instruments to minimize its interest rate exposure. One instrument, with a notional amount of $150 million, was designed to provide a fixed 10 year interest rate between 6.36% and 6.40% (exclusive of corporate spreads) on $150 million of debt if issued between October 1 and November 28, 1997. The contract is extendible. The Company has also entered into forward interest rate swaps to reduce (hedge) the impact of interest rate changes for variable rate borrowings. The agreements are for $200 million, $50 million of which were in effect for the third quarter of 1997, and $150 million with starting dates ranging between October 1997 and May 1998. Maturity dates are a minimum of 5 years and a maximum of 10 years after the starting date of the swaps. The Company will pay fixed rates of interest ranging from 6.10% to 6.20%. In aggregate, the Company estimates it would have had to pay approximately $5.9 million to terminate these agreements at September 30, 1997.

    The Company has entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $21.8 million at September 30, 1997 in order to reduce the related impact of foreign currency translation adjustments. This has the effect of converting a portion of U.S. debt to local currency (guilder) debt. The Company has designated these contracts as a hedge of a net investment in a foreign entity. At September 30, 1997, the cost to terminate these agreements was immaterial.

    The Company has also entered into forward foreign currency contracts to exchange U.S. dollars for German marks with an aggregate notional amount of $12.8 million at September 30, 1997. These contracts are designed to reduce (hedge) the impact of foreign currency fluctuations relative to fixed asset purchase commitments and have maturity dates ranging from October 1997 through November 1998. At September 30, 1997, the Company would have had to pay approximately $1.4 million to terminate these contracts.

    The Company's European businesses utilize foreign currency debt and forward currency contracts to hedge certain of their accounts receivable and accounts payable denominated in other foreign currencies. At September 30, 1997, the notional amount of the forward foreign currency contracts was $11.6 million and the cost to terminate these contracts was immaterial.

    The Company's estimates with respect to the values of its derivative instruments are based on readily available dealer quotes.

NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share as reported herein for the three months ended September 30, 1997 and 1996. The impact is expected to result in an increase of $0.01 in primary earnings per share for the nine months ended September 30, 1997 and is not expected to result in any change for the nine months ended September 30, 1996.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for years beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company has not completed its analysis of the effect of adoption on its financial statement disclosure, however, the adoption of FAS 131 will not affect results of operations or financial position.

FORWARD-LOOKING STATEMENTS

    Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, demand and competition for polyester fiber and PET resins, availability and cost of raw materials, levels of production capacity and announced changes thereto, changes in interest rates and foreign currency exchange rates, work stoppages, natural disasters, U.S., European and global economic conditions and changes in laws and regulations, prices of competing products, such as cotton and aluminum, and the Company's ability to complete expansions and other capital projects on time and budget and to maintain the operations of its existing production facilities. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

        27    Financial Data Schedule.

    (b)  Reports on Form 8-K.

              None.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              WELLMAN, INC.



Dated November 12, 1997                       By /s/ Keith R. Phillips
     -----------------                        ------------------------
                                              Keith R. Phillips
                                              Vice President, Chief Financial
                                              Officer and Treasurer
                                              (Principal Financial Officer)





Dated November 12, 1997                       By /s/ Mark J. Rosenblum
      ---------------                         ------------------------
                                              Mark J. Rosenblum
                                              Vice President, Chief
                                              Accounting Officer and
                                              Controller Principal Accounting
                                              Officer)