Form 10-K
period 1997-12-31
WELLMAN INC
filed 1998-03-25
CIK 812708

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                    FORM 10-K
(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1997

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________to__________

Commission file number 0-15899

                                    WELLMAN, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                       04-1671740
---------------------------------                  -------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

   1040 Broad Street, Suite 302
      Shrewsbury, New Jersey                                   07702
---------------------------------                   -------------------------
(Address of principal executive                               (Zip Code)
 offices)

Registrant's telephone number, including area code:  (732) 542-7300
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
  Title of each class                             on which registered
  -------------------                            ----------------------
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
   Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed on the basis of $21.06 per share (the closing price of such stock on March 20, 1998 on the New York Stock Exchange): $647,348,219.

   The number of shares of the registrant's Common Stock, $.001 par value, and Class B Common Stock, $.001 par value, outstanding as of March 20, 1998 was 31,141,883 and -0-, respectively.

                        DOCUMENTS INCORPORATED BY REFERENCE

   1. Proxy Statement for the 1998 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30,
1998) is incorporated by reference in Part III hereof.

                                      PART I
Item 1.  BUSINESS
------   --------
   Wellman, Inc. (which, together with its subsidiaries, is herein referred to as the "Company") is principally engaged in the manufacture and sale of polyester products, including Fortrel(R) brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear(R) PET (polyethylene terephthalate) packaging resins.

RECENT DEVELOPMENTS
-------------------
   Construction of the Company's new PET resins and polyester fiber production facility ("Pearl River Plant") in Mississippi, which is approximately 50% completed, is expected to commence operation in three phases beginning in late 1998. The construction is proceeding on plan and costs to date have approximated the construction budget. Upon completion, it will have an initial annual capacity of approximately 470 million pounds of PET packaging resins and 230 million pounds of polyester fiber. See "Capital Investment Program" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

   During the second quarter of 1997, the Company implemented a restructuring plan to reduce costs and enhance the competitive position of its European operations, resulting in a pretax charge of approximately $7.5 million. The primary components of the restructuring charge relate to the modification of certain supply and service agreements at the Company's Netherlands-based PET resins business and termination benefits related to a workforce reduction at the Company's Irish fiber operation. See note 6 to the consolidated financial statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   On December 30, 1997, the Company sold its subsidiary, Creative Forming, Inc. (CFI), located in Ripon, WI, to a management and investor group. The Company incurred a nonrecurring loss on the sale of CFI, which manufactures thermoformed packaging and extruded sheet primarily from virgin and recycled PET. See note 3 to the consolidated financial statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The Company's Irish fiber operation experienced a fire in July 1997 that destroyed two out of five warehouses at the site. All damages were covered by insurance. It is the Company's intention to replace the destroyed buildings. See note 3 to the consolidated financial statements.

PRODUCTS AND MARKETS
--------------------
   The Company's operating structure is organized in three product groups: the Fibers Group, composed of the chemical-based polyester textile fiber manufacturing operations; the Recycled Products Group (RPG), primarily consisting of polyester fiber manufacturing operations in the United States and Europe and their related recycling operations, which procure and process waste raw materials, as well as the nylon engineering resins and wool businesses; and the Packaging Products Group (PPG), which includes the PET packaging resins businesses in the United States and Europe. CFI was included in the PPG through the date of sale.

   The following table presents the combined net sales (in millions) and percentage of net sales of the Company by product group for the periods indicated. In the table, intercompany transactions have been eliminated and historical exchange rates have been applied to the data.

                             1997              1996               1995
                        --------------     --------------      --------------
                         Net      % of      Net      % of       Net     % of
                        Sales     Total    Sales    Total      Sales    Total
                        -----     -----    -----    -----     ------    -----
Fibers Grp           $  419.4     38.7% $  450.6     41.0% $  483.9     43.6%
RPG                     386.2     35.7     372.9     33.9     479.7     43.2
PPG                     277.6     25.6     275.3     25.1     145.8     13.2
                      -------    -----   -------    ------   ------   ------
TOTAL                $1,083.2    100.0% $1,098.8    100.0% $1,109.4    100.0%
                     ========    =====  ========    =====  ========   ======
------------

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

   Staple customers include integrated textile mills and yarn spinners which process polyester staple into yarn and fabric for a variety of applications, including apparel, home furnishings and industrial uses. The Company manufactures polyester textile staple from two petrochemicals, purified terephthalic acid (PTA) and monoethylene glycol (MEG), at its Palmetto Plant in Darlington, SC. The stated annual fiber production capacity of the Palmetto Plant is approximately 500 million pounds.

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

   The Company utilizes two categories of recycled raw materials: postindustrial materials and postconsumer PET soft drink bottles. Postindustrial materials include off-quality or off-spec production, trim and other materials generated from fiber, resin or film manufacturing processes, a portion of which is purchased from manufacturers that compete with the Company in the sale of fiber and resin. The Company obtains postconsumer PET bottles primarily from deposit return and curbside recycling programs.

   The Company's recycling operation in Johnsonville, SC is responsible for the procurement of these materials, which it processes into usable raw materials for the fiber and engineering resins businesses. As a result, this operation is primarily an internal supplier. The raw material mix for the Johnsonville and Marion Plants is approximately 50% postconsumer PET bottle flake and 50% postindustrial material.

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

   The majority of WIL's raw materials are postindustrial materials, some of which are obtained from suppliers who compete with WIL in the fibers business in Europe. WIL also utilizes as raw material postconsumer PET bottles obtained from its recycling facilities in Spijk, the Netherlands and Verdun, France and from third party purchases. WIL's raw material mix is approximately 40% postconsumer PET bottle flake and 60% postindustrial material.

   Including domestic and European production, the Company believes it is the world's largest producer of polyester staple fiber made from recycled feedstocks and the world's largest postconsumer PET bottle recycler.

   The Company's Engineering Resins Division, located in Johnsonville, SC, manufactures and markets nylon engineering resins under the Wellamid (TM) brand to the injection molding industry. These resins are produced using virgin, postindustrial and postconsumer nylon compounded with various additives (glass, minerals, fire retardant, etc.) to impart desired performance characteristics. These resins are used primarily in automotive, lawn and garden and electrical applications.

   The RPG also produces wool top and anhydrous lanolin in Johnsonville, SC.

Packaging Products Group
------------------------
   The PPG manufactures solid-stated and amorphous PET packaging resins at the Company's Palmetto Plant. Solid-stated PET resin is primarily used in the manufacture of soft drink bottles and other food and beverage packaging and is sold under the PermaClear(R) brand. Amorphous resin, which is produced from PTA and MEG, is used internally for solid-stating (a process which upgrades the resin) and, to a lesser extent, sold to external customers.

   The Company's domestic production capacity for amorphous resin is approximately 500 million pounds per year, 420 million pounds of which is solid-stated. Solid-stated capacity includes a new 200 million pounds per year production line which commenced operation in the second quarter of 1997.

   The Company also has a solid-stated PET packaging resin production facility in Emmen, the Netherlands ("PET Resins-Europe"). The stated annual production capacity of this facility, where PTA and MEG are also used as raw materials, is 110 million pounds. Virtually all of the resin is sold to PET bottle and packaging manufacturers in Europe. In 1997, the Company incurred a restructuring charge related to the modification of certain supply and service agreements at this operation. See note 6 to the consolidated financial statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Chemical Raw Materials
----------------------
   The Company purchases PTA under an exclusive supply contract with Amoco Chemical Corporation, the primary domestic supplier. MEG is purchased under a supply contract with Oxy Chem Inc. The Company also has commitments to supply its new Pearl River Plant scheduled to commence operation in phases beginning in late 1998. The prices of PTA and MEG, which are typically set on a quarterly basis, have fluctuated in the past and are likely to continue to do so in the future. See "Forward Looking Statements; Risks and Uncertainties."

Capital Investment Program
--------------------------
   Capital expenditures in 1997 were approximately $221 million. Major capital projects included in the 1997 expenditures were construction costs associated with the Pearl River Plant in Mississippi, expected to commence operation in phases beginning in late 1998, and the domestic solid-stated PET resins expansion which commenced operation in the second quarter of 1997.

   Capital expenditures are expected to total approximately $300 million over the next two years. These expenditures primarily include the remaining construction costs of the Pearl River Plant, the total construction cost of which is budgeted at approximately $400 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Sales and Marketing
-------------------
   Approximately 50 employees market the majority of the Company's products. For certain fiber sales outside the United States, the Company also utilizes representatives or agents.

   The Company's polyester fibers are also promoted through various activities, such as advertising, sales promotion, market analysis, product development and fashion forecasting, directed to its customers and to organizations downstream from its customers. As part of this effort, the Company's marketing personnel encourage downstream purchasers of apparel, home furnishings and other products to specify to their suppliers the use of Fortrel(R) brand polyester in their products.

   The Company's markets have historically displayed price and volume cyclicality. The cost of PTA and MEG is a primary determinant of polyester fiber and PET resins prices. The Company's sales are neither materially dependent upon a single customer nor seasonal in nature. The polyester fiber markets are subject to changes in, among other factors, polyester fiber and/or textile product imports, consumer preferences and spending and retail sales patterns, which are driven by general economic conditions. Consequently, a downturn in either the U.S., European, or global economy or an increase in imports of textile or polyester fiber products could adversely affect the Company's business. Polyester textile fiber demand also may be influenced by the relative price of substitute fibers, most notably cotton.

   Major factors affecting the PET resins market include producer supply and capacity utilization rates and demand for PET containers, primarily for soft drinks and other beverages which may be influenced by weather and the relative price of aluminum cans. Worldwide PET resins supply has recently undergone significant expansion. Demand for PET resins is also driven by new product applications and conversion from other materials. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

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

   Primary competitors in the PET packaging resins business, which the Company entered in 1994, are Eastman Chemical Co., Shell Chemical Co., HCC and Nan Ya. The Company competes primarily on the basis of resin quality, customer service and price. The Company's competitors are substantially larger than the Company and have substantially greater economic resources.

Research and Development
------------------------
   The Company has approximately 85 employees devoted to research, development and technical service activities in the fiber, recycling and resins businesses. The Company has entered into technology sharing arrangements from time to time with various parties. Research and development costs were approximately $19.6 million, $18.5 million and $16.9 million for 1997, 1996 and 1995, respectively.

Foreign Activities
------------------
   The Company operates in international markets, primarily through WIL and PET Resins-Europe. Since most of the sales are in different currencies, changes in exchange rates may affect profit margins and sales levels of these operations. In addition, fluctuations between currencies may also affect the Company's reported financial results. Foreign exchange contracts and borrowings in local currencies are utilized by the Company to manage its foreign currency exposure. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and notes 2 and 14 to the consolidated financial statements.

   The Company's foreign businesses are subject to certain risks customarily attendant to foreign operations and investments in foreign countries, including restrictive action by local governments, limitations on repatriating funds and changes in currency exchange rates. See note 15 to the consolidated financial statements for additional information relating to the Company's foreign activities.

Employees
---------
   As of December 31, 1997, the Company employed a total of approximately 3,100 persons in the United States and Europe. At December 31, 1997, the Union of Needletrades, Industrial and Textile Employees (UNITE) represented 983 employees at the Company's Johnsonville, SC operations. Approximately 560 of these employees were members of UNITE, whose contract with the Company expires in July 1999. At WIL, 295 out of 435 total employees were represented by four unions at year-end 1997. The wage agreements with these unions each expire on April 30, 2000. Employees at the PET Resins-Europe operation total 67, with 49 represented by three unions whose contracts expire in May 1999. The Company believes relations with its employees are satisfactory.

Environmental Matters
---------------------
   The Company's plants are subject to numerous existing and proposed laws and regulations designed to protect the environment from wastes, emissions and hazardous substances. The Company believes it is either in material compliance with all currently applicable regulations or is operating in accordance with the appropriate variances and compliance schedules or similar arrangements. For additional information relating to environmental matters, see Item 7. "Management's Discussion and Analysis of Financial Position and Results of Operations - Environmental Matters" and note 9 to the consolidated financial statements.

Executive Officers of the Registrant
------------------------------------
The current executive officers of the Company are as follows:

Name and Age                        Position
------------                        --------
Thomas M. Duff, 50                  President, Chief Executive Officer and
                                    Director

Clifford J. Christenson, 48         Executive Vice President, Chief Operating
                                    Officer and Director

Keith R. Phillips, 43               Vice President, Chief Financial Officer
                                    and Treasurer

James P. Casey, 57                  Vice President; President, Fibers Group

John R. Hobson, 57                  Vice President, Recycled Products Group

Mark J. Rosenblum, 44               Vice President, Chief Accounting Officer
                                    and Controller

Ernest G. Taylor, 47                Vice President, Chief Administrative
                                    Officer

Joseph C. Tucker, 50                Vice President, Corporate Development

   Officers are elected annually by the Board of Directors. Set forth below is certain information with respect to the Company's executive officers.

   Thomas M. Duff. Mr. Duff has been President and CEO of the Company since its inception in 1985.

   Clifford J. Christenson. Mr. Christenson has been Executive Vice President since October 1993 and Chief Operating Officer since June 1995. Prior to October 1993 he was Chief Financial Officer and Treasurer since joining the Company in 1985 and Vice President since 1986.

   Keith R. Phillips. Mr. Phillips has been Vice President, Chief Financial Officer and Treasurer since October 1993. Prior to October 1993 he was a partner in Ernst & Young LLP. Mr. Phillips is a certified public accountant.

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

   Ernest G. Taylor. Mr. Taylor has been Vice President, Administration since January 1991. In November 1997 he became Vice President, Chief Administrative Officer.

   Joseph C. Tucker. Dr. Tucker has been Vice President, Corporate Development since December 1997. Prior to such time, he served as Vice President and General Manager of PET Resins-Europe from 1995 to 1997 and Vice President of Manufacturing and Technology from 1993 to 1995.

Item 2.   Properties
------    ----------

   The location and general description of the principal manufacturing properties owned by the Company are set forth in the table below:

                        Principal                            Square
Location                Functions                            Footage
--------                ---------                            -------
Johnsonville, SC        Fiber, Engineering Resins and        2.3 million
                        Wool Manufacturing, Recycling
                        Operations and Warehouse

Darlington, SC          Fiber and Resins Manufacturing       1.1 million
(Palmetto)              and Warehouse

Mullagh, Ireland (1)    Fiber Manufacturing and Warehouse     .4 million

Fayetteville, NC        Fiber Manufacturing and Warehouse     .3 million

Emmen, the Netherlands  Resins Manufacturing and Warehouse    .1 million
--------------------

(1)  WIL's credit facilities are secured by the assets of WIL.

   The Company also has manufacturing, marketing and administrative facilities in Marion, SC, Charlotte, NC, New York, NY, Bridgeport, NJ, Spijk, the Netherlands, Yorkshire, England, Dortmund, Germany and Verdun, France. The corporate office is located in Shrewsbury, NJ. The Company is constructing a new plant in Hancock County, MS (Pearl River Plant). See
Item 1. "Business-Recent Developments" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Year                 High      Low          Close        Dividend
----                 ----      ---          -----        --------
1997
----
Fourth Quarter     $24.56    $17.94        $19.50         $0.09
Third Quarter      $24.19    $17.38        $23.19         $0.09
Second Quarter     $18.63    $15.13        $17.38         $0.09
First Quarter      $18.38    $16.00        $17.50         $0.08

1996
----
Fourth Quarter     $19.25    $15.88        $17.13         $0.08
Third Quarter      $23.50    $17.00        $17.50         $0.08
Second Quarter     $24.88    $22.13        $23.38         $0.08
First Quarter      $24.38    $18.00        $23.50         $0.07

The Company had approximately 900 holders of record and, to its knowledge, approximately 15,000 beneficial owners of its common stock as of March 20, 1998.

   See note 11 to the consolidated financial statements for information regarding common stock rights associated with the common stock.

Item 6.  Selected Consolidated Financial Data
-------  ------------------------------------
(In thousands, except                   Years Ended December 31,
per share data)             1997(1)      1996     1995       1994    1993(2)
-----------------------------------------------------------------------------
Income Statement Data:
Net sales . . . . . . . . $1,083,188 $1,098,804 $1,109,398 $936,133 $842,064
Cost of sales. . .  . . .    923,278    941,693    886,817  724,874  679,182
                          ---------- ---------- ---------- -------- --------
Gross profit. . . . . . .    159,910    157,111    222,581  211,259  162,882
Selling, general and
 administrative expenses.     83,128     88,987     89,704   89,518   86,511
Restructuring charge. . .      7,469        --         --       --       --
Interest expense, net . .     12,160     13,975     11,666   13,741   15,736
Gain (loss) on divestitures
 and other, net . . . . .     (5,963)       --      (5,500)     --    12,386
                          ---------- ---------- ---------- -------- --------
Earnings before income taxes
 and cumulative effect of
 changes in accounting
 principles . . . . . . .     51,190     54,149    115,711  108,000   73,021
Income taxes. . . . . . .     20,835     27,620     41,657   43,200   32,567
                          ---------- ---------- ---------- -------- --------
Earnings before cumulative
 effect of changes in
 accounting principles. .     30,355     26,529     74,054   64,800   40,454
Cumulative effect of changes
 in accounting principles,
 net of income taxes. . .         --        --         --       --    (9,010)
                          ---------- ---------- ---------- -------- --------
Net earnings. . . . . . . $   30,355 $   26,529 $   74,054 $ 64,800 $ 31,444
                          ========== ========== ========== ======== ========
Basic earnings per common share:
  Before cumulative effect of
   changes in accounting
   principles . . . . . . $     0.98 $     0.81 $     2.22 $   1.96 $   1.24
  Cumulative effect of changes
   in accounting principles,
   net of income taxes. .         --         --         --       --    (0.28)
                          ---------- ---------- ---------- -------- --------
  Basic net earnings
   per share. . . . . . . $     0.98 $     0.81 $     2.22 $   1.96 $   0.96
                          ========== ========== ========== ======== ========
  Average common
   shares-basic . . . . .     31,120     32,649     33,322   32,985   32,682
Diluted earnings per common share:
  Before cumulative effect of
   changes in accounting
   principles . . . . . . $     0.97 $     0.81 $     2.20 $   1.94 $   1.23
  Cumulative effect of changes
   in accounting principles,
   net of income taxes. .         --         --         --       --    (0.27)
                          ---------- ---------- ---------- -------- --------
  Diluted net earnings
   per share. . . . . . . $     0.97 $     0.81 $     2.20 $   1.94 $   0.96
                          ========== ========== ========== ======== ========
  Average common
   shares-diluted . . . .     31,269     32,774     33,699   33,417   32,857
Dividends (3) . . . . . . $   10,882 $   10,085 $    9,003 $  7,593 $  5,885

Pro forma amounts assuming
 the effects of the changes
 in accounting principles are
 applied retroactively:
     Net earnings. . . . .        NA         NA      NA       NA    $ 40,454
     Basic net earnings
      per share. . . . . .        NA         NA      NA       NA    $   1.24
     Diluted net earnings
      per share. . . . . .        NA         NA      NA       NA    $   1.23

                                            December 31,
                            1997     1996       1995      1994       1993
Balance Sheet Data:       ---------------------------------------------------
Total assets. . . . . .$1,319,225 $1,203,949 $1,210,673 $1,044,462 $1,015,247
Total debt. . . . . . .$  394,753 $  319,566 $  279,230 $  256,531 $  312,767
Stockholders' equity. .$  634,434 $  623,928 $  650,346 $  577,573 $  506,506

(1) 1997 net earnings reflect a charge of $8.1 million ($0.26 per diluted share) of unusual and nonrecurring items.
(2) 1993 net earnings reflect a charge of $15.9 million ($0.48 per diluted share) of accounting changes and unusual and nonrecurring items.
(3) Dividends paid were $0.35 per share in 1997, $0.31 per share in 1996, $0.27 per share in 1995,$0.23 per share in 1994 and $0.18 per share in 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  -----------------------------------------------------------------

GENERAL

   The Company's primary business is the manufacture and marketing of high-quality polyester products, including Fortrel(R) brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear(R) brand PET (polyethylene terephthalate) packaging resins. The Company currently has annual capacity to manufacture approximately 1.1 billion pounds of fiber and 610 million pounds of resins worldwide at five major production facilities in the United States and Europe. The Company is also the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in its manufacturing operations.

   The Company plans to substantially increase its polyester fiber and PET resins production capacity through the construction of its new, state-of-the-art Pearl River Plant in Mississippi. This facility commences operation in three phases beginning in late 1998. By the year 2001, this facility is expected to have annual capacity to manufacture 570 million pounds of resins and 230 million pounds of fiber. As a result, the Company's production mix is expected to be approximately 50% fibers and 50% PET resins.

   The Fibers Group produces Fortrel(R) textile fibers, which currently represent approximately 60% of the Company's fiber production. These fibers are used in apparel and home furnishings and are produced from two chemical raw materials, purified terephthalic acid (PTA) and monoethylene glycol
(MEG). The other 40% of fiber production, primarily fiberfill and carpet fibers, is manufactured by the Recycled Products Group from recycled raw materials, including postindustrial fiber, resin and film materials and postconsumer PET soft drink bottles. The Company's PET resins, produced by the Packaging Products Group from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

   The Company's markets are highly competitive. It competes in these markets primarily on the basis of product quality, customer service, brand identity and price. It believes it is the second-largest polyester staple and third-largest POY producer in the United States and the fourth-largest PET resins producer in North America. Several of the Company's competitors are substantially larger than the Company and have substantially greater economic resources.

   Demand for polyester fiber historically has been cyclical, as it is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports, all of which are driven primarily by general economic conditions. Global PET resins demand continues to grow, driven by new product applications for PET and conversion from other packaging materials to PET.

   Several factors significantly affect the Company's profitability: raw material margins, which are the difference (or spread) between product selling prices and raw material costs; supply and demand for its products; the prices of competing materials, such as cotton and aluminum, which can affect demand for its products; and economic and market conditions in the United States, Europe and other regions of the world. Prices of PTA and MEG, primary determinants of polyester fiber and PET resins selling prices, are cyclical. Changes in PTA and MEG prices are driven by worldwide supply and demand.

   Raw material margins for the chemical-based fiber and PET resins businesses have generally been influenced by supply and demand factors. Despite growing demand for PET resins, worldwide supply has recently undergone significant expansion which has adversely affected profitability. Both fiber and resins margins experience increases or decreases due to timing of price changes and market conditions.

   Raw material margins for the recycled fiber operation tend to be more variable than those for the chemical-based businesses, primarily because changes in recycled raw material costs do not cause changes in fiber prices. Recycled raw material costs are primarily dependent upon worldwide supply and demand for waste materials.

   The Company's sales are neither materially dependent upon a single customer nor seasonal in nature. Sales for PET resins, primarily for soft drink bottles and other beverages, may be influenced by weather and the relative price of aluminum cans. Demand, prices and raw material costs for both fiber and PET resins may be affected by global economic conditions, supply and demand balances, the prices of competing materials, such as cotton, and export activity.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

   Net sales for 1997 remained unchanged as compared to 1996 at $1.1 billion primarily as a result of higher sales volumes offsetting lower selling prices. Sales for the Fibers Group decreased 6.9% to $419.4 million in 1997 from $450.6 million in 1996 due to significantly lower polyester fiber selling prices which more than offset slightly higher sales volumes. Sales for the Recycled Products Group (RPG) increased 3.6% to $386.2 million in 1997 from $372.9 million in 1996 due to increased polyester fiber sales volumes and higher sales in other divisions which offset worldwide declines in polyester fiber selling prices. Sales volumes in 1996 were negatively impacted by a 12-week strike at the Company's Irish fiber operation, which kept the facility closed from mid-July through early October. Despite substantially higher domestic sales volumes, sales for the Packaging Products Group (PPG) increased only slightly to $277.6 million in 1997 from $275.3 in 1996 as a result of significantly lower worldwide PET resins selling prices. In the second quarter of 1997, the Company commenced operation of an additional 200 million pounds per year PET resins production line at its Darlington, S.C. plant.

   Gross profit increased 1.8% to $159.9 million in 1997 from $157.1 million in 1996. The gross profit margin for 1997 was 14.7% compared to 14.3% for 1996. This was primarily the result of increased profitability in the RPG which offset lower profitability in the Fibers Group and PPG. The Company's gross profit in 1996 was negatively impacted by a charge of $7 million to establish an inventory reserve resulting from large declines in raw material costs and a 12-week strike at the Company's Irish fiber operation. Gross profit for the Fibers Group decreased primarily as a result of significantly lower polyester fiber selling prices offsetting lower overall costs. Gross profit for the RPG increased significantly in 1997 due in part to increased sales volumes at the Company's Irish fiber operation as a result of the 1996 period being negatively impacted by the aforementioned strike. In addition, the increase is attributable to substantially lower worldwide raw material costs and higher domestic sales volumes for fiber, and increased gross profit in other divisions. Despite higher domestic sales volumes resulting from the aforementioned capacity expansion and lower raw material costs, gross profit for the PPG decreased significantly in 1997 principally due to significantly lower worldwide PET resins selling prices.

   Selling, general and administrative expenses amounted to $83.1 million in 1997, or 7.7% of sales, compared to $89.0 million in 1996, or 8.1% of sales. The decrease is due to reduced costs at the Company's European operations resulting from the restructuring plan implemented in the second quarter of 1997 (see below) as well as the Company's continued efforts to reduce overall spending.

   During the second quarter of 1997, the Company implemented a restructuring plan to reduce costs and enhance the competitive position of its European operations, resulting in a pretax charge of approximately $7.5 million. The primary components of the restructuring charge relate to the modification of certain supply and service agreements at the Company's Netherlands-based PET resins business and termination benefits related to a workforce reduction at the Company's Irish fiber operation. See note 6 to the consolidated financial statements.

   As a result of the foregoing, operating income was $69.3 million in 1997, or $76.8 million excluding the restructuring charge, compared to $68.1 million in 1996.

   Net interest expense decreased to $12.2 million in 1997 from $14.0 million in 1996. The decrease in interest expense was due principally to higher interest capitalization resulting from the Company's ongoing capacity expansion program. See note 7 to the consolidated financial statements.

   In the fourth quarter of 1997, the Company recorded a pretax loss of $6.0 million which decreased net earnings by $3.8 million, or $0.12 per diluted share. The loss is comprised of two parts: a loss on the sale of a subsidiary and a gain from an insurance reimbursement related to a warehouse fire at the Company's Irish fiber operation in July 1997. See note 3 to the consolidated financial statements.

   The effective income tax rate was 40.7% in 1997 compared to 51% in 1996. The rate decreased primarily as a result of increased earnings at the Company's Irish fiber operation, which is subject to significantly lower tax rates than the U.S. operations, and the reduction in foreign operating losses for which no tax benefit had been provided.

   As a result of the foregoing, net earnings for 1997 were $30.4 million, or $0.97 per diluted share. Excluding the one-time charges, net earnings for 1997 were $38.5 million, or $1.23 per diluted share, compared to $26.5 million, or $0.81 per diluted share in 1996.

OUTLOOK

   Demand for the Company's polyester fibers is expected to remain healthy in 1998. However, domestic fiber profit margins remain at historically low levels primarily due to continued downward pressure on selling prices, which may continue in 1998.

   Domestic PET resins sales volumes are expected to increase in 1998 primarily due to the completion of a domestic expansion in the second quarter of 1997 and the scheduled start-up of the first PET resins production line at the Company's Pearl River Plant in late 1998. The Company believes that profit margins in this business will continue to recover in 1998 over the historically low levels in 1997.

   Operating profit in 1998 is expected to benefit from a restructuring plan the Company implemented at its European operations in the second quarter of

1997 through which it modified a PET resins take-or-pay supply agreement at the Netherlands facility and reduced staffing at the Irish fiber operation.

   To date, the Company has experienced little effect from the financial troubles of the Far East which began in 1997. However, the Company is uncertain what effect the present situation will have on future operations.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

   Net sales for 1996 remained unchanged as compared to 1995 at $1.1 billion. This was generally the result of increased sales volumes and lower selling prices. Sales for the Fibers Group decreased 6.9% to $450.6 million in 1996 from $483.9 million in 1995 due to significantly lower polyester fiber selling prices which more than offset improved fiber sales volumes during the latter part of 1996. Sales for the RPG decreased 22.3% to $372.9 million from $479.7 million due primarily to a 12-week strike at the Company's Irish fiber operation, which kept the facility closed from mid-July through early October; and the disposition of certain businesses which had sales in 1995 of $47.5 million. In addition, the decline in RPG's sales was a result of lower polyester fiber selling prices for the domestic and Irish fiber operations. Sales for the PPG increased 88.8% to $275.3 million in 1996 from $145.8 million in 1995 due to higher sales volumes resulting from the December 31, 1995 acquisition of a Netherlands-based PET resins business and the mid-1995 expansion of domestic PET resins capacity. This increased volume more than offset significantly lower worldwide PET resins selling prices.

   Gross profit decreased 29.4% to $157.1 million in 1996 from $222.6 million in 1995. The gross profit margin for 1996 was 14.3% compared to 20.1% for 1995. Gross profit for the Fibers Group decreased primarily as a result of significantly lower fiber selling prices due to weak textile demand in the first half of the year which more than offset lower chemical raw material costs. Gross profit for the RPG also decreased in 1996 from 1995 primarily due to reduced profit at the Company's Irish fiber operation stemming from weak business conditions compounded by the strike, and the discontinuance of gross profit from divested businesses. This more than offset increased profits for the domestic recycled fiber business as a result of lower raw material costs. Despite higher sales volumes resulting from the aforementioned acquisition of the Netherlands-based PET resins business and domestic PET resins expansion, the gross profit for the PPG decreased in 1996 due to significantly lower worldwide PET resins selling prices, which more than offset lower raw material costs. These factors contributed to a loss at the Netherlands-based PET resins operation. The Company's gross profit for 1996 was also negatively impacted by a $7 million inventory charge resulting from large declines in raw material costs and selling prices, including a $3 million charge related to the PET resins take-or-pay arrangement.

   Selling, general and administrative expenses amounted to $89.0 million in 1996, or 8.1% of sales, compared to $89.7 million in 1995, or 8.1% of sales.

   As a result of the foregoing, operating income decreased to $68.1 million in 1996 compared to $132.9 million in 1995.

   Net interest expense for 1996 increased to $14.0 million from $11.7 million for 1995. Interest expense increased as a result of higher average outstanding borrowings which were partially offset by higher interest capitalization resulting from the Company's long-term capital investment program.

   The effective income tax rate was 51% in 1996 compared to 36% in 1995. This resulted from lower pretax earnings, lower earnings at the Irish manufacturing operations which benefit from a favorable tax rate, and a pretax loss at the European PET resins operation which has no tax benefit. See note 8 to the consolidated financial statements.

   As a result of the foregoing, net earnings for 1996 were $26.5 million, or $0.81 per diluted share, compared to $74.1 million, or $2.20 per diluted share, in 1995.

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

   The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $9.8 million and $25.2 million. In connection with these expenditures, the Company has accrued management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from $9.3 million to $28.6 million. These non-capital and capital expenditures are expected to be incurred during the next 10 to 20 years.
The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements. During 1997, 1996 and 1995, costs associated with environmental remediation and ongoing assessment were not significant. See notes 1 and 9 to the consolidated financial statements.

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

   The Company believes it is either in material compliance with all currently applicable regulations or is operating in accordance with the appropriate variances and compliance schedules or similar arrangements. Subject to the imprecision in estimating future environmental costs, the Company believes that compliance with current laws and regulations will not require significant capital expenditures or have a material adverse effect on its consolidated financial position or results of operations. See "Forward Looking Statements; Risks and Uncertainties."

YEAR 2000

  The Year 2000 Issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   Based on a recent assessment, the Company determined that it will be required to modify certain portions of its software and process equipment so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

   The Company expects to complete its Year 2000 project by mid 1999, which is prior to any anticipated impact on its operating systems. The total project cost, which will be expensed as incurred, is not expected to have a material effect on the results of operations. See "Forward Looking Statements; Risks and Uncertainties."

LIQUIDITY AND CAPITAL RESOURCES

   The Company generated cash from operations of $128.1 million in 1997 compared to $151.9 million in 1996.

   Net cash used in investing activities amounted to $197.8 million in 1997 compared to $135.2 million in 1996. Capital spending amounted to $221.2 million in 1997 and $126.0 million in 1996, reflecting the Company's ongoing capital investment program. Proceeds from divestitures and other amounted to $18.3 million in 1997 and $4.2 million in 1996.

   Net cash provided by financing activities amounted to $67.9 million in 1997 compared to net cash used of $18.4 million in 1996. Net borrowings were $78.3 million in 1997 compared to $40.3 million in 1996. In 1996, the Company completed the repurchase of 2.5 million shares of its common stock in the open market at a cost of $49.5 million.

   With the completion of the PET resins capacity expansion at the Darlington, SC plant in the second quarter of 1997, the remainder of the Company's ongoing capital investment program consists primarily of the construction of its Pearl River Plant in Mississippi. The total capitalized cost of the facility is estimated to be approximately $450 million, consisting of approximately $400 million of construction costs plus Mississippi state grants and capitalized interest. This facility, approximately 50% completed, is expected to be operational in three phases beginning in late 1998. The Company's planned capital expenditures in 1998 are estimated to range between $210 and $230 million, with aggregate capital expenditures through the end of 1999 estimated at approximately $300 million. The exact amount and timing of the capital spending is difficult to predict since certain projects may extend into 1999 or beyond depending upon equipment delivery and construction schedules. To receive certain incentives provided by the state of Mississippi, the Company, in conjunction with the Mississippi Business Finance Corporation, expects to issue a series of taxable Rural Economic Development Bonds.

   The Company's financing agreements contain normal financial and restrictive covenants. The most restrictive of these covenants permits a maximum leverage ratio of 55%, requires EBITDA to exceed 3.5 times interest expense and requires the Company to maintain a certain net worth. The financial resources available to the Company at December 31, 1997 include $310 million under its $330 million revolving credit facility, unused short-term uncommitted lines of credit aggregating approximately $250 million, and internally generated funds. The Company is pursuing other forms of financing including the issuance of public or private debt securities.
The Company believes these financial resources and other credit arrangements will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements.

   The Company has entered into two types of financial instruments to minimize its interest rate exposure. One instrument, with a notional amount of $150 million, was designed to provide a fixed 10 year interest rate of 6.42% (exclusive of corporate spreads) on $150 million of debt if issued on December 31, 1997 and approximately 6.51% (exclusive of corporate spreads) if issued on March 31, 1998. The Company has also entered into interest rate swaps to fix the interest rate on variable rate borrowings, thereby eliminating substantial interest rate risk. The agreements are for $200 million, $100 million of which were in effect at December 31, 1997, and $100 million with starting dates ranging between February and May 1998. Maturity dates are a minimum of 5 years and a maximum of 10 years after the starting date of the swaps. The swaps will effectively fix the rate of interest between 6.10% and 6.20% on $200 million of borrowings. In aggregate, the Company estimates it would have had to pay approximately $14.2 million to terminate these agreements at December 31, 1997.

   The Company has entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $21.8 million at December 31, 1997 in order to reduce the related impact of foreign currency translation adjustments. This has the effect of converting a portion of U.S. debt to local currency (guilder) debt. The Company has designated these contracts as a hedge of a net investment in a foreign entity. At December 31, 1997, the Company estimates it would receive approximately $0.7 million, if these contracts were terminated.

   The Company has also entered into forward foreign currency contracts to exchange U.S. dollars for German marks with an aggregate notional amount of $12.6 million at December 31, 1997. These contracts are designed to reduce (hedge) the impact of foreign currency fluctuations relative to fixed asset purchase commitments and have maturity dates ranging from January 1998 through March 1999. At December 31, 1997, the Company would have had to pay approximately $1.4 million to terminate these contracts.

   The Company's European businesses utilize foreign currency debt and forward currency contracts to hedge certain of their accounts receivable and accounts payable denominated in other foreign currencies. At December 31, 1997, the notional amount of the forward foreign currency contracts was $15.5 million and the cost to terminate these contracts was not significant.

   The Company's estimates with respect to the values of its derivative instruments are based on readily available dealer quotes.

NEW ACCOUNTING STANDARDS

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), effective for fiscal years beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company has not completed its analysis of the effect of adoption of FAS 131 on its financial statement disclosure; however, the adoption of FAS 131 will not affect results of operations or financial position.

FORWARD LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

   Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, demand and competition for polyester fiber and PET resins, availability and cost of raw materials, levels of production capacity and announced changes thereto, changes in interest rates and foreign currency exchange rates, work stoppages, natural disasters, U.S., European and global economic conditions and changes in laws and regulations, prices of competing products, such as cotton and aluminum, and the Company's ability to complete expansions and other capital projects on time and budget and to maintain the operations of its existing production facilities. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

   In addition to those described above, the more prominent risks and uncertainties inherent in the Company's business are set forth below. However, this section does not discuss all possible risks and uncertainties to which the Company is subject, nor can it be assumed necessarily that there are no other risks and uncertainties which may be more significant to the Company.

Impact of Economic Conditions

   Capacity utilization, which is the demand for product divided by its supply, is a critical factor affecting the Company's financial performance. Demand for polyester fiber historically has been cyclical because it is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports, all of which are driven primarily by general economic conditions. Demand, prices and raw material costs for both fiber and PET resins may be affected by global economic conditions. Supply is expanding for both fiber and resins in the United States. While expectations are that growth in demand will approximate growth in supply, any significant expansion in supply over demand could reduce profitability. A material change in demand, supply or in general economic conditions or uncertainties regarding future economic prospects could have a material adverse effect on the Company's results of operations.

Impact of Far Eastern Financial Crisis

In the fourth quarter of 1997, the Far Eastern economies, which are the largest and were, until recently, the fastest growing polyester market, experienced a significant economic and financial crisis. This crisis is expected to affect the size of the market and future expansions. Given the inherent uncertainties surrounding the Far Eastern polyester markets, it is unknown what effect the crisis will have on the U.S. polyester fiber and resins markets. However, given the size of the Far Eastern markets, the impact could be significant and this could have a material adverse effect on the Company's results of operations.

Dependency on Availability of Raw Materials

   The Company's operations are substantially dependent on the availability of its two primary raw materials, PTA and MEG. The Company currently relies on a single source for the supply of PTA and a limited number of sources for MEG. The effect of the loss of any of such sources, of a disruption in their business or failure to meet the Company's product needs on a timely basis would depend primarily upon the length of time necessary to find a suitable alternative source. At a minimum, temporary shortages in needed raw materials could have a material adverse effect on the Company's results of operations. There can be no assurance that precautions taken by the Company would be adequate or that an alternative source of supply could be located or developed in a timely manner.

Construction Program

   The Company is currently constructing a new PET resins and polyester fiber production facility in Mississippi at a total estimated capitalized cost of approximately $450 million. The facility, which is expected to commence operations in three phases beginning in late 1998, will have an initial annual capacity of approximately 470 million pounds of PET packaging resins and 230 million pounds of polyester fiber. However, there can be no assurance that the Company will be able to commence operations as scheduled, that it will not encounter significant disruptions in its operations, that the facility will operate as effectively as expected, or that the Company will be able to sell at acceptable prices the added volumes from this facility.

Environmental Matters

   Actual costs to be incurred for identified environmental situations in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability and evolving related technologies.

Year 2000

   In addition to the Company's procedures relating to the Year 2000 (see "Year 2000" above), the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

   The costs of the Company's Year 2000 project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.
-------   ---------------------------------------------------------

   Not applicable.

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                                  WELLMAN, INC.
      Index to Consolidated Financial Statements and Consolidated Financial
                                Statement Schedules


Consolidated Statements of Income for the years ended
 December 31, 1997, 1996 and 1995                                          24

Consolidated Balance Sheets as of December 31, 1997 and 1996               25

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1997, 1996 and 1995                                    26

Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995                                          27

Notes to Consolidated Financial Statements                                 28

Report of Independent Auditors                                             44

Consolidated financial statement schedules for the years ended
 December 31, 1997, 1996 and 1995:

 II  --  Valuation and qualifying accounts                                 45

   All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                      CONSOLIDATED STATEMENTS OF INCOME
                                                  Years Ended December 31,
                                                  ------------------------
 (In thousands, except per share data)         1997       1996        1995
----------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . .$1,083,188 $1,098,804 $1,109,398

Cost of sales. . . . . . . . . . . . . . . .   923,278    941,693    886,817
                                             ---------   --------  ---------
Gross profit . . . . . . . . . . . . . . . .   159,910    157,111    222,581

Selling, general and administrative expenses    83,128     88,987     89,704

Restructuring charges. . . . . . . . . . . .     7,469         --         --
                                            ---------- ----------  ---------
Operating income . . . . . . . . . . . . . .    69,313     68,124    132,877

Interest expense, net. . . . . . . . . . . .    12,160     13,975     11,666

Loss on divestitures and other, net. . . . .     5,963        --       5,500
                                            ---------- ----------  ---------
Earnings before income taxes . . . . . . . .    51,190     54,149    115,711

Income taxes . . . . . . . . . . . . . . . .    20,835     27,620     41,657
                                            ---------- ----------  ---------
Net earnings . . . . . . . . . . . . . . . .$   30,355 $   26,529 $   74,054
                                            ========== ==========  =========
Basic net earnings per common share. . . . .$     0.98 $     0.81 $     2.22
                                            ========== ==========  =========
Weighted average common shares-basic . . . .    31,120     32,649     33,322
                                            ========== ==========  =========
Diluted net earnings per common share. . . .$     0.97 $     0.81  $    2.20
                                            ========== ==========  =========
Weighted average common shares-diluted . . .    31,269     32,774     33,699
                                            ========== ==========  =========

See notes to consolidated financial statements.

                            CONSOLIDATED BALANCE SHEETS

                                                            December 31,
 In thousands, except share data)                        1997         1996
----------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . . .    $       --  $    2,120
  Accounts receivable, less allowance of $5,229
   in 1997 and $2,611 in 1996. . . . . . . . . . . . .   126,106     132,296
  Inventories. . . . . . . . . . . . . . . . . . . . .   154,133     158,685
  Prepaid expenses and other current assets. . . . . .     3,366       3,947
                                                      ----------  ----------
     Total current assets. . . . . . . . . . . . . . .   283,605     297,048
Property, plant and equipment, at cost:
  Land, buildings and improvements . . . . . . . . . .   104,073     102,093
  Machinery and equipment. . . . . . . . . . . . . . .   735,144     696,995
  Construction in progress . . . . . . . . . . . . . .   251,493      94,583
                                                      ----------  ----------
                                                       1,090,710     893,671
  Less accumulated depreciation. . . . . . . . . . . .   336,230     296,043
                                                      ----------  ----------
     Property, plant and equipment, net. . . . . . . .   754,480     597,628
Cost in excess of net assets acquired, net . . . . . .   269,756     290,450
Other assets, net. . . . . . . . . . . . . . . . . . .    11,384      18,823
                                                      ----------  ----------
                                                      $1,319,225  $1,203,949
                                                      ==========  ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .$   73,070  $   64,019
  Accrued liabilities. . . . . . . . . . . . . . . . .    39,590      41,320
  Current portion of long-term debt. . . . . . . . . .       208         159
                                                      ----------  ----------
     Total current liabilities . . . . . . . . . . . .   112,868     105,498
Long-term debt . . . . . . . . . . . . . . . . . . . .   394,545     319,407
Deferred income taxes and other liabilities. . . . . .   177,378     155,116
                                                      ----------  ----------
     Total liabilities . . . . . . . . . . . . . . . .   684,791     580,021
Stockholders' equity:
  Common stock, $0.001 par value; 55,000,000
   shares authorized, 33,638,193 shares issued
   in 1997, 33,612,464 in 1996 . . . . . . . . . . . .        34          34
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued . . . . . . . .        --          --
  Paid-in capital. . . . . . . . . . . . . . . . . . .   234,179     233,665
  Foreign currency translation adjustments . . . . . .       372       9,853
  Retained earnings. . . . . . . . . . . . . . . . . .   449,373     429,900
  Less common stock in treasury at cost:
   2,500,000 shares. . . . . . . . . . . . . . . . . .   (49,524)    (49,524)
                                                      ----------  ----------
     Total stockholders' equity. . . . . . . . . . . .   634,434     623,928
                                                      ----------  ----------
                                                      $1,319,225  $1,203,949
                                                      ==========  ==========

See notes to consolidated financial statements.

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (In thousands)
                               COMMON STOCK ISSUED            CURRENCY
                                 ---------------   PAID-IN   TRANSLATION RETAINED   TREASURY
                                 SHARES   AMOUNT   CAPITAL   ADJUSTMENTS EARNINGS     STOCK    TOTAL
                                 ------   ------   -------   ----------- --------     -----   --------
 Balance at December 31, 1994. . 33,192     $ 33   $ 224,352    $ 4,783  $ 348,405 $    ---  $ 577,573
 Net earnings. . . . . . . . . .                                            74,054              74,054
 Cash dividends ($0.27 per share)                                           (9,003)             (9,003)
 Exercise of stock options . . .     90                  846                                       846
 Issuance of common stock to
  employee benefit plans . . . .    158                4,190                                     4,190
 Issuance of restricted stock. .      1                   34                                        34
 Tax effect of exercise of stock
  options. . . . . . . . . . . .                         586                                       586
 Currency translation adjustments                                 2,066                          2,066
                                 ------     ----   ---------    -------  --------- --------  ---------
 Balance at December 31, 1995. . 33,441     $ 33   $ 230,008    $ 6,849  $ 413,456 $  ---    $ 650,346
 Net earnings. . . . . . . . . .                                            26,529              26,529
 Cash dividends ($0.31 per share)                                          (10,085)            (10,085)
 Exercise of stock options . . .     49                  861                                       861
 Issuance of common stock to
  employee benefit plans . . . .    121        1       2,669                                     2,670
 Issuance of restricted stock. .      1                   26                                        26
 Tax effect of exercise of stock
  options. . . . . . . . . . . .                         101                                       101
 Currency translation adjustments                                 3,004                          3,004
 Purchase of treasury stock. . .                                                    (49,524)   (49,524)
                                 ------     ----    --------    -------   --------- --------  --------
 Balance at December 31, 1996. . 33,612     $ 34   $ 233,665    $ 9,853   $429,900 $(49,524) $ 623,928
 Net earnings. . . . . . . . . .                                            30,355              30,355
 Cash dividends ($0.35 per share)                                          (10,882)            (10,882)
 Exercise of stock options . . .     25                  453                                       453
 Issuance of restricted stock. .      1                   16                                        16
 Tax effect of exercise of stock
  options. . . . . . . . . . . .                          45                                        45
 Currency translation adjustments                                (9,481)                        (9,481)
                                 ------     ----    --------    --------   ------- --------  ---------
 Balance at December 31, 1997. . 33,638     $ 34   $ 234,179    $   372   $449,373 $(49,524) $ 634,434
                                 ======     ====    ========    =======   ======== ========  =========

                     See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
(In thousands)                                  1997       1996       1995
Cash flows from operating activities:          -----      -----       ----
  Net earnings . . . . . . . . . . . . . . . .$ 30,355   $ 26,529   $ 74,054
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . .  61,351     56,260     53,522
    Amortization . . . . . . . . . . . . . . .  11,014     11,685     11,863
    Deferred income taxes. . . . . . . . . . .  10,625      8,496      9,435
    Common stock issued for stock plans. . . .      16      2,696      4,224
    Loss on divestitures and other, net. . . .   5,963         --      5,500
    Changes in assets and liabilities, net of
     effects from businesses acquired and divested:
      Accounts receivable. . . . . . . . . . .  (3,291)    15,760    (11,474)
      Inventories. . . . . . . . . . . . . . .  (3,128)    32,783    (59,602)
      Prepaid expenses and other current assets    343        620     (7,200)
      Other assets . . . . . . . . . . . . . .     662     (2,347)      (727)
      Accounts payable and accrued liabilities (10,845)    (9,657)    35,444
      Other liabilities. . . . . . . . . . . .  12,346      1,514       (138)
      Other. . . . . . . . . . . . . . . . . .  12,742      7,562      3,860
                                              --------   --------   --------
    Net cash provided by operating activities. 128,153    151,901    118,761
                                              --------   --------   --------
Cash flows from investing activities:
  Additions to property, plant and equipment .(221,187)  (126,009)  (104,696)
  Decrease in restricted cash. . . . . . . . .   5,016        879      1,680
  Businesses acquired. . . . . . . . . . . . .      --    (14,250)   (64,249)
  Proceeds from divestitures and other . . . .  18,321      4,184     16,230
                                              --------   --------   --------
    Net cash used in investing activities. . .(197,850)  (135,196)  (151,035)
                                              --------   --------   --------
Cash flows from financing activities:
  Borrowings under long-term debt. . . . . . .  78,303     40,303     22,834
  Repayments of long-term debt . . . . . . . .      --         --       (200)
  Purchase of treasury stock . . . . . . . . .      --    (49,524)
  Dividends paid on common stock . . . . . . . (10,882)   (10,085)    (9,003)
  Exercise of stock options. . . . . . . . . .     453        861        846
                                              --------   --------   --------
    Net cash provided by (used in) financing
     activities. . . . . . . . . . . . . . . .  67,874    (18,445)    14,477
                                              --------   --------   --------
Effect of exchange rate changes on cash and
 cash equivalents. . . . . . . . . . . . . . .    (297)       (33)       134
                                              --------   --------   --------
(Decrease) in cash and cash equivalents. . . .  (2,120)    (1,773)   (17,663)
Cash and cash equivalents at beginning of year   2,120      3,893     21,556
                                              --------   --------   --------
Cash and cash equivalents at end of year . . .$      0   $  2,120   $  3,893
                                              ========   ========   ========
Supplemental cash flow data:
  Cash paid during the year for:
    Interest (net of amounts capitalized). . .$ 14,435   $ 15,273   $ 14,320
  Income taxes . . . . . . . . . . . . . . . .$ 12,979   $  8,994   $ 35,263
  Non-cash investing activities financed
   through government grants . . . . . . . . .$ 24,454   $  3,226   $     --

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

   Wellman, Inc. (the Company) is an international manufacturing company operating primarily in the United States, Ireland and the Netherlands. The Company's principal line of business is the manufacture of high-quality polyester products, including Fortrel(R) brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear(R) PET (polyethylene terephthalate) packaging resins. Total polyester fiber sales represented approximately 65% of the Company's 1997 sales. The principal markets for polyester fibers are apparel, home furnishings, carpet and industrial manufacturers in the United States and Europe. The principal markets for PET resins are United States and Europe-based manufacturers of various types of plastic containers.

Basis of Presentation

   The consolidated financial statements include the accounts of Wellman, Inc. and its subsidiaries. All material intercompany transactions have been eliminated.

   Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

   Sales to customers are recorded when goods are shipped.

Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately $110,036 and $98,000 of inventory at December 31, 1997 and 1996, respectively, and the first-in, first-out (FIFO) method for the remainder. For slow-moving and off-quality waste raw material which is valued using the LIFO dollar value method, the lower of cost or market is determined using the item-by-item method.

Property, Plant and Equipment

   Property, plant and equipment is carried at cost. Depreciation is provided based on the estimated useful lives of the related assets and is computed on the straight-line method. Estimated useful lives for buildings and improvements are 15 to 30 years and 5 to 13 years for machinery and equipment.

Cost in Excess of Net Assets Acquired

   Cost in excess of net assets acquired is amortized on the straight-line method over periods ranging from 30 to 40 years. Accumulated amortization amounted to approximately $70,947 and $64,391 at December 31, 1997 and 1996, respectively.

   The Company's accounting policy regarding the assessment of the recoverability of the carrying value of goodwill and other intangibles is to review the carrying value of goodwill and other intangibles if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill and other intangibles will not be recoverable, as determined based on undiscounted future cash flows of the Company, the carrying value of goodwill and other intangibles will be reduced to estimated fair value. No impairments were noted in 1997.

Other Assets

   Other assets are comprised of deferred charges related to certain of the Company's debt agreements and other intangible assets that are amortized over periods ranging from one to 20 years. Additionally, other assets include cash restricted for use obtained from borrowings under economic development revenue bonds in the amount of approximately $0 and $5,000 at December
31, 1997 and 1996, respectively.

Impairment of Long-lived Assets

   The Company accounts for the impairment of long-lived assets under FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" (FAS 121). FAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Long-lived assets to be disposed of are carried at the lower of cost or fair value less cost to sell when the Company is committed to a plan of disposal.

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

Derivative Financial Instruments

   The Company uses interest rate swaps and other financial instruments to synthetically manage the interest rate characteristics of its currently outstanding debt and future debt. These instruments generally fix floating rate debt at specified interest rates and enable the Company to significantly eliminate the effect of a change in interest rates from the date it entered into these transactions.

   For the interest-rate swaps, the differential to be paid or received as interest rates change is recognized as an adjustment of interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair value of the agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

   Gains and losses on terminations of interest-rate agreements are deferred as an adjustment to the carrying amount of the debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life. In the event of the early extinguishment of a designated current or anticipated debt obligation, any realized or unrealized gain or loss from the interest-rate agreements would be recognized in income coincident with the termination of the aforementioned obligation.

   The Company uses forward foreign exchange contracts for three purposes. First, to mitigate the translation exposure that results from investments in certain foreign subsidiaries; second, to minimize the effects of foreign currency fluctuations for certain purchase contracts which require payment in foreign currencies; and third, to minimize the effect changes in foreign currencies have on certain components of working capital.

   Realized and unrealized gains and losses related to forward foreign exchange contracts used to reduce the risk of certain designated foreign investments are included in the cumulative translation account in stockholders' equity. Forward points incurred in these contracts are recorded as an adjustment to interest expense amortized on a straight-line basis. Realized gains and losses related to forward foreign exchange contracts utilized to reduce the effect of foreign currency fluctuations on purchases are recorded as an adjustment to the cost of the asset. Realized and unrealized gains and losses related to forward foreign exchange contracts utilized to reduce the effect of foreign currency fluctuations on working capital are recognized and offset foreign exchange gains or losses on the underlying exposure. If the forward foreign exchange contract notional amounts exceed the amount of the designated foreign investment, purchase commitment, or working capital component, realized and unrealized gains or losses on the excess amount are recognized in earnings. The related amounts due to or from counterparties are included in other assets or liabilities.

   The Company also uses an equity-linked investment to hedge its exposure to compensation expense related to a Supplemental Employee Retirement Plan
(SERP). This equity-linked investment, on which the value fluctuates based on the market price of the Company's stock, is marked to market and gains or losses are recognized as an offset to compensation expense related to the SERP.

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

Research and Development Costs

   Research and development costs are expensed as incurred. Such costs were approximately $19,600, $18,500 and $16,900 for 1997, 1996 and 1995,
respectively.

Grant Accounting

   The Company's Pearl River Plant under construction in Mississippi has received various grants, including capital and operating grants, from the state of Mississippi and other local authorities. The capital grants without stipulated operating requirements are recorded as a reduction of property, plant and equipment. The capital grants with stipulated operating requirements are recorded as deferred revenue and amortized into income as the requirements stipulated in the grant are satisfied. The operating grants are recorded as a reduction of operating expenses in the period the reduction occurs. The impact of grants on the 1997, 1996, and 1995 results of operations was immaterial.

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

Earnings Per Common Share

   In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Cash and Cash Equivalents

   The Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

New Accounting Standards

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), effective for fiscal years beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company has not completed its analysis of the effect of adoption of FAS 131 on its financial statement disclosure; however, the adoption of FAS 131 will not affect results of operations or financial position.

2.  ACQUISITION

   On December 31, 1995, the Company acquired the Netherlands-based PET Resins business (the Business) of Akzo Nobel (Akzo) for a purchase price of approximately $78,500. The acquisition has been accounted for under the purchase method and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated based on estimated fair values at the date of the acquisition. The excess of the purchase price over assets acquired (goodwill) is being amortized on a straight-line basis over 30 years.

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

   In connection with the acquisition, the Company entered into a contract to purchase PET resins under a take-or-pay arrangement. The contract required that 134,000 pounds be purchased on a declining basis during the period from 1997 to 2000. During the second quarter of 1997, the Company recorded a restructuring charge which included the estimated costs for the modification of this take-or-pay arrangement as well as certain supply and service agreements at its Netherlands-based operation. The modification reduced the number of pounds required to be purchased during the contract period to an immaterial amount (see note 6).

   Also, in conjunction with this acquisition, the Company has entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars in order to reduce the related impact of foreign currency translation adjustments (see note 14).

3.  DIVESTITURES AND OTHER

   On December 30, 1997, the Company sold its thermoformed packaging and extruded sheet operation located in Ripon, WI for approximately $15,900 resulting in a pretax loss of $8,384. This loss is reported net of a $2,421 gain from an insurance reimbursement related to a warehouse fire at the Company's Irish fiber operation in July 1997. Together, these events decreased net earnings by approximately $3,800, or $0.12 per diluted share. The Company plans to replace the destroyed buildings.

   In the first quarter of 1996, the Company sold its polyester bonded batting and needle-punched fabric operations located in Charlotte, NC and Commerce, CA for their approximate book value. In August 1995, the Company sold substantially all of the businesses of its New England CRInc. (CRInc.) subsidiary for approximately $16,230. The Company recorded a pretax loss on the sale of $5,500, which decreased 1995 net earnings by approximately $3,400, or $0.10 per diluted share.

   The operating results of the divested businesses have not had a material impact on the Company's consolidated financial statements.

4.  INVENTORIES

   Inventories consist of the following:

                                                        December 31,
                                                    1997             1996
                                                   ------           ------
Raw materials . . . . . . . . . . .               $ 50,669        $ 65,552
Finished and semi-finished goods. .                 90,210          78,280
Supplies. . . . . . . . . . . . . .                 13,254          14,853
                                                  --------        --------
                                                  $154,133        $158,685
                                                  ========        ========

   At December 31, 1997 and 1996, current replacement cost of inventories valued using the LIFO method was not in excess of their carrying value.

5.  ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                        December 31,
                                                   1997             1996
                                                  ------           ------
Payroll and other compensation. . .               $ 7,494         $ 7,573
Retirement plans. . . . . . . . . .                 7,681           5,176
Property and other taxes. . . . . .                 4,757           4,841
Interest. . . . . . . . . . . . . .                 1,621           3,065
Other . . . . . . . . . . . . . . .                18,037          20,665
                                                  -------         -------
                                                  $39,590         $41,320
                                                  =======         =======

6.  RESTRUCTURING CHARGES

   During the second quarter of 1997, the Company implemented a restructuring plan designed to reduce costs and enhance the overall competitiveness of its European operations, resulting in a pretax charge of $7,469. Approximately $4,600 of the restructuring charge is estimated costs for the modification of certain supply and service agreements at the Company's Netherlands-based PET resins business. This includes the modification of its take-or-pay supply arrangement, reducing the number of pounds required to be purchased during the period from 1997 to 2000 from 134,000 to an immaterial amount.
The restructuring charge also includes $2,400 in termination benefits for 61 employees at its recycled fiber operation in Ireland. Approximately $5,600 was charged against the restructuring accrual during 1997.

7.  BORROWING ARRANGEMENTS

   Long-term debt consists of the following:

                                                        December 31,
                                                    1997           1996
                                                   ------         ------
Revolving credit loan facility and competitive
 bid loans. . . . . . . . . . . . .               $ 20,000       $ 75,000
Uncommitted lines of credit . . . .                214,865         59,699
Serialized senior unsecured notes,
 9.18% - 9.26%, due 1998-1999 . . .                 80,000        100,000
Economic development revenue bonds, at variable
 interest rates, due 2010-2022. . .                 49,680         54,500
8.41% senior unsecured note, due 2000               30,000         30,000
Other . . . . . . . . . . . . . . .                    208            367
                                                  --------       --------
                                                   394,753        319,566
     Less current portion . . . . .                    208            159
                                                  --------       --------
                                                  $394,545       $319,407
                                                  ========       ========

   On February 8, 1995, the Company entered into an unsecured $330,000 Revolving Credit Loan (the Facility) maturing in February 2000 that replaced a reducing revolving loan facility. The terms of the Facility provide the Company the ability to borrow under competitive bid loans (CBLs) which reduce the availability under the Facility and bear interest at the offering bank's prevailing interest rate. The Facility has no scheduled principal repayments and any borrowings under non-CBLs bear interest, at the Company's option, at
(1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%, (2) the LIBOR rate plus applicable margin or (3) the CD rate plus applicable margin. At December 31, 1997, the average interest rate on borrowings under the Facility was approximately 6.0% and the amount available to the Company was $310,000.

   Terms, rates and maturity dates for the uncommitted lines of credit are agreed upon by the Bank and the Borrower at each borrowing date. At December 31, 1997, the maturities on the domestic outstanding borrowings ranged from 15 to 86 days with interest rates ranging from 5.97% to 6.20%. At year-end, the Company had $250,000 available under these lines.

   The economic development revenue bonds (the Bonds) are tenderable by the holders and are secured by letters of credit aggregating approximately $50,895 at December 31, 1997. The average interest rate on the Bonds at December 31, 1997 was approximately 3.83%.

   The Bonds and borrowings under the Facility, serialized senior unsecured notes, CBLs and uncommitted lines of credit are classified as long-term in accordance with the Company's intention and ability to refinance such obligations on a long-term basis.

   The Company has entered into two types of financial instruments to minimize its interest rate exposure. One instrument, with a notional amount of $150,000, was designed to provide a fixed 10 year interest rate of 6.42% (exclusive of corporate spreads) on $150,000 of debt if issued on December 31, 1997 and approximately 6.51% if issued on March 31, 1998. The Company has also entered into interest rate swaps to fix the interest rate on variable rate borrowings thereby eliminating substantial interest rate risk. The agreements are for $200,000, $100,000 of which were in effect at December 31, 1997, and $100,000 with starting dates ranging between February and May

1998. Maturity dates are a minimum of 5 years and a maximum of 10 years after the starting date of the swaps. The swaps will effectively fix the rates of interest between 6.10% and 6.20% on $200,000 of borrowings. In aggregate, the Company estimates it would have had to pay approximately $14,200 to terminate these agreements at December 31, 1997.

   The Company's financing agreements contain normal financial and restrictive covenants. The most restrictive of these covenants permits a maximum leverage ratio of 55%, requires EBITDA to exceed 3.5 times interest expense and requires the Company to maintain a certain net worth.

   Aggregate maturities of long-term debt for the next five years are as follows: 1998 -- $208; 1999 -- $40,000; 2000 -- $304,865; 2001 -- $0 and
2002 -- $0.

   The carrying amounts of the Company's borrowings under its variable rate credit agreements approximate their fair value. The fair values of the Company's fixed rate credit agreements are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's fixed rate debt exceeded the carrying value by approximately $4,200 at December 31, 1997. Prepayment of the fixed rate debt could result in significant penalties.

   During 1997, 1996 and 1995, the Company capitalized interest of $9,820, $4,755, and $3,125, respectively, as part of the cost of capital projects under construction. Interest expense (net) includes interest income of $2,402, $2,935 and $2,563 for 1997, 1996 and 1995, respectively.

8.  INCOME TAXES

   For financial reporting purposes, earnings (loss) before income taxes are as follows:

                                                  Years Ended December 31,
                                                1997       1996       1995
                                               ------     ------     ------
United States. . . . . . . . . . . . .        $53,170    $68,463    $ 83,206
Foreign. . . . . . . . . . . . . . . .         (1,980)   (14,314)     32,505
                                              -------   --------   --------
                                              $51,190    $54,149    $115,711
                                              =======    ========   ========

   Significant components of the provision for income taxes are as follows:

                                                 Years Ended December 31,
                                                1997       1996       1995
Current:                                       ------     ------     ------
  Federal. . . . . . . . . . . . . . .        $ 8,630   $17,625     $24,900
  State. . . . . . . . . . . . . . . .            419       955       3,847
  Foreign. . . . . . . . . . . . . . .          1,161       544       3,475
                                              -------   -------     -------
                                               10,210    19,124      32,222
                                              -------   -------     -------
Deferred:
  Federal. . . . . . . . . . . . . . .        $ 9,244   $ 7,846     $ 8,085
  State. . . . . . . . . . . . . . . .          1,241     1,098       1,205
  Foreign. . . . . . . . . . . . . . .            140      (448)        145
                                              -------   -------     -------
                                               10,625     8,496       9,435
                                              -------   -------     -------
                                              $20,835   $27,620     $41,657
                                              =======   =======     =======

   The difference between the provision for income taxes and income taxes computed at the statutory income tax rate is explained as follows:

                                                 Years Ended December 31,
                                                 1997      1996      1995
                                                 ----      ----      ----
Computed at statutory rate. . . . . . .          35.0%     35.0%     35.0%
State taxes, net of federal benefit . .           1.9       2.5       2.9
Differences in income tax rates between
 the United States and foreign countries         (5.0)     (1.2)     (6.3)
Amortization of cost in excess of net
 assets acquired. . . . . . . . . . . .           6.0       5.7       2.7
Foreign losses for which no tax benefit
 has been provided. . . . . . . . . . .           2.1      10.5       --
Other, net . . . . . . . . . . . . .. .            .7      (1.5)      1.7
                                                 ----      ----      ----
Effective tax rate. . . . . . . . . . .          40.7%     51.0%     36.0%
                                                 ====      ====      ====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

                                                      December 31,
                                                   1997          1996
                                                   ----          ----
Inventory . . . . . . . . . . . . . . .          $  6,087      $  5,170
Depreciation. . . . . . . . . . . . . .           109,670       100,872
Foreign . . . . . . . . . . . . . . . .             3,823         3,956
Other . . . . . . . . . . . . . . . . .            10,114        10,060
                                                 --------       -------
Total deferred tax liabilities. . . . .           129,694       120,058
                                                 --------       -------
Pension . . . . . . . . . . . . . . . .             2,686         3,009
State deferred benefits . . . . . . . .             5,274         4,695
Long-term liabilities . . . . . . . . .             5,642         7,277
Foreign net operating loss carryforward             6,776         5,693
Other . . . . . . . . . . . . . . . . .             9,505         9,115
                                                 --------       -------
Total deferred tax assets . . . . . . .            29,883        29,789
Valuation allowance . . . . . . . . . .             6,776         5,693
                                                 --------       -------
Net deferred tax assets . . . . . . . .            23,107        24,096
                                                 --------       -------
Net deferred tax liabilities. . . . . .          $106,587      $ 95,962
                                                 ========       =======

   Deferred taxes have not been provided for approximately $110,827 of undistributed earnings of foreign subsidiaries. The Company intends to reinvest such undistributed earnings for an indefinite period except for distributions upon which incremental taxes would not be material. If all such earnings were distributed, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

   At December 31, 1997 the Company had foreign net operating loss carryforwards (NOLs) of approximately $19,361 for income tax purposes that may be carried forward indefinitely. The NOLs resulted from operations of its European PET resins business. The use of the NOLs is limited to future taxable income of the European PET resins business. For financial reporting purposes, no tax benefit (a deferred tax asset) has been provided for these losses.

9. ENVIRONMENTAL MATTERS

   The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. As discussed in note 1, the Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $9,800 and $25,200 on an undiscounted basis. In connection with these expenditures, the Company has accrued management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $9,300 to $28,600. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

10. RETIREMENT PLANS

   The Company has defined benefit plans and defined contribution pension plans that cover substantially all employees. The Company also has an employee stock ownership plan (ESOP) covering substantially all domestic employees. The defined contribution plan and the ESOP provide for Company contributions based on the earnings of eligible employees. Expense related to the defined contribution plan amounted to approximately $8,014, $7,481, and $8,351 for the years ended December 31, 1997, 1996 and 1995,respectively. Expense related to the ESOP amounted to approximately $2,274, $2,369 and $2,253 for the years ended December 31, 1997, 1996 and 1995, respectively.

   Benefits under the Wellman International Limited (WIL) and PET Resins-Europe defined benefit plans are based on employees' compensation and length of service, while benefits under defined benefit plans covering domestic employees are based on employees' compensation and length of service or at stated amounts based on length of service. The Company's policy is to fund amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Assets of the domestic plans are invested primarily in equity securities, debt securities and money market instruments. For international plans, assets are invested in insured products. The pension costs (benefits) of the domestic and foreign defined benefit plans consist of the following:

                                               Years Ended December 31,
                                             1997       1996        1995
                                            ------     ------      ------
Service cost. . . . . . . . . . . . . .     $1,408     $  598     $  646
Interest cost on projected benefit
 obligations. . . . . . . . . . . . . .      4,669      4,761      4,659
Actual return on plan assets. . . . . .     (9,513)    (6,587)    (9,772)
Net amortization and deferral . . . . .      3,154        481      5,356
                                            ------     ------     ------
                                            $ (282)    $ (747)    $  889
                                            ======     ======     ======

   The following table sets forth the funded status and amounts included in the Company's consolidated balance sheets at December 31, 1997 and 1996 for the domestic and foreign defined benefit pension plans:

                                                        1997      1996
Actuarial present value of benefit obligations:         ----      -----
  Vested benefit obligations. . . . . .               $59,268    $62,039
                                                      =======    =======
  Accumulated benefit obligations . . .               $59,885    $62,338
                                                      =======    =======
  Projected benefit obligations . . . .               $69,373    $71,469
Plan assets at fair market value. . . .                87,161     75,745
                                                      -------    -------
Funded status . . . . . . . . . . . . .                17,788      4,276
Unrecognized net gain . . . . . . . . .               (20,347)    (8,940)
Unrecognized net liability at transition                  409        489
Unrecognized prior service cost . . . .                  (954)    (1,070)
                                                      -------    -------
Accrued pension costs . . . . . . . . .               $(3,104)   $(5,245)
                                                      =======    =======

   Assumptions used in determining the projected benefit obligation as of December 31 were as follows:

                                             1997       1996       1995
Domestic plans                              ------    -------     ------
  Discount rate                              7.25%      7.25%      7.25%
  Future compensation increase               3.25%      4.25%      4.25%
  Rate of return on plan assets              9.0%        9.0%       9.0%
WIL
  Discount rate                              6.0%       7.0%       7.5%
  Future compensation increase               3.5%       4.5%       5.0%
  Rate of return on plan assets              6.0%       7.0%       7.5%

PET Resins-Europe
  Discount rate                              6.0%       6.0%         --
  Future compensation increase               3.0%       3.0%         --
  Rate of return on plan assets              6.0%       6.0%         --

11.  STOCKHOLDERS' EQUITY

   The Company has stock option plans (the Plans) which authorize the grant of non-qualified stock options (NQSOs). At December 31, 1997, the maximum number of common shares authorized for grant under the Plans is 2,029,000. For all options granted in connection with the Plans, the option period extends for 11 years from the date of grant with the shares vesting at 20% per year over the first five years. The option price for such options is equal to the fair value of the Company's common stock at the date of grant.

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

   Pro forma information regarding net earnings and earnings per common share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free interest rate of 5.84%, 6.33% and 5.63%; a dividend yield of .95%, .84% and .75%;
volatility factors of the expected market price of the Company's common stock of .424, .433 and .447; and a weighted-average expected life of the option of 7 years. The weighted-average fair value of options granted in 1997, 1996 and 1995 was $9.21, $8.62 and $11.59, respectively.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              1997       1996      1995
                                              -----      -----    ------
Pro forma  net earnings                      $29,051   $25,889    $74,037
Pro forma basic earnings per common share    $  0.93   $  0.79    $  2.22
Pro forma diluted earnings per common share  $  0.93   $  0.79    $  2.20

   Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2000.

   A summary of the Company's stock option activity and related information for the three years ended December 31, 1997 follows:

                                                                  Weighted
                                                               Average Price
                                                         Shares   Per Share
                                                         ------   ---------
Outstanding December 31, 1994. . . . . . . . . .       1,867,631   $21.89
  Granted. . . . . . . . . . . . . . . . . . . .         428,000    22.75
  Exercised. . . . . . . . . . . . . . . . . . .         (89,597)    9.44
  Cancelled. . . . . . . . . . . . . . . . . . .         (57,560)   23.35
                                                       ---------   ------
Outstanding December 31, 1995. . . . . . . . . .       2,148,474    22.54
  Granted. . . . . . . . . . . . . . . . . . . .         643,900    17.00
  Exercised. . . . . . . . . . . . . . . . . . .         (49,386)   17.44
  Cancelled. . . . . . . . . . . . . . . . . . .         (31,490)   25.32
                                                       ---------   ------
Outstanding December 31, 1996. . . . . . . . . .       2,711,498    21.28
  Granted. . . . . . . . . . . . . . . . . . . .           8,000    18.94
  Exercised. . . . . . . . . . . . . . . . . . .         (25,050)   18.06
  Cancelled. . . . . . . . . . . . . . . . . . .        (244,120)   22.20
                                                       ---------   ------
Outstanding December 31, 1997. . . . . . . . . .       2,450,328   $21.22
                                                       =========   ======

   At December 31, 1997, 1996 and 1995, options for 1,562,685, 1,326,595 and
1,040,301 shares, respectively, were exercisable. At December 31, 1997, 2,029,000 shares were available for future option grants. The following summarizes information related to stock options outstanding at December 31, 1997:

Range of exercise prices                   $11.63 to $19.88  $20.63 to $34.38
                                           ----------------  ----------------
Number outstanding at December 31, 1997           1,348,298         1,102,030
Weighted average remaining contractual life       7.3 years         7.2 years
Weighted average exercise price of
 options outstanding                                 $17.48            $25.79
Number exercisable at December 31, 1997             809,635           753,050
Weighted average exercise price of
 options exercisable                                 $17.75            $26.06

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

12.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted
earnings per share:                          1997       1996       1995
                                            ------    -------     ------
Numerator for basic and diluted
 earnings per share:
  Net Income                               $ 30,355   $ 26,529   $ 74,054
                                           --------   --------   --------
Denominator:
  Denominator for basic earnings per
   share - weighted average shares           31,120     32,649     33,322
  Effect of dilutive securities:
    Employee stock options                      149        125        377
                                           --------   --------   --------
  Denominator for diluted earnings per
   share - adjusted weighted average share   31,269     32,774     33,699
                                           ========   ========   ========
Basic earnings per share                   $   0.98   $   0.81   $   2.22
                                           ========   ========   ========
Diluted earnings per share                 $   0.97   $   0.81   $   2.20
                                           ========   ========   ========

13.  COMMITMENTS AND CONTINGENCIES

   Approximate minimum rental commitments under noncancelable leases (principally for buildings and equipment) during each of the next five years and thereafter are as follows: 1998 -- $6,865; 1999 -$5,276; 2000 -
$4,872; 2001 -- $4,538; 2002 -- $3,747 and thereafter -- $6,086.

   Rent expense for cancelable and noncancelable operating leases was $6,232 $6,059, and $5,778 for the years ended December 31, 1997, 1996 and 1995, respectively.

   The Company has made certain commitments to expand its polyester production capacity, including the construction of its Pearl River Plant in Mississippi, with the first stage expected to be completed in late 1998. The anticipated construction cost to complete this facility at December 31, 1997 is approximately $190,000.

   See notes 7 and 9 for information related to the outstanding letters of credit and environmental matters, respectively.

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters will not have a material adverse effect, if any, on the Company's consolidated financial position or results of operations.

14.  FINANCIAL INSTRUMENTS

   The Company has entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $21,800 and $48,800 at December 31, 1997 and 1996, respectively, in order to reduce the related impact of foreign currency translation adjustments. The Company has designated these contracts as a hedge of a net investment in a foreign entity.

   The Company entered into forward foreign currency contracts to exchange U.S. dollars for German marks with an aggregate notional amount of $12,600 and $33,600 at December 31, 1997 and 1996, respectively. These contracts are designed to reduce (hedge) the impact of foreign currency fluctuations relative to fixed asset purchase commitments and have maturity dates ranging from January 1998 through March 1999.

   The Company's European businesses utilize foreign currency debt and forward currency contracts to hedge certain of their accounts receivable and accounts payable denominated in other foreign currencies. The notional amount of such contracts was $15,500 and $21,600 at December 31, 1997 and 1996, respectively.

Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency and interest rate contracts described above and in notes 2 and 7 and temporary cash investments and trade accounts receivable. The counterparties to the contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties. The Company places its temporary cash investments with high credit quality institutions. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Fair Value of Financial Instruments

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

   Cash and cash equivalents, accounts receivable, accounts payable and equity-linked investment: The carrying amounts reported in the consolidated balance sheets approximate their fair value.

   Borrowing arrangements:  See note 7.

   Interest rate instruments: The fair value of interest rate instruments is the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

   All of the Company's estimates of fair value and termination cost/benefit for its derivative financial instruments are based on readily available dealer quotes as to the amounts the Company would receive or pay to terminate the contracts.

   The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996:

                                     1997                      1996
                               ------------------      -------------------
                               Carrying      Fair      Carrying      Fair
                                Amount      Value       Amount       Value
                               --------     -----      --------      -----
Nonderivatives
  Cash and cash equivalents   $      0    $      0     $  2,120    $  2,120
  Accounts receivable          126,106     126,106      132,296     132,296
  Accounts payable              73,070      73,070       64,019      64,019
  Borrowing arrangements       394,753     398,953      319,566     325,325
Derivatives-receive (pay):
  Interest rate instruments        (91)    (14,152)         --         (487)
  Forward foreign currency
   contracts                       322        (893)         --          932
  Equity-linked investment       2,131       2,131          --           --

15.  BUSINESS SEGMENT AND GEOGRAPHIC AREAS

   The Company operates in one business segment: principally the manufacture and sale of polyester products, including Fortrel(R) brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear(R) PET packaging resins.

   Net sales and operating income for the years ended December 31, 1997, 1996 and 1995 and identifiable assets at the end of each year, classified by the major geographic areas in which the Company operates, are as follows:

                                            1997         1996         1995
Net sales                                  ------       ------       ------
  U.S. . . . . . . . . . . . . . . . .   $  898,787   $  885,193   $  952,663
  Europe . . . . . . . . . . . . . . .      184,401      213,611      156,735
                                         ----------   ----------   ----------
                                         $1,083,188   $1,098,804   $1,109,398
                                         ==========   ==========   ==========
Operating income (loss)
  U.S. . . . . . . . . . . . . . . . .   $   74,389   $   83,390   $  101,623
  Europe . . . . . . . . . . . . . . .       (5,076)     (15,266)      31,254
                                         ----------   ----------   ----------
                                         $   69,313   $   68,124   $  132,877
                                         ==========   ==========   ==========
Identifiable assets
  U.S. . . . . . . . . . . . . . . . .   $1,217,517   $1,082,077   $1,011,952
  Europe . . . . . . . . . . . . . . .      101,708      121,872      198,721
                                         ----------   ----------   ----------
                                         $1,319,225   $1,203,949   $1,210,673
                                         ==========   ==========   ==========

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

   Quarterly financial information for the years ended December 31, 1997 and 1996 is summarized as follows:

-----------------------------------------------------------------------------
                     March 31,   June 30,  Sept. 30,    Dec. 31,      Total
Quarter ended          1997      1997(1)     1997       1997(2)       1997
-----------------------------------------------------------------------------
Net sales            $255,148   $279,211   $264,682    $284,147   $1,083,188
Gross profit           39,939     42,088     38,851      39,032      159,910
Net earnings            8,727      5,301      9,775       6,552       30,355
Basic net earnings
 per common share    $   0.28   $   0.17   $   0.31    $   0.21    $    0.98
Diluted net earnings
 per common share    $   0.28   $   0.17   $   0.31    $   0.21    $    0.97
-----------------------------------------------------------------------------
                      March 31,   June 30,  Sept. 30,  Dec. 31,     Total
Quarter ended           1996       1996      1996(3)    1996        1996
-----------------------------------------------------------------------------
Net sales            $ 301,001  $ 283,850  $ 265,383  $ 248,570  $1,098,804
Gross profit            44,647     45,341     29,081     38,042     157,111
Net earnings (loss)     11,709     11,729     (2,830)     5,921      26,529
Basic net earnings (loss)
 per common share        $0.35      $0.35     $(0.09)     $0.19       $0.81
Diluted net earnings (loss)
 per common share        $0.35      $0.35     $(0.09)     $0.19       $0.81

(1) Quarterly net earnings reflect a pretax restructuring charge of $7,469 which decreased net earnings by approximately $4,300 ($0.14 per diluted share).
(2) Quarterly net earnings reflect a pretax charge of $5,963 related to the sale of a subsidiary which was partially offset by a gain from an insurance reimbursement at the Company's Irish fiber operation.
     This charge decreased net earnings by approximately $3,800 ($0.12 per diluted share).
(3) Quarterly net earnings reflect a pretax inventory charge of $7,000 resulting from declining raw material costs and selling prices which decreased net earnings by approximately $4,300 ($0.13 per diluted share), and an additional $4,400 ($0.14 per diluted share) in income taxes related to a change in estimate to reflect a higher than expected tax rate for the year.

REPORT OF INDEPENDENT AUDITORS
Board of Directors
Wellman, Inc.

   We have audited the accompanying consolidated balance sheets of Wellman, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. We did not audit the financial statements and schedules of a wholly owned subsidiary of the Company, which statements reflect total assets constituting 6% in 1997 and 7% in 1996 and total revenues constituting 10% in 1997, 10% in 1996 and 14% in 1995 of the related consolidated totals. Those financial statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly owned subsidiary, is based solely on the report of other auditors.

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

   In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                  ERNST & YOUNG LLP



February 12, 1998

                                     SCHEDULE II

                          VALUATION AND QUALIFYING ACCOUNTS
                      Years Ended December 31, 1997, 1996 and 1995
                                   (In thousands)

                        Balance at   Charged to                      Balance
                        Beginning    Costs and                       at End
       Description       of Year     Expenses   Other    Deductions  of Year
       -----------      ---------    --------   -----    ----------  -------
Allowance for doubtful
 accounts receivable:


  Year ended
   December 31, 1997     $2,611     $2,187   $   824(c)  $  393(b)   $5,229
                         ======     ======   ======      ======      ======

  Year ended
   December 31, 1996     $5,335     $1,813   $  (961)(a) $3,576(b)   $2,611
                         ======     ======   =======     ======      ======

  Year ended
   December 31, 1995     $4,733      $1,391   $1,301(a)  $2,090(b)   $5,335
                         ======      ======   ======     ======      ======

(a) Primarily foreign currency translation adjustments, except for purchase accounting adjustments of approximately ($930) and $1,250 for 1996 and 1995, respectively, related to the acquisition discussed in note 2 to the consolidated financial statements.

(b)  Accounts written off.

(c)  Primarily recovered of accounts previously written off.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------  ---------------------------------------------------------------

   None.



                                 PART III
Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

   "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance and Other Information" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 are hereby incorporated by reference herein.

Item 11.  Executive Compensation
-------   ----------------------

   "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

   "Introduction" and "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 are hereby incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

   "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 is hereby incorporated by reference herein.

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

     2.  Financial Statement Schedules
         -----------------------------

         The consolidated financial statement schedule included in Item 8 is filed as part of this annual report.

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

Exhibit Number        Description
--------------        -----------

  3(a)(1) Restated Certificate of Incorporation (Exhibit 3.1 of the Company's Registration Statement on Form S-1, File No. 33-13458, refiled as Exhibit 3(a)(1) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

  3(a)(2) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 3(a)(2) of the Company's Registration Statement on Form S-4, File No. 33-31043, refiled as Exhibit 3(a)(2) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

  3(a)(3) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 28 of the Company's Registration Statement on Form S-8, File No. 33-38491, refiled as Exhibit 3(a)(3) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

  3(a)(4) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 3(a)(4) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

  3(b) By-laws, as amended (Exhibit 3(b) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

  4(a)(1) Loan Agreement dated February 8, 1995 by and between the Company and Fleet National Bank, as agent, and certain other financial institutions (Exhibit 4(a) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

  4(a)(2) First Amendment to Loan Agreement dated June 4, 1997 by and among the Company and Fleet National Bank, as agent, and certain other financial institutions

  4(b) Loan Agreement between South Carolina Jobs - Economic Development Authority (the "Authority") and the Company dated as of December 1, 1990 (Exhibit 4(n) of the Company's Form 10-K for the year ended December 31, 1990 incorporated by reference herein)

  4(c) Registration Rights Agreement dated as of August 12, 1985 by and among the Company, Thomas M. Duff and others (Exhibit 4.7 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

  4(d) Loan Agreement between the Authority and the Company, dated as of December 1, 1992 (Exhibit 4(w) of the Company's Form 10-K for the year ended December 31, 1992 incorporated by reference herein)

  4(e) First Supplemental Loan Agreement between the Authority and the Company dated as of April 1, 1991 (Exhibit 4(a) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

  4(f) Note Purchase Agreement dated as of June 14, 1991 between the Company and the Purchasers named in Schedule I thereto (Exhibit 4(b) of the Company's Form 10-Q for the quarter ended June 30, 1991 incorporated by reference herein)

  4(g)(1) Rights Agreement dated as of August 6, 1991 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 1 of the Company's Form 8-K dated as of August 6, 1991 incorporated by reference herein)

  4(g)(2) Amendment to Rights Agreement dated February 26, 1996 between the Company and Continental Stock Transfer and Trust Company (Exhibit
           4.1 of the Company's Form 8-K dated February 28, 1996 incorporated by reference herein)

  4(h) Loan Agreement between the Authority and the Company dated as of June 1, 1992 (Exhibit 4(u) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

  4(i) Note Purchase Agreement between the Company and Teachers Insurance and Annuity Association of America dated July 28, 1992 (Exhibit 4(v) of the Company's Form 10-Q for the quarter ended June 30, 1992 incorporated by reference herein)

  4(j) Loan Agreement between the Company and Centric Capital Corporation dated as of November 19, 1997

Executive Compensation Plans and Arrangements
---------------------------------------------

10(a) Wellman, Inc. 1985 Amended and Restated Incentive Stock Option Plan (Exhibit 4 of the Company's Registration Statement on Form S-8/S-3, File No. 33-54077, incorporated by reference herein)

10(b)(1) Employment Agreement dated as of January 1, 1990 between the Company and Thomas M. Duff (Exhibit 10(b)(1) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(b)(2) Third Amendment to Employment Agreement dated as of January 1, 1997 between the Company and Thomas M. Duff (Exhibit 10(a) of the Company's Form 10-Q for the quarter ended March 31, 1997 incorporated by reference herein)

10(c) Employment Agreement dated as of December 1, 1994 between the Company and Clifford J. Christenson (Exhibit 10(c) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(d) Employment Agreement dated as of December 1, 1994 between the Company and Keith R. Phillips (Exhibit 10(e) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(e) Employment Agreement dated as of December 1, 1994 between the Company and James P. Casey (Exhibit 10(f) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(f) Employment Agreement dated as of May 21, 1996 between the Company and John R. Hobson (Exhibit 10(a) of the Company's Form 10-Q for the period ended June 30, 1996 incorporated by reference herein)

10(g)     Directors Stock Option Plan dated as of December 2, 1991
          (Exhibit 4(a) of the Company's Registration Statement on Form S-8, File No. 33-44822, incorporated by reference herein)

10(h)     Management Incentive Compensation Plan, as amended

10(i) Summary of Executive Life Insurance Plan (Exhibit 10.22 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

10(j) Description of Directors' Restricted Stock Plan (Exhibit 10(k) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(k) Directors Deferred Compensation Plan (Exhibit 10(l) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(l) Amended and Restated Directors' Retirement Plan (Exhibit 10(m) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(m)     Executive Retirement Restoration Plan, as amended

10(n) Wellman, Inc. 1997 Stock Option Plan (Exhibit 10(b) of the Company's Form 10-Q for the quarter ended June 30, 1997 incorporated by reference herein)

10(o)     Deferred Compensation and Restricted Stock Plan

Other Material Agreements
-------------------------
10(p) Letter Agreement, relating to certain environmental matters, dated August 17, 1987, by and among Fiber Industries, Inc. (FI), Hoechst Celanese Corp. (HCC) and Celanese Fibers Inc. (Celanese) (Exhibit
          10.3 of FI's Registration Statement on Form S-1, File No. 33-20626, incorporated herein by reference)

10(q) Trademark Assignment and License, dated January 28, 1988, by and among FI, HCC and Celanese (Exhibit 10.14 of FI's Registration Statement on Form S-1, File No. 33-20626, incorporated herein by reference)

10(r) Inducement Agreement dated April 16, 1996, by and among Wellman of Mississippi, Inc., the Mississippi Department of Economic and Community Development acting for and on behalf of the State of Mississippi, the Mississippi Business Financial Corporation and certain other parties (Exhibit 10(u) of the Company's Form 10-K for the year ended December 31, 1996 incorporated by reference herein)

21        Subsidiaries
23(a)     Consent of Ernst & Young LLP
23(b)     Consent of KPMG
27(a)     Financial Data Schedule
27(b)     Restated Financial Data Schedules
28(a)     Report of KPMG

  (b)     Reports on Form 8-K
          -------------------

   None.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998.

                                     WELLMAN, INC.

                                    /s/ Thomas M. Duff
                                     ------------------------------
                                     President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 25, 1998.

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