Form 10-Q
period 1998-03-31
WELLMAN INC
filed 1998-05-08
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

     As of May 5, 1998, there were 31,155,488 shares of the registrant's common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

        Condensed Consolidated Statements of Income -
             For the three months ended March 31, 1998 and 1997. . . .   3

        Condensed Consolidated Balance Sheets -
             March 31, 1998 and December 31, 1997. . . . . . . . . . .   4

        Condensed Consolidated Statements of Stockholders' Equity -
             For the three months ended March 31, 1998 and the
              year ended December 31, 1997 . . . . . . . . . . . . . .   5

        Condensed Consolidated Statements of Cash Flows -
             For the three months ended March 31, 1998 and 1997. . . .   6

        Notes to Condensed Consolidated Financial Statements . . . . . 7 - 8

   ITEM 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . 9 - 14

PART II - OTHER INFORMATION

   ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                          ----------------
                                                         1998          1997
                                                         ----          ----
Net sales. . . . . . . . . . . . . . . . . . . . . .   $263,073      $255,148

Cost of sales. . . . . . . . . . . . . . . . . . . .    220,848       216,019
                                                       --------      --------

Gross profit . . . . . . . . . . . . . . . . . . . .     42,225        39,129

Selling, general and administrative
 expenses. . . . . . . . . . . . . . . . . . . . . .     19,346        20,543
                                                       --------      --------


Operating income . . . . . . . . . . . . . . . . . .     22,879        18,586

Interest expense, net. . . . . . . . . . . . . . . .      2,378         3,275
                                                       --------      --------
Earnings before income taxes . . . . . . . . . . . .     20,501        15,311

Income taxes . . . . . . . . . . . . . . . . . . . .      7,790         6,584
                                                       --------      --------

Net earnings . . . . . . . . . . . . . . . . . . . .   $ 12,711      $  8,727
                                                       ========      ========

Basic and diluted net earnings per common share. . .   $   0.41      $   0.28
                                                       ========      ========



            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                    March 31,    December 31,
                                                      1998           1997
                                                   ----------    ------------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . $       --     $       --
  Accounts receivable, less allowance of $4,984
   in 1998 and $5,229 in 1997. . . . . . . . . . .    135,724        126,106
  Inventories. . . . . . . . . . . . . . . . . . .    165,958        154,133
  Prepaid expenses and other current assets. . . .      3,174          3,366
                                                   ----------     ----------
     Total current assets. . . . . . . . . . . . .    304,856        283,605
Property, plant and equipment, at cost:
  Land, buildings and improvements . . . . . . . .    103,655        104,073
  Machinery and equipment. . . . . . . . . . . . .    732,741        735,144
  Construction in progress . . . . . . . . . . . .    303,667        251,493
                                                   ----------     ----------
                                                    1,140,063      1,090,710
  Less accumulated depreciation. . . . . . . . . .    350,250        336,230
                                                   ----------     ----------
     Property, plant and equipment, net. . . . . .    789,813        754,480
Cost in excess of net assets acquired, net . . . .    267,242        269,756
Other assets, net. . . . . . . . . . . . . . . . .     11,358         11,384
                                                   ----------     ----------
                                                   $1,373,269     $1,319,225
                                                   ==========     ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . $   63,325     $   73,070
  Accrued liabilities. . . . . . . . . . . . . . .     39,060         39,590
  Current portion of long-term debt. . . . . . . .        166            208
                                                   ----------     ----------
     Total current liabilities . . . . . . . . . .    102,551        112,868
Long-term debt . . . . . . . . . . . . . . . . . .    451,908        394,545
Deferred income taxes and other liabilities. . . .    177,218        177,378
                                                   ----------     ----------
     Total liabilities . . . . . . . . . . . . . .    731,677        684,791
Stockholders' equity:
  Common stock, $0.001 par value; 55,000,000
   shares authorized, 33,642,670 shares issued
   in 1998, 33,638,193 in 1997 . . . . . . . . . .         34             34
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued . . . . . .         --             --
  Paid-in capital. . . . . . . . . . . . . . . . .    234,264        234,179
  Accumulated other comprehensive income . . . . .     (2,472)           372
  Retained earnings. . . . . . . . . . . . . . . .    459,290        449,373
  Less common stock in treasury at cost:
   2,500,000 shares. . . . . . . . . . . . . . . .    (49,524)       (49,524)
                                                   ----------     ----------
     Total stockholders' equity. . . . . . . . . .    641,592        634,434
                                                   ----------     ----------
                                                   $1,373,269     $1,319,225
                                                   ==========     ==========

            See notes to condensed consolidated financial statements.

                                                 WELLMAN, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (In thousands, except per share data)
                                     COMMON                  ACCUMULATED
                                  STOCK ISSUED                  OTHER
                                 ---------------    PAID-IN COMPREHENSIVE RETAINED TREASURY
                                 SHARES   AMOUNT    CAPITAL     INCOME    EARNINGS   STOCK     TOTAL
                                 ------   ------    -------    ---------- --------  -------    -----
 Balance at December 31, 1996 .  33,612    $34      $233,665    $ 9,853   $429,900 $(49,524) $623,928
 Comprehensive income:
   Net earnings . . . . . . . .                                             30,355             30,355
   Currency translation
    adjustment. . . . . . . . .                                  (9,481)                       (9,481)
 Cash dividends ($0.35
  per share)  . . . . . . . . .                                            (10,882)           (10,882)
 Exercise of stock options. . .      25                  453                                      453
 Issuance of restricted stock .       1                   16                                       16
 Tax effect of exercise of
  stock options . . . . . . . .                           45                                       45
                                 ------    ---      --------    -------   -------- --------  --------
 Balance at December 31, 1997 .  33,638    $34      $234,179       $372   $449,373 $(49,524) $634,434
 Comprehensive income:
   Net earnings . . . . . . . .                                             12,711             12,711
   Currency translation
    adjustment. . . . . . . . .                                  (2,844)                       (2,844)
 Cash dividends ($0.09 per
  share). . . . . . . . . . . .                                             (2,794)            (2,794)
 Exercise of stock options. . .       5                   85                                       85
                                 ------    ---      --------    -------   -------- --------  --------
 Balance at March 31, 1998. . .  33,643    $34      $234,264    $(2,472)  $459,290 $(49,524) $641,592
                                 ======    ===      ========    =======   ======== ========  ========

                     See notes to condensed consolidated financial statements.


                                   WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (In thousands)
                                                          1998          1997
                                                        --------      --------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . .   $ 12,711      $  8,727
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . . .     15,703        13,767
    Amortization. . . . . . . . . . . . . . . . . . .      2,184         2,805
    Deferred income taxes . . . . . . . . . . . . . .      2,710         2,868
    Changes in assets and liabilities . . . . . . . .    (35,590)          139
                                                        --------      --------

  Net cash (used in) provided by operating
   activities . . . . . . . . . . . . . . . . . . . .     (2,282)       28,306
                                                        --------      --------
Cash flows from investing activities:
  Additions to property, plant and equipment. . . . .    (52,912)      (35,575)
  Decrease in restricted cash . . . . . . . . . . . .         --           132
                                                        --------      --------

  Net cash used in investing activities . . . . . . .    (52,912)     (35,443)
                                                        --------      --------
Cash flows from financing activities:
  Net borrowings of long-term debt. . . . . . . . . .     57,913         8,717
  Dividends paid on common stock. . . . . . . . . . .     (2,794)       (2,487)
  Exercise of stock options . . . . . . . . . . . . .         85            --
                                                        --------      --------

  Net cash provided by financing activities . . . . .     55,204         6,230
                                                        --------      --------
Effect of exchange rate changes on cash
 and cash equivalents . . . . . . . . . . . . . . . .        (10)         (179)
                                                        --------      --------

Decrease in cash and cash equivalents . . . . . . . .          0        (1,086)
Cash and cash equivalents at beginning of period. . .          0         2,120
                                                        --------      --------

Cash and cash equivalents at end of period. . . . . .   $      0      $  1,034
                                                        ========      ========

Supplemental cash flow data:
  Cash paid during the period for:
    Interest (net of amounts capitalized) . . . . . .   $  2,959      $  2,381
    Income taxes. . . . . . . . . . . . . . . . . . .   $     74      $  4,932
  Non-cash investing activities financed
   through government grants. . . . . . . . . . . . .   $  4,795      $  2,134

            See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Information for the three months ended
                       March 31, 1998 and 1997 is unaudited)
                                  (In thousands)


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

    Certain 1997 amounts have been reclassified to conform to 1998 presentation.

2.  NET EARNINGS PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                           March 31,      March 31,
                                             1998           1997
                                            ------        -------
Numerator for basic and diluted
 earnings per share:
  Net Income. . . . . . . . . . . . . . .  $ 12,711       $  8,727
                                           --------       --------
Denominator:
  Denominator for basic earnings per
   share - weighted average shares. . . .    31,139         31,112
  Effect of dilutive securities:
    Employee stock options. . . . . . . .       186             34
                                           --------       --------
  Denominator for diluted earnings per
   share-adjusted weighted average shares    31,325         31,146
                                           ========       ========
Basic earnings per share. . . . . . . . .  $   0.41       $   0.28
                                           ========       ========
Diluted earnings per share. . . . . . . .  $   0.41       $   0.28
                                           ========       ========

3.  INVENTORIES

    Inventories consist of the following:

                                         March 31,          December 31,
                                           1998                 1997
                                         ---------           ---------
    Raw materials. . . . . . . . . . .   $ 51,451            $ 50,669
    Finished and semi-finished goods .    101,204              90,210
    Supplies . . . . . . . . . . . . .     13,303              13,254
                                         --------            --------
                                         $165,958            $154,133
                                         ========            ========

4.  ENVIRONMENTAL MATTERS

    The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $10,300 and $27,000. In connection with these expenditures, the Company has accrued an amount at March 31, 1998 representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $9,400 to $28,900 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

5.  COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income for the Company represents net income adjusted for foreign currency translation adjustments. Comprehensive income was $9,867 and $5,296 for the quarters ended March 31, 1998 and 1997, respectively.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which SOP 98-5 is first adopted and should be reported as a cumulative effect of a change in accounting principle.

    The Company expects to adopt SOP 98-5 in the first quarter of 1999. At the present time, the Company has not completed its analysis of the impact the adoption of SOP 98-5 will have on the consolidated statement of income.

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

   The Company plans to substantially increase its polyester fiber and PET resins production capacity through the construction of its new, state-of-the-art Pearl River Plant in Mississippi. This facility is expected to commence operation in three phases beginning in late 1998. By the year 2002, this facility is expected to have annual capacity to manufacture approximately 570 million pounds of resins and 230 million pounds of fiber. As a result, the Company's production mix is expected to be approximately 50% fibers and 50% PET resins.

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

   Raw material margins for the recycled fiber operation tend to be more variable than those for the chemical-based businesses, primarily because changes in recycled raw material costs do not cause changes in fiber prices. Recycled raw material costs are primarily dependent upon worldwide supply and demand for recycled materials.

   The Company's sales are neither materially dependent upon a single customer nor seasonal in nature. Sales for PET resins, primarily for soft drink bottles and other beverages, may be influenced by weather and the relative price of aluminum cans. Demand, prices and raw material costs for both fiber and PET resins may be affected by global economic conditions, supply and demand balances, the prices of competing materials, such as cotton and aluminum, and export activity.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

   Net sales for the three months ended March 31, 1998 increased 3.1% to $263.1 million from $255.1 million for the three months ended March 31, 1997. This increase was primarily a result of higher sales volumes for recycled polyester fiber and higher selling prices for PET resins offsetting lower overall polyester fiber selling prices and the loss of sales of Creative Forming, Inc.
(CFI), which was sold in December 1997. Sales for the Fibers Group decreased 5.1% to $100.1 million in the 1998 period from $105.4 million in the 1997 period due to lower polyester fiber selling prices. Sales for the Recycled Products Group (RPG) increased 10.4% to $104.6 million in the 1998 period from $94.7 million in the 1997 period due to higher worldwide polyester fiber sales volumes which more than offset continued declines in worldwide polyester fiber selling prices. Sales for the Packaging Products Group (PPG) increased 6.2% in the 1998 period to $58.4 million from $55.0 million in the year-ago period due to higher worldwide PET resins selling prices and increased domestic sales volumes which offset decreased sales volumes at the Company's European resins operation and the divestiture of CFI, which had sales in the first quarter of 1997 of $5.2 million. In the second quarter of 1997, the Company commenced operation of an additional 200 million pounds per year PET resin production line at its Darlington, SC plant.

   Gross profit for the three months ended March 31, 1998 increased 7.9% to $42.2 million from $39.1 million for the comparable 1997 period. The gross profit margin for the 1998 period was 16.1% compared to 15.3% for the 1997 period. This increase was primarily the result of increased profitability in the PPG, which offset lower profitability in the Fibers Group. Gross profit for the Fibers Group decreased in the 1998 period as compared to the 1997 period due primarily to lower polyester fiber selling prices, which more than offset lower costs. Gross profit for the RPG remained unchanged in the first quarter of 1998 as compared to the same period in 1997 due to higher worldwide sales volumes and lower raw material costs at the Company's Irish fiber operation which offset lower worldwide polyester fiber selling prices and increased domestic raw material costs. Gross profit for the PPG increased significantly in the 1998 period compared to the 1997 period due primarily to higher PET resins selling prices.

   Selling, general and administrative expense amounted to $19.3 million, or 7.4% of sales, for 1998 decreasing from $20.5 million, or 8.1% of sales, for

1997. The decrease is due to reduced costs at the Company's European operations resulting from the restructuring plan implemented in the second quarter of 1997 and the divestiture of CFI in December 1997.

   As a result of the foregoing, operating income was $22.9 million for the first three months of 1998 compared to $18.6 million for the first three months of 1997.

   Interest expense was $2.4 million for the 1998 period compared to $3.3 million for the 1997 period. The decrease in interest expense is due to higher interest capitalization resulting from the Company's ongoing capital investment program.

   The effective tax rate was 38.0% in the first quarter of 1998 compared to 43.0% for the comparable 1997 period. The tax rate decreased primarily as a result of an overall increase in earnings in conjunction with increased earnings at the Company's Irish fiber operation, which is subject to significantly lower tax rates than the U.S. operations, and the reduction in foreign operating losses for which no tax benefit had been provided.

   As a result of the foregoing, net earnings in the first three months of 1998 were $12.7 million, or $0.41 per basic and diluted share, compared to $8.7 million, or $0.28 per basic and diluted share, for the first three months of 1997.

OUTLOOK

   The worldwide polyester fiber market has begun to experience some effect from the financial troubles of the Far East. In the U.S., higher imports of polyester fiber and apparel have led to sluggish demand and intense price competition. This situation is expected to continue, and gradually affect the European polyester fiber market, during the second half of 1998. Domestic fiber profit margins are expected to remain at low levels primarily due to continued downward pressure on selling prices.

   PET resins sales volumes are expected to increase in 1998 primarily due to the completion of a domestic expansion in the second quarter of 1997 and the scheduled start-up of the first PET resins production line at the Company's Pearl River Plant in Mississippi in late 1998. The start-up of the Pearl River Plant and other worldwide capacity expansions due on-line in the second half of 1998 may result in downward pressure on selling prices and profit margins during that period. Nevertheless, the Company believes that profit margins in this business will recover in 1998 from the historically low levels in 1997.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operations was $2.3 million for the three months ended March 31, 1998 compared to cash generated from operations of $28.3 million for the three months ended March 31, 1997. The decrease in cash from operations was primarily the result of changes in working capital items.

   Net cash used in investing activities amounted to $52.9 million in the 1998 period compared to $35.4 million in the comparable 1997 period. Capital spending amounted to $52.9 million in the 1998 period compared to $35.6 million in the 1997 period reflecting the Company's ongoing capital investment program.

   Net cash provided by financing activities amounted to $55.2 million in the 1998 period compared to $6.2 million in the 1997 period. In 1998, there were net borrowings of $57.9 million compared to $8.7 million in 1997.

   With the completion of the PET resins capacity expansion at the Darlington, SC plant in the second quarter of 1997, the major portion of the Company's ongoing capital investment program is the construction of its Pearl River Plant in Mississippi. The total capitalized cost of the facility is estimated to be approximately $450 million, consisting of approximately $400 million of construction costs plus Mississippi state grants and capitalized interest. This facility, approximately 62% completed, is expected to be operational in three phases beginning in late 1998. The Company's planned capital expenditures in 1998 are estimated to range between $210 and $230 million. The exact amount and timing of the capital spending is difficult to predict since certain projects may extend into 1999 or beyond depending upon equipment delivery and construction schedules. To receive certain incentives provided by the state of Mississippi, the Company, in conjunction with the Mississippi Business Finance Corporation, issued taxable Rural Economic Development Bonds in May 1998.

   The Company's financing agreements contain normal financial and restrictive covenants. The financial resources available to the Company at March 31, 1998 include $215 million under its $330 million revolving credit facility, unused short-term uncommitted lines of credit aggregating approximately $276.9 million, and internally generated funds. The Company is pursuing other forms of financing including the issuance of public or private debt securities. The Company believes these financial resources and other credit arrangements will be sufficient to meet its foreseeable working capital, capital expenditure and dividend payment requirements.

   The Company has entered into two types of financial instruments. One instrument, with a notional amount of $150 million, was designed to provide a fixed 10-year interest rate of 6.51% (exclusive of corporate spreads) on $150 million of debt if issued on March 31, 1998 and approximately 6.61%
(exclusive of corporate spreads) if issued on June 30, 1998. The Company has also entered into interest rate swaps to fix the interest rate on variable rate borrowings. The agreements are for $200 million, $150 million of which were in effect at March 31, 1998, and $50 million with a starting date in May 1998. Maturity dates are a minimum of 5 years and a maximum of 10 years after the starting date of the swaps. The swaps will effectively fix the rate of interest between 6.10% and 6.20% on $200 million of borrowings. In aggregate, the Company estimates it would have had to pay approximately $15.7 million to terminate these agreements at March 31, 1998.

   The Company has entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $21.8 million at March 31, 1998 in order to reduce the related impact of foreign currency translation adjustments. This has the effect of converting a portion of U.S. debt to local currency (guilder) debt. The Company has designated these contracts as a hedge of a net investment in a foreign entity. At March 31, 1998, the Company estimates it would have received approximately $0.4 million if these contracts were terminated.

   The Company has also entered into forward foreign currency contracts to exchange U.S. dollars for German marks with an aggregate notional amount of $8.1 million at March 31, 1998. These contracts are designed to reduce (hedge) the impact of foreign currency fluctuations relative to fixed asset purchase commitments and have maturity dates ranging from April 1998 through March 1999. At March 31, 1998, the Company would have had to pay approximately $.9 million to terminate these contracts.

   The Company's European businesses utilize foreign currency debt and forward currency contracts to hedge certain of their accounts receivable and accounts payable denominated in other foreign currencies. At March 31, 1998, the notional amount of the forward foreign currency contracts was $12.5 million and the cost to terminate these contracts was approximately $.7 million.

   The Company's estimates with respect to the values of its derivative instruments are based on readily available dealer quotes.

YEAR 2000

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which SOP 98-5 is first adopted and should be reported as a cumulative effect of a change in accounting principle.

   The Company expects to adopt SOP 98-5 in the first quarter of 1999. At the present time, the Company has not completed its analysis of the impact the adoption of SOP 98-5 will have on the consolidated statement of income.

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

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

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

   For a more complete description of the prominent risks and uncertainties inherent in the Company's business, see the Company's Form 10-K for the year ended December 31, 1997.

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



Dated May 8, 1998                               By /s/ Keith R. Phillips
      --------------                            ------------------------
                                                Keith R. Phillips
                                                Vice President, Chief Financial
                                                Officer and Treasurer (Principal
                                                Financial Officer)





Dated May 8, 1998                               By /s/ Mark J. Rosenblum
      -------------                             ------------------------
                                                Mark J. Rosenblum
                                                Vice President, Chief Accounting
                                                Officer and Controller
                                                (Principal Accounting Officer)