Form 10-Q
period 1998-06-30
WELLMAN INC
filed 1998-08-07
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

     As of August 5, 1998, there were 33,780,752 shares of the registrant's common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

        Condensed Consolidated Statements of Income -
             For the three and six months ended June 30, 1998 and 1997   3

        Condensed Consolidated Balance Sheets -
             June 30, 1998 and December 31, 1997 . . . . . . . . . . .   4

        Condensed Consolidated Statements of Stockholders' Equity. . .   5

        Condensed Consolidated Statements of Cash Flows -
             For the six months ended June 30, 1998 and 1997   . . . .   6

        Notes to Condensed Consolidated Financial Statements . . . . . 7 - 9

   ITEM 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . .10 - 16

PART II - OTHER INFORMATION

   ITEM 4 - Submission of Matters to a Vote of Security Holders. . . .17 - 18

   ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                       THREE MONTHS          SIX MONTHS
                                      ENDED JUNE 30,        ENDED JUNE 30,
                                      -------------         --------------
                                      1998      1997        1998      1997
                                     ------    ------      ------    ------
Net sales. . . . . . . . . . . . .  $261,268  $279,211    $524,341  $534,359

Cost of sales. . . . . . . . . . .   217,766   237,933     438,614   453,952
                                    --------  --------    --------  --------
Gross profit . . . . . . . . . . .    43,502    41,278      85,727    80,407

Selling, general and
 administrative expenses . . . . .    19,036    20,587      38,382    41,130

Restructuring charges. . . . . . .        --     7,469          --     7,469
                                    --------  --------    --------  --------

Operating income . . . . . . . . .    24,466    13,222      47,345    31,808

Interest expense, net  . . . . . .     2,254     3,922       4,632     7,197
                                    --------  --------    --------  --------
Earnings before income taxes . . .    22,212     9,300      42,713    24,611

Income taxes . . . . . . . . . . .     7,800     3,999      15,590    10,583
                                    --------  --------    --------  --------

Net earnings . . . . . . . . . . .  $ 14,412  $  5,301    $ 27,123  $ 14,028
                                    ========  ========    ========  ========

Basic net earnings per
 common share  . . . . . . . . . .  $   0.46  $   0.17    $   0.87  $   0.45
                                    ========  ========    ========  ========

Diluted net earnings per
 common share. . . . . . . . . . .  $   0.46  $   0.17    $   0.86  $   0.45
                                    ========  ========    ========  ========




            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                    June 30,     December 31,
                                                      1998           1997
                                                   ----------    ------------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . .   $       --     $       --
  Accounts receivable, less allowance of $4,811
   in 1998 and $ 5,229 in 1997 . . . . . . . . .      121,788        126,106
  Inventories. . . . . . . . . . . . . . . . . .      179,186        154,133
  Prepaid expenses and other current assets. . .        4,666          3,366
                                                   ----------     ----------
     Total current assets. . . . . . . . . . . .      305,640        283,605
Property, plant and equipment, at cost:
  Land, buildings and improvements . . . . . . .      104,776        104,073
  Machinery and equipment. . . . . . . . . . . .      735,916        735,144
  Construction in progress . . . . . . . . . . .      356,276        251,493
                                                   ----------     ----------
                                                    1,196,968      1,090,710
  Less accumulated depreciation. . . . . . . . .      367,030        336,230
                                                   ----------     ----------
     Property, plant and equipment, net. . . . .      829,938        754,480
Cost in excess of net assets acquired, net . . .      265,359        269,756
Other assets, net. . . . . . . . . . . . . . . .       11,275         11,384
                                                   ----------     ----------
                                                   $1,412,212     $1,319,225
                                                   ==========     ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .   $   62,019     $   73,070
  Accrued liabilities. . . . . . . . . . . . . .       38,954         39,590
  Current portion of long-term debt. . . . . . .       24,165            208
                                                   ----------     ----------
     Total current liabilities . . . . . . . . .      125,138        112,868
Long-term debt . . . . . . . . . . . . . . . . .      449,881        394,545
Deferred income taxes and other liabilities. . .      179,526        177,378
                                                   ----------     ----------
     Total liabilities . . . . . . . . . . . . .      754,545        684,791
Stockholders' equity:
  Common stock, $0.001 par value; 55,000,000
   shares authorized, 33,768,823 shares issued
   in 1998, 33,638,193 in 1997 . . . . . . . . .           34             34
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued . . . . .           --             --
  Paid-in capital. . . . . . . . . . . . . . . .      236,905        234,179
  Accumulated other comprehensive income . . . .         (643)           372
  Retained earnings. . . . . . . . . . . . . . .      470,895        449,373
  Less common stock in treasury at cost:
   2,500,000 shares. . . . . . . . . . . . . . .      (49,524)       (49,524)
                                                   ----------     ----------
     Total stockholders' equity. . . . . . . . .      657,667        634,434
                                                   ----------     ----------
                                                   $1,412,212     $1,319,225
                                                   ==========     ==========

            See notes to condensed consolidated financial statements.

                                        4

                                               WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
                                               (In thousands)

                                     COMMON                  ACCUMULATED
                                  STOCK ISSUED                  OTHER
                                 ---------------    PAID-IN COMPREHENSIVE   RETAINED TREASURY
                                 SHARES   AMOUNT    CAPITAL     INCOME      EARNINGS   STOCK     TOTAL
                                 ------   ------    -------    ----------   --------  -------    -----
 Balance at December 31, 1996 .  33,612    $34      $233,665    $ 9,853     $429,900 $(49,524) $623,928
 Net earnings . . . . . . . . .                                               30,355             30,355
 Currency translation
    adjustment. . . . . . . . .                                  (9,481)               (9,481)
 Cash dividends ($0.35
  per share)  . . . . . . . . .                                              (10,882)           (10,882)
 Exercise of stock options. . .      25                  453                              453
 Issuance of restricted stock .       1                   16                               16
 Tax effect of exercise of
  stock options . . . . . . . .                           45                               45
                                 ------    ---      --------    -------     -------- --------  --------
 Balance at December 31, 1997 .  33,638    $34      $234,179       $372     $449,373 $(49,524) $634,434
 Net earnings . . . . . . . . .                                               27,123             27,123
 Currency translation
    adjustment. . . . . . . . .                                  (1,015)                         (1,015)
 Cash dividends ($0.18 per
  share). . . . . . . . . . . .                                               (5,601)            (5,601)
 Exercise of stock options. . .      54                1,002                                      1,002
 Issuance of restricted stock .      77                1,608                                      1,608
 Tax effect of exercise of
  stock options . . . . . . . .                          116                                        116
                                 ------    ---      --------    -------     -------- --------  --------
 Balance at June 30, 1998 . . .  33,769    $34      $236,905    $  (643)    $470,895 $(49,524) $657,667
                                 ======    ===      ========    =======     ======== ========  ========

                     See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (In thousands)
                                                       1998           1997
                                                       ----           ----
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . .  $ 27,123        $14,028
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation . . . . . . . . . . . . . . . . .    31,571         29,841
     Amortization . . . . . . . . . . . . . . . . .     4,368          5,600
     Deferred income taxes. . . . . . . . . . . . .     6,048          4,540
     Restricted stock issued for compensation . . .       392             --
     Changes in assets and liabilities. . . . . . .   (36,599)        (3,774)
                                                     --------        -------

  Net cash provided by operating activities . . . .    32,903         50,235
                                                     --------        -------
Cash flows from investing activities:
  Additions to property, plant and equipment. . . .  (107,745)       (84,787)
  Other investing activities. . . . . . . . . . . .        --          5,016
                                                     --------        -------

  Net cash used in investing activities . . . . . .  (107,745)       (79,771)
                                                      -------        -------
Cash flows from financing activities:
  Net borrowings of long-term debt. . . . . . . . .    79,443         32,905
  Dividends paid on common stock. . . . . . . . . .    (5,601)        (5,283)
  Exercise of stock options . . . . . . . . . . . .     1,002             --
                                                      -------        -------

  Net cash provided by financing
   activities . . . . . . . . . . . . . . . . . . .    74,844         27,622
                                                      -------        -------
Effect of exchange rate changes on cash
  and cash equivalents. . . . . . . . . . . . . . .        (2)          (206)
                                                      -------        -------

Increase (decrease) in cash and cash equivalents. .       ---         (2,120)
Cash and cash equivalents at beginning of period. .       ---          2,120
                                                      -------        -------

Cash and cash equivalents at end of period. . . . .  $    ---        $   ---
                                                     ========        =======

Supplemental cash flow data:
  Cash paid during the period for:
    Interest (net of amounts capitalized) . . . . .  $  5,770        $ 8,311
    Income taxes. . . . . . . . . . . . . . . . . .  $  7,832        $13,616
  Non-cash investing activities financed
   through government grants. . . . . . . . . . . .  $  6,639        $10,684
  Non-cash settlement of deferred compensation
   liability financed through the issuance of
   restricted stock . . . . . . . . . . . . . . . .  $  1,216        $    --

           See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and six months ended
                       June 30, 1998 and 1997 is unaudited)
                                  (In thousands)

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

2.  NET EARNINGS PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                     Three Months Ended     Six Months Ended
                                    June 30,   June 30,    June 30,   June 30,
                                     1998       1997         1998      1997
                                    ------     ------       ------    ------
Numerator for basic and diluted
 earnings per share:
  Net Income. . . . . . . . . . . . $14,412    $ 5,301     $27,123    $14,028
                                    -------    -------     -------    -------
Denominator:
  Denominator for basic earnings per
   share - weighted average shares.  31,173     31,113      31,156     31,113
  Effect of dilutive securities:
    Employee stock options and
     restricted stock . . . . . . .     463         16         324         24
                                    -------    -------     -------    -------
  Denominator for diluted earnings
   per share-adjusted weighted
   average shares . . . . . . . . .  31,636     31,129      31,480     31,137
                                    =======    =======     =======    =======
Basic earnings per share. . . . . . $  0.46    $  0.17     $  0.87    $  0.45
                                    =======    =======     =======    =======
Diluted earnings per share. . . . . $  0.46    $  0.17     $  0.86    $  0.45
                                    =======    =======     =======    =======

3.  INVENTORIES

    Inventories consist of the following:

                                         June 30,          December 31,
                                           1998                1997
                                         --------            ---------
    Raw materials. . . . . . . . . . .   $ 57,134            $ 50,669
    Finished and semi-finished goods .    108,406              90,210
    Supplies . . . . . . . . . . . . .     13,646              13,254
                                         --------            --------
                                         $179,186            $154,133
                                         ========            ========

4.  ENVIRONMENTAL MATTERS

    The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $10,300 and $25,900. In connection with these expenditures, the Company has accrued an amount at June 30, 1998 within this range representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $8,700 to $28,300 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

5.  COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income for the Company represents net income adjusted for foreign currency translation adjustments. Comprehensive income was $16,241 and $2,937 for the three months ended June 30, 1998 and 1997, respectively, and $26,108 and $8,233 for the six months ended June 30, 1998 and 1997, respectively.

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

    The Company expects to adopt SOP 98-5 in the first quarter of 1999. The estimated impact of the adoption of SOP 98-5 on the results of operations will be an after tax charge of approximately $3,000 in the first quarter of 1999 for the cumulative effect of a change in accounting principle. In addition, start-up costs to be incurred and expensed in 1999 are estimated to be less than $5,000.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), effective for fiscal years beginning after December 15, 1997. FAS 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined in FAS 131, are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The financial information to be reported includes segment profit or loss, certain revenue and expense items and segment assets and reconciliations to corresponding amounts in the general purpose financial statements. FAS 131 also requires information about products and services, geographic areas of operation, and major customers. The Company has not completed its analysis of the effect of adoption of FAS 131 on its financial statement disclosure; however, the adoption of FAS 131 will not affect results of operations or financial position.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133), effective for fiscal years beginning after June 15, 1999. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any portion of a derivative's change in fair value which is not effective as a hedge of the underlying assets, liabilities, or firm commitments will be immediately recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on its results of operations or financial position.

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

    The Company plans to substantially increase its polyester fiber and PET resins production capacity through the construction of its new, state-of-the-art Pearl River Plant in Mississippi. This facility is expected to commence operation in three phases beginning in late 1998 through the third quarter of 1999. Sales are expected to increase during the course of 1999 as a result of additional volumes from this facility. By the year 2002, this facility is expected to have annual capacity to manufacture approximately 570 million pounds of resins and 230 million pounds of fiber. As a result, the Company's production mix is expected to be approximately 50% fibers and 50% PET resins.

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

    The Company's markets are highly competitive. It competes in these markets primarily on the basis of product quality, customer service, brand identity and price. It believes it is the second-largest polyester staple and fourth-largest POY producer in the United States and the fourth-largest PET resins producer in North America. Several of the Company's competitors are substantially larger than the Company and have substantially greater economic resources.

    Demand for polyester fiber historically has been cyclical, as it is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports, all of which are driven primarily by general economic conditions. Since late 1997, the Far East has been experiencing a significant economic and financial crisis. This crisis has led to higher imports of polyester fiber, fabric and apparel, and fiber price pressure in the U.S. and Europe, which has adversely affected profitability. Global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET.

    Several factors significantly affect the Company's profitability: raw material margins, which are the difference (or spread) between product selling prices and raw material costs; supply and demand for its products;

the prices of competing materials, such as cotton, which can affect demand for its products; and economic and market conditions in the United States, Europe, the Far East and other regions of the world.

    Raw material margins for the chemical-based fiber and PET resins businesses have generally been influenced by supply and demand factors. Worldwide supply of these products, as well as their raw materials, PTA and MEG, continues to undergo significant expansion. Prices of PTA and MEG, major determinants of polyester fiber and PET resins selling prices, are cyclical. Changes in PTA and MEG prices are driven by worldwide supply and demand. Both fiber and resins margins experience increases or decreases due to timing of price changes and market conditions.

    Raw material margins for the recycled fiber operation tend to be more variable than those for the chemical-based businesses, primarily because changes in recycled raw material costs generally move independently from fiber prices. Recycled raw material costs are primarily dependent upon worldwide supply and demand for recycled materials.

    The Company's sales are not materially dependent upon a single customer. Sales for PET resins, primarily for soft drink bottles and other beverages, may be influenced by weather. Demand, prices and raw material costs for both fiber and PET resins may be affected by global economic conditions, supply and demand balances, the prices of competing materials, such as cotton, and export activity.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

    Net sales for the three months ended June 30, 1998 decreased 6.4% to $261.3 million from $279.2 million for the three months ended June 30, 1997. This decrease was primarily the result of lower worldwide polyester fiber selling prices and the loss of sales of Creative Forming, Inc. (CFI), which was sold in December 1997. Sales for the Fibers Group decreased 14.3% to $91.8 million in the 1998 period from $107.1 million in the 1997 period due to lower polyester fiber selling prices. Sales for the Recycled Products Group (RPG) remained essentially unchanged at $98.2 million in the 1998 period compared to $98.1 million in the year-ago period due primarily to higher worldwide recycled polyester fiber sales volumes which offset lower worldwide polyester fiber selling prices. Sales for the Packaging Products Group (PPG) decreased 3.6% in the 1998 period to $71.3 million from $74.0 million in the 1997 period resulting from increased domestic PET resin sales offset by the divestiture of CFI, which had sales in the second quarter of 1997 of $5.9 million, and decreased sales volumes at the Company's European resins operation due to the restructuring in the second quarter of 1997 (see below).

    Gross profit for the three months ended June 30, 1998 increased 5.3% to $43.5 million for the 1998 period from $41.3 million for the comparable 1997 period. The gross profit margin for the 1998 period was 16.7% compared to 14.8% for the 1997 period. This increase was primarily the result of increased profitability in the PPG, which offset lower profitability in both the Fibers Group and the RPG. Gross profit for the PPG increased significantly in the 1998 period compared to the 1997 period due primarily to lower worldwide raw material and overall costs. Gross profit for the Fibers Group decreased in the 1998 period as compared to the 1997 period due to lower polyester fiber selling prices which more than offset lower raw material costs. Gross profit for the RPG decreased in the 1998 period as compared to the year-ago period due primarily to higher domestic raw material costs and lower worldwide polyester fiber selling prices.

    Selling, general and administrative expense amounted to $19.0 million, or 7.3% of sales, for the 1998 period compared to $20.6 million, or 7.4% of sales, for the 1997 period. The decrease was due to reduced costs at the Company's European operations resulting from the restructuring plan implemented in the second quarter of 1997 and the divestiture of CFI.

    During the second quarter of 1997, the Company implemented a restructuring plan designed to reduce costs and enhance the competitive position of its European operations, resulting in a pre-tax charge of approximately $7.5 million. The restructuring charge consisted of costs for reducing the number of pounds required to be purchased under a take-or-pay supply arrangement and the modification of certain service agreements at its Netherlands-based PET resins business. The restructuring charge also included termination benefits related to a workforce reduction at the Company's Irish fiber operation.

    As a result of the foregoing, operating income was $24.5 million for the second quarter of 1998 compared to $13.2 million, or $20.7 million excluding the restructuring charge, for the second quarter of 1997.

    Interest expense was $2.3 million for the 1998 period compared to $3.9 million for the 1997 period. The decrease in interest expense is due to higher interest capitalization resulting from the Company's ongoing capital investment program.

    The effective income tax rate was 35.1% in the second quarter of 1998 compared to 43.0% in the comparable 1997 period. The tax rate decreased primarily as a result of an overall increase in earnings in conjunction with increased earnings at the Company's Irish fiber operation, which is subject to significantly lower tax rates than the U.S. operations, and the reduction in foreign operating losses for which no tax benefit had been provided.

    As a result of the foregoing, net earnings in the three months ended June 30, 1998 were $14.4 million, or $0.46 per diluted share, compared to $5.3 million, or $0.17 per diluted share, for the three months ended June 30, 1997. Excluding the restructuring charge, net earnings for the 1997 period were $9.6 million, or $0.31 per diluted share.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

    Net sales for the six months ended June 30, 1998 decreased 1.9% to $524.3 million from $534.4 million for the six months ended June 30, 1997. This decrease was primarily the result of lower worldwide polyester fiber selling prices. Sales for the Fibers Group decreased 9.7% to $191.9 million in the 1998 period from $212.5 million in the 1997 period due to lower polyester fiber selling prices. Sales for the RPG increased 5.2% to $202.8 million in the 1998 period from $192.8 million in the year-ago period due primarily to an increase in worldwide recycled polyester fiber sales volumes and increased sales in other divisions offsetting lower worldwide polyester fiber selling prices. Sales for the PPG increased slightly in the 1998 period to $129.7 million from $129.0 million in the 1997 period due to higher worldwide PET resins selling prices and increased domestic sales volumes offsetting the divestiture of CFI, which had sales in the first half of 1997 of $11.0 million, and decreased sales volumes at the Company's European resins operation due to the restructuring in the second quarter of 1997 (see above).

    Gross profit for the six months ended June 30, 1998 increased 6.6% to $85.7 million for the 1998 period from $80.4 million for the comparable 1997 period. The gross profit margin for the 1998 period was 16.3% compared to 15.0% for the 1997 period. This increase was primarily the result of increased profitability in the PPG, which offset lower profitability in both the Fibers Group and the RPG. Gross profit for the PPG increased significantly in the 1998 period compared to the 1997 period due primarily to lower worldwide raw material costs and higher selling prices. Gross profit for the Fibers Group decreased in the 1998 period as compared to the 1997 period due to lower polyester fiber selling prices which more than offset lower raw material costs. Gross profit for the RPG decreased in the 1998 period as compared to the year-ago period due primarily to higher domestic raw material costs and lower worldwide polyester fiber selling prices, which offset lower raw material costs at the Company's Irish fiber operation.

    Selling, general and administrative expense amounted to $38.4 million, or 7.3% of sales, for the 1998 period compared to $41.1 million, or 7.7% of sales, for the 1997 period. The decrease is due to reduced costs at the Company's European operations resulting from the restructuring plan implemented in the second quarter of 1997 (see above) and the divestiture of CFI.

    As a result of the foregoing, operating income was $47.3 million for the first six months of 1998 compared to $31.8 million, or $39.3 million excluding the restructuring charge, for the comparable 1997 period.

    Interest expense was $4.6 million for the 1998 period compared to $7.2 million for the 1997 period. The decrease in interest expense is due to higher interest capitalization resulting from the Company's ongoing capital investment program.

    The effective income tax rate was 36.5% in the first six months of 1998 compared to 43.0% in the comparable 1997 period. The tax rate decreased primarily as a result of an overall increase in earnings in conjunction with increased earnings at the Company's Irish fiber operation, which is subject to significantly lower tax rates than the U.S. operations, and the reduction in foreign operating losses for which no tax benefit had been provided.

    As a result of the foregoing, net earnings in the six months ended June 30, 1998 were $27.1 million, or $0.86 per diluted share, compared to $14.0 million, or $0.45 per diluted share for the six months ended June 30, 1997. Excluding the restructuring charge, net earnings for the 1997 period were $18.3 million, or $0.59 per diluted share.

OUTLOOK

    The worldwide polyester fiber market has begun to experience some effects from the financial crisis of the Far East which began in late 1997. In the United States, higher imports of polyester fiber, fabric and apparel have led to sluggish demand and intense price competition. This situation is expected to continue and to affect the European polyester fiber market in the future. Domestic fiber profit margins are expected to remain at low levels primarily due to continued downward pressure on selling prices.

    To date, the PET resins market has experienced little effect from the Far Eastern financial crisis. However, the Company expects some adverse impact in the European PET resins market beginning in the second half of 1998.

    The Company is nearing completion of construction of its Pearl River Plant in Mississippi. Resin production at this facility is expected to come on-line in phases beginning in late 1998 through the second quarter of 1999. As a result, resins sales are expected to increase during the course of 1999. The plant's fiber production line is expected to commence operation in the third quarter of 1999. In line with the current start-up plan, the Company plans to perform previously delayed maintenance on various production lines at other facilities over the next 18 months. As a result, fiber volumes are expected to increase only modestly during the latter part of 1999. The start-up of the Pearl River Plant and other worldwide fiber and resins capacity expansions in 1998 and 1999 may result in downward pressure on selling prices and profit margins during the second half of 1998 and in 1999.

    In 1999, the Company's results of operations will be impacted by certain increased expenses associated with the start-up of the Pearl River Plant. Interest costs, previously capitalized during the construction of the facility, will be expensed as incurred. The Company will also begin depreciating the facility in phases as each production line commences operation. Additionally, in accordance with SOP 98-5, one-time start-up costs associated with the new facility that will be expensed are estimated to be less than $5 million in 1999. Accordingly, net earnings from continuing operations may be adversely affected during 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations was $32.9 million for the six months ended June 30, 1998 compared to $50.2 million for the six months ended June 30, 1997. The decrease in cash from operations was primarily the result of increased inventory levels in preparation for the start-up of the Company's Pearl River Plant.

    Net cash used in investing activities amounted to $107.7 million in the first six months of 1998 compared to $79.8 million in the first six months of 1997. Capital spending amounted to $107.7 in the 1998 period compared to $84.8 million in the 1997 period reflecting the Company's ongoing capital investment program.

    Net cash provided by financing activities amounted to $74.8 million in the first half of 1998 compared to $27.6 million in the comparable 1997 period. Net borrowings amounted to $79.4 million in the 1998 period compared to $32.9 million in the 1997 period as a result of the Company's ongoing capital investment program.

    In 1998, the Company adopted a policy that requires all outside members of the Board of Directors and certain officers to achieve designated levels of stock ownership over the next five years. Members of management must own shares of stock valued at up to four times their annual base salary. In addition, a restricted stock plan was approved by the stockholders at the annual meeting in May 1998. During the second quarter of 1998, directors and officers acquired approximately 77,000 shares of restricted stock.

    With the completion of the PET resins capacity expansion at the Darlington, SC plant in the second quarter of 1997, the major portion of the Company's ongoing capital investment program is the construction of its Pearl River Plant in Mississippi. The total capitalized cost of the facility is estimated to range between $470 and $500 million. This facility, approximately 76% completed, is expected to be operational in three phases beginning in late 1998 through the third quarter of 1999. The Company's planned aggregate capital expenditures in the remainder of 1998 and through the end of 1999 are estimated to range between $210 and $240 million. The exact amount and timing of the capital spending is difficult to predict due to equipment delivery and construction schedules.

    The Company's financing agreements contain normal financial and restrictive covenants. Certain subsidiaries have guaranteed substantially all of the Company's indebtedness for borrowed money. The financial resources available to the Company at June 30, 1998 include $260 million under its $330 million revolving credit facility, unused short-term uncommitted lines of credit aggregating approximately $221 million, and internally generated funds. The Company is considering other forms of financing including the issuance of public securities. On July 30, 1998, the Company filed a shelf registration statement covering the issuance of up to $400 million of debt and/or equity securities. The Company believes these financial resources and other credit arrangements will be sufficient to meet its foreseeable working capital, capital expenditure and dividends.

    The Company has entered into two types of financial instruments relating to interest rate stabilization. One instrument, with a notional amount of $150 million, was designed to provide a fixed 10-year interest rate on $150 million of debt of approximately 6.6% (exclusive of corporate spreads) if issued by September 15, 1998. The Company has also entered into interest rate swaps with an aggregate notional amount of $200 million at June 30, 1998 to fix the interest rate on variable rate borrowings. These agreements have maturity dates which range from a minimum of 5 years to a maximum of 10 years from their inception dates (ranging from June 1997 to May 1998). The swaps will effectively fix the rate of interest between 6.10% and 6.20% (exclusive of corporate spreads) on $200 million of borrowings. In aggregate, the Company estimates it would have had to pay approximately $19.8 million to terminate these agreements at June 30, 1998.

    The Company has entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $21.8 million at June 30, 1998 in order to reduce the related impact of foreign currency translation adjustments. This has the effect of converting a portion of U.S. debt to local currency (guilder) debt. The Company has designated these contracts as a hedge of a net investment in a foreign entity. At June 30, 1998, the amount the Company would have received had these contracts been terminated was not significant.

    The Company has also entered into forward foreign currency contracts to exchange U.S. dollars for German marks with an aggregate notional amount of $3.7 million at June 30, 1998. These contracts are designed to reduce (hedge) the impact of foreign currency fluctuations relative to fixed asset purchase commitments and have maturity dates ranging from July 1998 through March 1999. At June 30, 1998, the cost to terminate these contracts was immaterial.

    The Company's European businesses utilize foreign currency debt and forward currency contracts to hedge certain of their accounts receivable and accounts payable denominated in other foreign currencies. At June 30, 1998, the notional amount of such contracts was $11.4 million and the cost to terminate these contracts was immaterial.

    The Company's estimates with respect to the values of its derivative instruments are based on readily available dealer quotes.

YEAR 2000

    Based on a recent assessment, the Company determined that it will be required to modify certain portions of its software and process equipment so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software the Year 2000 Issue will not pose significant operational problems for its computer systems. In addition, the Company has initiated formal communications with all of its significant suppliers and larger customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company expects to complete its Year 2000 project by mid 1999, which is prior to any anticipated impact on its operating systems. The total project cost, which will be expensed as incurred, is not expected to have a material effect on the results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The Company expects to adopt SOP 98-5 in the first quarter of 1999. The estimated impact of the adoption of SOP 98-5 on the results of operations will be an after tax charge of approximately $3 million in the first quarter of 1999 for the cumulative effect of a change in accounting principle. In addition, start-up costs to be incurred and expensed in 1999 are estimated to be less than $5 million. See note 6 to the condensed consolidated financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), effective for fiscal years beginning after December 15, 1997. The Company has not completed its analysis of the effect of adoption of FAS 131 on its financial statement disclosure; however, the adoption of FAS 131 will not affect results of operations or financial position. See note 6 to the condensed consolidated financial statements.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133), effective for fiscal years beginning after June 15, 1999. The Company has not yet determined what the effect of FAS 133 will be on its results of operations or financial position. See note 6 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

    Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, demand and competition for polyester fiber and PET resins; availability and cost of raw materials; levels of production capacity and announced changes thereto; changes in interest rates and foreign currency exchange rates; work stoppages; natural disasters; U.S., European and global economic conditions and changes in laws and regulations; prices of competing products, such as cotton; and the Company's ability to complete expansions and other capital projects on time and budget and to maintain the operations of its existing production facilities. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

    For a more complete description of the prominent risks and uncertainties inherent in the Company's business, see the Company's Form 10-K for the year ended December 31, 1997.

                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Stockholders was held on May 19, 1998.

    (b) Not applicable.

    (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

        1. The nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:
             Name                     For     Against/Withheld
             ----                     ---     ----------------

         Thomas M. Duff             26,179,575     481,430

         Clifford J. Christenson    26,155,307     505,698

         James B. Baker             26,192,326     468,679

         Allan R. Dragone           26,173,347     487,658

         Richard F. Heitmiller      26,187,351     473,654

         Jonathan M. Nelson         26,184,756     476,249

         James E. Rogers            26,196,305     464,700

         Raymond C. Tower           26,172,365     488,640

         Roger A. Vandenberg        26,191,320     469,685

            As a result, all of the above nominees were elected to the Board.(*)

        2. The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit the Company's books and accounts for the fiscal year ending December 31, 1998 received the following votes: 26,540,914 votes cast for, 88,088 votes cast against, 32,003 abstentions. As a result, the Board's selection of Ernst & Young LLP was approved.(*)

        3. The proposal to ratify the adoption of the Deferred Compensation and Restricted Stock Plan received the following votes:
            24,066,753 votes cast for, 2,513,134 votes cast against, 81,118 abstentions. As a result, the adoption of the Deferred Compensation and Restricted Stock Plan was approved.(*)

        4. The stockholder proposal to request the Board of Directors to redeem the shareholder rights issued on August 6, 1991 unless the issue is approved by the majority of stockholders received the following votes: 15,024,748 votes cast for, 7,138,312 votes cast against, 239,596 abstentions and 4,258,349 broker non-votes. As a result, the stockholder proposal was approved.

    (*) Under the rules of the New York Stock Exchange, brokers holding shares in street name have the authority to vote certain matters when they have not received instructions from the beneficial owners. Brokers that did not receive such instructions were entitled to vote on proposals 1 through 3. As a result, broker non-votes had no effect on the outcome of these proposals.

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

        10(a) Wellman, Inc. Amended and Restated Executive Retirement
              Restoration Plan, effective as of January 1, 1993, and as amended, effective as of June 1, 1998.

        10(b) Wellman, Inc. Deferred Compensation and Restricted Stock Plan, effective as of February 17, 1998, and as amended, effective as of June 1, 1998.

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



Dated August 7, 1998                           By /s/ Keith R. Phillips
      -------------                            ------------------------
                                               Keith R. Phillips
                                               Chief Financial Officer,
                                               Vice President and Treasurer
                                               (Principal Financial Officer)





Dated August 7, 1998                           By /s/ Mark J. Rosenblum
      -------------                            ------------------------
                                               Mark J. Rosenblum
                                               Chief Accounting Officer,
                                               Vice President and Controller
                                               (Principal Accounting Officer)