Form 10-Q
period 1998-09-30
WELLMAN INC
filed 1998-11-06
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

     As of November 4, 1998, there were 31,302,039 shares of the registrant's common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

      Condensed Consolidated Statements of Income -
       For the three and nine months ended September 30, 1998 and 1997   3

      Condensed Consolidated Balance Sheets -
       September 30, 1998 and December 31, 1997 . . . . . . . . . . .    4

      Condensed Consolidated Statements of Stockholders' Equity . . .    5

      Condensed Consolidated Statements of Cash Flows -
       For the nine months ended September 30, 1998 and 1997. . . . .    6

      Notes to Condensed Consolidated Financial Statements. . . . . .  7 - 9

   ITEM 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . . . . . . . .10 - 17

PART II - OTHER INFORMATION

   ITEM 5 - Other Information . . . . . . . . . . . . . . . . . . . .   18

   ITEM 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                       THREE MONTHS         NINE MONTHS
                                    ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                      -------------         --------------
                                      1998      1997        1998      1997
                                     ------    ------      ------    ------
Net sales. . . . . . . . . . . . .  $237,025  $264,682    $761,373  $799,041

Cost of sales. . . . . . . . . . .   205,252   226,641     643,989   680,593
                                    --------  --------    --------  --------
Gross profit . . . . . . . . . . .    31,773    38,041     117,384   118,448

Selling, general and
 administrative expenses . . . . .    17,683    19,002      55,940    60,133

Restructuring charges. . . . . . .        --        --          --     7,469
                                    --------  --------    --------  --------

Operating income . . . . . . . . .    14,090    19,039      61,444    50,846

Interest expense, net  . . . . . .     1,978     3,015       6,610    10,211
                                    --------  --------    --------  --------
Earnings before income taxes . . .    12,112    16,024      54,834    40,635

Income taxes . . . . . . . . . . .     4,424     6,249      20,014    16,831
                                    --------  --------    --------  --------

Net earnings . . . . . . . . . . .  $  7,688  $  9,775    $ 34,820  $ 23,804
                                    ========  ========    ========  ========

Basic net earnings per
 common share  . . . . . . . . . .  $   0.25  $   0.31    $   1.12  $   0.77
                                    ========  ========    ========  ========

Diluted net earnings per
 common share. . . . . . . . . . .  $   0.25  $   0.31    $   1.11  $   0.76
                                    ========  ========    ========  ========




            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                  September 30,  December 31,
                                                      1998           1997
                                                   ----------    ------------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . .   $       --     $       --
  Accounts receivable, less allowance of $4,985
   in 1998 and $ 5,229 in 1997 . . . . . . . . .      115,705        126,106
  Inventories. . . . . . . . . . . . . . . . . .      186,306        154,133
  Prepaid expenses and other current assets. . .        4,056          3,366
                                                   ----------     ----------
     Total current assets. . . . . . . . . . . .      306,067        283,605
Property, plant and equipment, at cost:
  Land, buildings and improvements . . . . . . .      107,140        104,073
  Machinery and equipment. . . . . . . . . . . .      753,561        735,144
  Construction in progress . . . . . . . . . . .      395,699        251,493
                                                   ----------     ----------
                                                    1,256,400      1,090,710
  Less accumulated depreciation. . . . . . . . .     (382,558)      (336,230)
                                                   ----------     ----------
     Property, plant and equipment, net. . . . .      873,842        754,480
Cost in excess of net assets acquired, net . . .      264,252        269,756
Other assets, net. . . . . . . . . . . . . . . .       10,927         11,384
                                                   ----------     ----------
                                                   $1,455,088     $1,319,225
                                                   ==========     ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .   $   60,058     $   73,070
  Accrued liabilities. . . . . . . . . . . . . .       43,912         39,590
  Current portion of long-term debt. . . . . . .       51,082            208
                                                   ----------     ----------
     Total current liabilities . . . . . . . . .      155,052        112,868
Long-term debt . . . . . . . . . . . . . . . . .      449,639        394,545
Deferred income taxes and other liabilities. . .      180,930        177,378
                                                   ----------     ----------
     Total liabilities . . . . . . . . . . . . .      785,621        684,791
Stockholders' equity:
  Common stock, $0.001 par value; 55,000,000
   shares authorized, 33,797,228 shares issued
   in 1998, 33,638,193 in 1997 . . . . . . . . .           34             34
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued . . . . .           --             --
  Paid-in capital. . . . . . . . . . . . . . . .      237,416        234,179
  Accumulated other comprehensive income . . . .        5,777            372
  Retained earnings. . . . . . . . . . . . . . .      475,764        449,373
  Less common stock in treasury at cost:
   2,500,000 shares. . . . . . . . . . . . . . .      (49,524)       (49,524)
                                                   ----------     ----------
     Total stockholders' equity. . . . . . . . .      669,467        634,434
                                                   ----------     ----------
                                                   $1,455,088     $1,319,225
                                                   ==========     ==========

            See notes to condensed consolidated financial statements.

                                        4

                                               WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (In thousands)

                                     COMMON                   ACCUMULATED
                                  STOCK ISSUED                   OTHER
                                 ---------------    PAID-IN  COMPREHENSIVE  RETAINED TREASURY
                                 SHARES   AMOUNT    CAPITAL      INCOME     EARNINGS   STOCK     TOTAL
                                 ------   ------    -------    ----------   --------  -------    -----
 Balance at December 31, 1996 .  33,612    $34      $233,665    $ 9,853     $429,900 $(49,524) $623,928
 Net earnings . . . . . . . . .                                               30,355             30,355
 Currency translation
    adjustment. . . . . . . . .                                  (9,481)                         (9,481)
 Cash dividends ($0.35
  per share)  . . . . . . . . .                                              (10,882)           (10,882)
 Exercise of stock options. . .      25                  453                                        453
 Issuance of restricted stock .       1                   16                                         16
 Tax effect of exercise of
  stock options . . . . . . . .                           45                                         45
                                 ------    ---      --------    -------     -------- --------  --------
 Balance at December 31, 1997 .  33,638     34       234,179        372      449,373  (49,524)  634,434
 Net earnings . . . . . . . . .                                               34,820             34,820
 Currency translation
    adjustment. . . . . . . . .                                   5,405                           5,405
 Cash dividends ($0.27 per
  share). . . . . . . . . . . .                                               (8,429)            (8,429)
 Exercise of stock options. . .      65                1,136                                      1,136
 Issuance of restricted stock .      94                1,958                                      1,958
 Tax effect of exercise of
  stock options . . . . . . . .                          143                                        143
                                 ------    ---      --------    -------     -------- --------  --------
 Balance at September 30, 1998.  33,797    $34      $237,416    $ 5,777     $475,764 $(49,524) $669,467
                                 ======    ===      ========    =======     ======== ========  ========

                     See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (In thousands)
                                                       1998           1997
                                                       ----           ----
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . .  $ 34,820       $ 23,804
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation . . . . . . . . . . . . . . . . .    47,020         45,653
     Amortization . . . . . . . . . . . . . . . . .     6,556          8,433
     Deferred income taxes. . . . . . . . . . . . .     8,008          6,545
     Restricted stock issued for compensation . . .       746             --
     Changes in assets and liabilities. . . . . . .   (31,851)         2,009
                                                     --------        -------

  Net cash provided by operating activities . . . .    65,299         86,444
                                                     --------        -------
Cash flows from investing activities:
  Additions to property, plant and equipment. . . .  (163,161)      (144,115)
  Other investing activities. . . . . . . . . . . .        --          5,016
                                                     --------        -------

  Net cash used in investing activities . . . . . .  (163,161)      (139,099)
                                                      -------        -------
Cash flows from financing activities:
  Net borrowings of long-term debt. . . . . . . . .   105,167         68,861
  Dividends paid on common stock. . . . . . . . . .    (8,429)        (8,082)
  Exercise of stock options . . . . . . . . . . . .     1,136            255
                                                      -------        -------

  Net cash provided by financing
   activities . . . . . . . . . . . . . . . . . . .    97,874         61,034
                                                      -------        -------
Effect of exchange rate changes on cash
  and cash equivalents. . . . . . . . . . . . . . .       (12)          (445)
                                                      -------        -------

Increase (decrease) in cash and cash equivalents. .        --          7,934
Cash and cash equivalents at beginning of period. .        --          2,120
                                                      -------        -------

Cash and cash equivalents at end of period. . . . .  $     --       $ 10,054
                                                     ========       ========

Supplemental cash flow data:
  Cash paid during the period for:
    Interest (net of amounts capitalized) . . . . .  $  7,447       $  9,922
    Income taxes. . . . . . . . . . . . . . . . . .  $  9,144       $ 13,318
  Non-cash investing activities financed
   through government grants. . . . . . . . . . . .  $  7,335       $ 20,295
  Non-cash settlement of deferred compensation
   liability financed through the issuance of
   restricted stock . . . . . . . . . . . . . . . .  $  1,216       $     --


           See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and nine months ended
                    September 30, 1998 and 1997 is unaudited)
                                  (In thousands)

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

    Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

2.  NET EARNINGS PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                     1998       1997         1998      1997
                                    ------     ------       ------    ------
Numerator for basic and diluted
 earnings per share:
  Net Earnings. . . . . . . . . . . $ 7,688    $ 9,775     $34,820    $23,804
                                    =======    =======     =======    =======
Denominator:
  Denominator for basic earnings per
   share - weighted average shares.  31,198     31,121      31,170     31,115
  Effect of dilutive securities:
    Employee stock options and
     restricted stock . . . . . . .      97        337         249        129
                                    -------    -------     -------    -------
  Denominator for diluted earnings
   per share-adjusted weighted
   average shares . . . . . . . . .  31,295     31,458      31,419     31,244
                                    =======    =======     =======    =======
Basic earnings per share. . . . . . $  0.25    $  0.31     $  1.12    $  0.77
                                    =======    =======     =======    =======
Diluted earnings per share. . . . . $  0.25    $  0.31     $  1.11    $  0.76
                                    =======    =======     =======    =======

3.  INVENTORIES

    Inventories consist of the following:

                                      September 30,         December 31,
                                           1998                1997
                                         --------            ---------
    Raw materials. . . . . . . . . . .   $ 67,191            $ 50,669
    Finished and semi-finished goods .    105,744              90,210
    Supplies . . . . . . . . . . . . .     13,371              13,254
                                         --------            --------
                                         $186,306            $154,133
                                         ========            ========

4.  ENVIRONMENTAL MATTERS

    The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $10,000 and $24,600. In connection with these expenditures, the Company has accrued approximately $17,400 at September 30, 1998 representing management's best estimate of probable non-capital environmental expenditures. In addition, future capital expenditures aggregating approximately $8,500 to $26,900 may be required related to environmental matters. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

5.  COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income for the Company represents net income adjusted for foreign currency translation adjustments. Comprehensive income was $14,108 and $8,031 for the three months ended September 30, 1998 and 1997, respectively, and $40,225 and $16,265 for the nine months ended September 30, 1998 and 1997, respectively.

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

    The Company plans to substantially increase its polyester fiber and PET resins production capacity through the construction of its new, state-of-the-art Pearl River Plant in Mississippi. This facility is expected to commence operation in three phases beginning in late 1998 through the third quarter of 1999. By the year 2002, this facility is expected to have annual capacity to manufacture approximately 570 million pounds of resins and 230 million pounds of fiber. As a result, the Company's production mix is expected to be approximately 50% fibers and 50% PET resins. See "Outlook" below.

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

    The Company's markets are highly competitive. It competes in these markets primarily on the basis of product quality, customer service, brand identity and price. It believes it is the second-largest polyester staple and fourth-largest POY (partially-oriented yarn) producer in the United States and the fourth-largest PET resins producer in North America. Several of the Company's competitors are substantially larger than the Company and have substantially greater economic resources.

    Demand for polyester fiber historically has been cyclical, as it is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports, all of which are driven primarily by general economic conditions. Since late 1997, the Far East has been experiencing a significant economic and financial crisis. This crisis has led to higher imports of polyester fiber, fabric and apparel, and fiber price pressure in the United States and Europe, which has adversely affected profitability. Global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

    Net sales for the three months ended September 30, 1998 decreased 10.4% to $237.0 million from $264.7 million for the three months ended September 30, 1997. This decrease was primarily the result of declines in worldwide polyester fiber selling prices, as the crisis in the Far East continued to exert intense price pressure on the worldwide markets, and the loss of sales of Creative Forming, Inc. (CFI), which was sold in December 1997. Sales for the Fibers Group decreased 13.9% to $88.0 million in the 1998 period from $102.3 million in the comparable 1997 period due primarily to a 9.3% decrease in the average selling price per pound for polyester fiber in the 1998 period as compared to the 1997 period. In addition, polyester fiber sales volumes decreased 5.2% in the 1998 period as compared to the 1997 period. Sales for the Recycled Products Group (RPG) decreased 11.6% to $81.7 million in the 1998 period compared to $92.4 million in the year-ago period due primarily to lower worldwide recycled polyester sales volumes, which decreased 6.8% in the 1998 period as compared to the 1997 period; lower polyester fiber average selling prices, which decreased 5.6% in the 1998 period as compared to the 1997 period; and decreased sales in other divisions. Sales for the Packaging Products Group (PPG) decreased 3.9% to $67.4 million in the 1998 period from $70.1 million in the 1997 period resulting from the divestiture of CFI, which had sales in the third quarter of 1997 of $6.1 million. This decrease offset higher PET resins sales volumes, which increased 5.0% in the 1998 period as compared to the 1997 period, and relatively stable domestic PET resins average selling prices.

    Cost of sales for the three months ended September 30, 1998 decreased 9.4% to $205.3 million for the 1998 period from $226.6 for the comparable 1997 period. This decrease was primarily the result of lower worldwide chemical raw material costs. Cost of sales for the PPG decreased 9.3% for the 1998 period as compared to the 1997 period primarily due to lower worldwide raw material costs and the divestiture of CFI. Cost of sales for the Fibers Group decreased 12.6% for the 1998 period as compared to the year-ago period primarily due to lower raw material costs. Cost of sales for the RPG decreased 4.5% for the 1998 quarter compared to 1997 quarter as a result of lower sales volumes which offset higher domestic raw material costs.

    As a result of the foregoing, gross profit for the three months ended September 30, 1998 decreased 16.5% to $31.8 million for the 1998 period from $38.0 for the comparable 1997 period. The gross profit margin for the 1998 period was 13.4% compared to 14.4% for the 1997 period.

    Selling, general and administrative expense amounted to $17.7 million, or 7.5% of sales, for the 1998 period compared to $19.0 million, or 7.2% of sales, for the 1997 period. The decrease was due primarily to the divestiture of CFI.

    As a result of the foregoing, operating income was $14.1 million for the third quarter of 1998 compared to $19.0 million for the third quarter of 1997.

    Interest expense was $2.0 million for the 1998 period compared to $3.0 million for the 1997 period. The decrease in interest expense is due to higher interest capitalization resulting from the Company's ongoing capital investment program.

    The effective income tax rate was 36.5% in the third quarter of 1998 compared to 39.0% in the comparable 1997 period. The tax rate decreased primarily as a result of increased earnings at the Company's Irish fiber operation, which is subject to significantly lower tax rates than the U.S. operations, and the reduction in foreign operating losses for which no tax benefit had been provided.

    As a result of the foregoing, net earnings in the three months ended September 30, 1998 were $7.7 million, or $0.25 per diluted share, compared to $9.8 million, or $0.31 per diluted share, for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

    Net sales for the nine months ended September 30, 1998 decreased 4.7% to $761.4 million from $799.0 million for the nine months ended September 30, 1997. This decrease was primarily the result of declines in worldwide polyester fiber selling prices, as the crisis in the Far East continued to exert intense price pressure on the worldwide markets, and the divestiture of CFI. Sales for the Fibers Group decreased 11.1% to $279.9 million for the 1998 period from $314.8 million for the comparable 1997 period primarily due to the average selling price per pound for polyester fiber decreasing 7.3% in the 1998 period as compared to the 1997 period. In addition, polyester fiber sales volumes decreased 4.1% in the 1998 period as compared to the 1997 period. Sales for the RPG remained essentially unchanged at $284.5 million in the 1998 period compared to $285.2 million in the year-ago period primarily as a result of higher worldwide recycled polyester fiber sales volumes, which increased 6.6% in the 1998 period as compared to the 1997 period, offsetting lower worldwide polyester fiber average selling prices, which decreased 6.9% in the 1998 period as compared to the 1997 period. Sales for the PPG decreased slightly in the 1998 period to $197.0 million from $199.1 million in the 1997 period due primarily to higher domestic PET resins sales volumes being more than offset by the divestiture of CFI, which had sales of $17.1 million in the first nine months of 1997, and decreased sales volumes at the Company's European resins operation due to the restructuring in the second quarter of 1997 (see below). Average selling prices for the PPG increased 5.5% in the 1998 period as compared to the 1997 period and sales volumes increased 2.5% in the 1998 period as compared to the year-ago period.

    Cost of sales for the nine months ended September 30, 1998 decreased 5.2% to $644.0 million from $680.6 million for the comparable 1997 period. This decrease was primarily the result of lower worldwide chemical raw material costs. Cost of sales for the PPG decreased 11.5% in the 1998 period compared to the year-ago period due primarily to lower worldwide raw material costs, lower plant operating costs and the divestiture of CFI. Cost of sales for the Fibers Group decreased 9.3% in the 1998 period as compared to the 1997 period due to lower raw material costs. Cost of sales for the RPG increased 5.2% in the 1998 period as compared to the comparable 1997 period primarily as a result of higher worldwide raw material costs.

    As a result of the foregoing, gross profit for the nine months ended September 30, 1998 decreased slightly to $117.4 million from $118.4 million for the comparable 1997 period. The gross profit margin was 15.3% for the 1998 period compared to 14.8% for the 1997 period.

    Selling, general and administrative expense amounted to $55.9 million, or 7.3% of sales, for the 1998 period compared to $60.1 million, or 7.5% of sales, for the 1997 period. The decrease was due primarily to the divestiture of CFI and reduced costs at the Company's European operations as a result of the restructuring plan implemented in the second quarter of 1997 (see below).

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

    As a result of the foregoing, operating income was $61.4 million for the first nine months of 1998 compared to $50.8 million, or $58.3 million excluding the restructuring charge, for the comparable 1997 period.

    Interest expense was $6.6 million for the 1998 period compared to $10.2 million for the 1997 period. The decrease in interest expense is due to higher interest capitalization resulting from the Company's ongoing capital investment program.

    The effective income tax rate was 36.5% in the first nine months of 1998 versus 41.4% in the comparable 1997 period. The rate decreased primarily as a result of increased earnings at the Company's Irish recycled fiber operation, which is subject to significantly lower tax rates than the U.S. operations, and the reduction in foreign operating losses for which no tax benefit had been provided.

    As a result of the foregoing, net earnings in the nine months ended September 30, 1998 were $34.8 million, or $1.11 per diluted share, compared to $23.8 million, or $0.76 per diluted share for the nine months ended September 30, 1997. Excluding the restructuring charge, net earnings for the 1997 period were $28.2 million, or $0.90 per diluted share.

OUTLOOK

    The U.S. and European polyester fiber markets are being severely impacted by the Far Eastern economic crisis and the resultant increase in imports of fiber yarn, fabric and apparel from that region. This has caused sluggish demand, higher inventory levels and intense price competition for domestic fiber producers. In addition, increased competition among domestic producers, resulting from recent expansions in U.S. polyester staple and POY (partially-oriented yarn) capacity, have contributed to selling price pressure.

    The Company continues to operate its production facilities and sell its products at higher utilization rates than many of its competitors. The Company expects its worldwide fiber sales volumes to remain relatively stable in the near term. However, ongoing pressure on fiber selling prices will continue to erode fiber profit margins.

    The PET resins market has experienced little effect to date from the Far Eastern economic problems. In the near term, increased competitive pressures in the United States and Europe, combined with seasonal demand slowing, is expected to adversely affect PET resins selling prices and profit margins.

    The Company is nearing completion of construction of its Pearl River Plant in Mississippi. Resin production at this facility is expected to come on-line in phases beginning in late 1998 through the second quarter of 1999. As a result, resins sales are expected to increase during the course of 1999. The plant's fiber production line is expected to commence operation in the third quarter of 1999. In line with the current start-up plan, the Company plans to perform previously delayed maintenance on various production lines at other facilities over the next 15 months. As a result, fiber volumes are expected to increase only modestly during the latter part of 1999. The start-up of the Pearl River Plant and other worldwide fiber and resins capacity expansions in 1998 and 1999 may result in downward pressure on selling prices and profit margins during the remainder of 1998 and in 1999.

    In 1999, the Company's results of operations will also be impacted by certain increased expenses associated with the start-up of the Pearl River Plant. Interest costs, previously capitalized during the construction of the facility, will be expensed as incurred. The Company will also begin depreciating the facility in phases as each production line commences operation. The estimated impact of the adoption of SOP 98-5 on the results of operations will be an after tax charge of approximately $3 million in the first quarter of 1999 for the cumulative effect of a change in accounting principle (see note 6 to the condensed consolidated financial statements).
In addition, start-up costs to be incurred and expensed in 1999 are estimated to be less than $5 million. As a result of the foregoing, net earnings from continuing operations are expected to be adversely affected during 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations was $65.3 million for the nine months ended September 30, 1998 compared to $86.4 million for the nine months ended September 30, 1997. The decrease in cash from operations was primarily the result of increased inventory levels in preparation for the start-up of the Company's Pearl River Plant.

    Net cash used in investing activities amounted to $163.2 million in the first nine months of 1998 compared to $139.1 million in the first nine months of 1997. Capital spending amounted to $163.2 in the 1998 period compared to $144.1 million in the 1997 period reflecting the Company's ongoing capital investment program.

    Net cash provided by financing activities amounted to $97.9 million in the first nine months of 1998 compared to $61.0 million in the comparable 1997 period. Net borrowings amounted to $105.2 million in the 1998 period compared to $68.9 million in the 1997 period as a result of the Company's ongoing capital investment program.

    In 1998, the Company adopted a policy that requires all outside members of the Board of Directors and certain officers to achieve designated levels of stock ownership over the next five years. Members of management must own shares of stock valued at up to four times their annual base salary. In addition, a restricted stock plan was approved by the stockholders at the annual meeting in May 1998. During the first nine months of 1998, directors and officers acquired approximately 94,000 shares of restricted stock.

    With the completion of the PET resins capacity expansion at the Darlington, SC plant in the second quarter of 1997, the major portion of the Company's ongoing capital investment program is the construction of its Pearl River Plant in Mississippi. The total capitalized cost of the facility is estimated to range between $470 and $500 million. This facility is expected to be operational in three phases beginning in late 1998 through the third quarter of 1999. The Company's planned aggregate capital expenditures in the remainder of 1998 and through the end of 1999 are estimated to range between $150 and $190 million. The exact amount and timing of the capital spending is difficult to predict due to equipment delivery and construction schedules.

    The Company's financing agreements contain normal financial and restrictive covenants. Certain subsidiaries have guaranteed substantially all of the Company's indebtedness for borrowed money. The financial resources available to the Company at September 30, 1998 include $265 million under its $330 million revolving credit facility, unused short-term uncommitted lines of credit aggregating approximately $139.8 million, and internally generated funds. The Company is considering other forms of financing including the issuance of public securities. On October 16, 1998, the Company's shelf registration statement covering the issuance of up to $400 million of debt and/or equity securities was declared effective by the SEC. The Company believes these financial resources and other credit arrangements will be sufficient to meet its foreseeable working capital, capital expenditure and dividends.

    The Company has entered into two types of financial instruments relating to interest rate stabilization. One instrument, with a notional amount of $150 million, was designed to provide a fixed 10-year interest rate on $150 million of debt of approximately 6.6% (exclusive of corporate spreads) if issued by November 10, 1998. The Company has also entered into interest rate swaps with an aggregate notional amount of $200 million at September 30, 1998 to fix the interest rate on variable rate borrowings. These agreements have maturity dates which range from a minimum of 5 years to a maximum of 10 years from their inception dates (ranging from June 1997 to May 1998). The swaps will effectively fix the rate of interest between 6.10% and 6.20% (exclusive of corporate spreads) on $200 million of borrowings. In aggregate, the Company estimates it would have had to pay approximately $42.1 million to terminate these agreements at September 30, 1998.

    The Company has entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $21.8 million at September 30, 1998 in order to reduce the related impact of foreign currency translation adjustments. This has the effect of converting a portion of U.S. debt to local currency (guilder) debt. The Company has designated these contracts as a hedge of a net investment in a foreign entity. At September 30, 1998, the Company would have had to pay approximately $1.3 million to terminate these contracts.

    The Company has also entered into forward foreign currency contracts to exchange U.S. dollars for German marks with an aggregate notional amount of $2.7 million at September 30, 1998. These contracts are designed to reduce (hedge) the impact of foreign currency fluctuations relative to fixed asset purchase commitments and have maturity dates ranging from October 1998 through March 1999. At September 30, 1998, the cost to terminate these contracts was immaterial.

    The Company's European businesses utilize foreign currency debt and forward currency contracts to hedge certain of their accounts receivable and accounts payable denominated in other foreign currencies. At September 30, 1998, the notional amount of such contracts was $9.9 million and the cost to terminate these contracts was immaterial.

    The Company's estimates with respect to the values of its derivative instruments are based on readily available dealer quotes.

YEAR 2000

    Based on a recent assessment, the Company determined that it will be required to modify certain portions of its software and process equipment so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software the Year 2000 Issue will not pose significant operational problems for its computer systems. In addition, the Company has initiated formal communications with all of its significant suppliers and larger customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is currently preparing contingency plans which will involve, among other actions, managing inventories and adjusting staffing strategies. The Company expects to complete its Year 2000 project by mid 1999, which is prior to any anticipated impact on its operating systems. The total project cost, which will be expensed as incurred, is not expected to have a material effect on the results of operations.

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

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

    Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, demand and competition for polyester fiber and PET resins; availability and cost of raw materials; levels of production capacity and announced changes thereto; changes in interest rates and foreign currency exchange rates; work stoppages; natural disasters; U.S., European, Far Eastern and global economic conditions and changes in laws and regulations; prices of competing products, such as cotton; and the Company's ability to complete expansions and other capital projects on time and budget and to maintain the operations of its existing production facilities. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

    For a more complete description of the prominent risks and uncertainties inherent in the Company's business, see the Company's Form 10-K for the year ended December 31, 1997.

                             PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    Stockholders who intend to submit proposals at the 1999 Annual Meeting of Stockholders, currently scheduled to be held on May 18, 1999, without including such proposals in the Proxy Statement for such meeting must notify the Company of this intention no later than April 18, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

        4(a) Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request

        4(b) Second Amendment to Loan Agreement dated September 22, 1998 by and among the Company and Fleet National Bank, as agent, and certain other financial institutions

        27    Financial Data Schedule.

    (b)  Reports on Form 8-K.

              None.

                                    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WELLMAN, INC.



Dated November 6, 1998                         By /s/ Keith R. Phillips
      -------------                            ------------------------
                                               Keith R. Phillips
                                               Chief Financial Officer,
                                               Vice President and Treasurer
                                               (Principal Financial Officer)





Dated November 6, 1998                         By /s/ Mark J. Rosenblum
      -------------                            ------------------------
                                               Mark J. Rosenblum
                                               Chief Accounting Officer,
                                               Vice President and Controller
                                               (Principal Accounting Officer)