Form 10-K
period 1998-12-31
WELLMAN INC
filed 1999-03-29
CIK 812708

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                    FORM 10-K
(Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1998

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
   Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of the voting stock held by nonaffiliates of the registrant, computed on the basis of $9.06 per share (the closing price of such stock on March 15, 1999 on the New York Stock Exchange): $278,452,849.

   The number of shares of the registrant's Class A Common Stock, $.001 par value, and Class B Common Stock, $.001 par value, outstanding as of March 15, 1999 was 31,325,962 and -0-, respectively.

                        DOCUMENTS INCORPORATED BY REFERENCE

   1. Proxy Statement for the 1999 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30,
1999) is incorporated by reference in Part III hereof.

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

RECENT DEVELOPMENTS
-------------------
   Capital expenditures for the Company's new PET resins and polyester fiber production facility (Pearl River Plant) in Mississippi are approximately 85% completed. The total capitalized cost, which includes construction costs, capitalized interest, and certain grants (total capitalized costs) of the facility is estimated to range between $480 and $500 million. The Company commenced operation of a PET resin production line at this facility in January 1999. This was the first of three production lines scheduled to commence operation in 1999. Upon completion, the facility will have an initial annual capacity of approximately 470 million pounds of PET packaging resins and 230 million pounds of polyester fiber. See "Capital Investment Program" below and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   In the fourth quarter of 1998, the Company incurred several unusual pre-tax charges totaling approximately $38.8 million or, on an after-tax basis, $24.6 million or $0.79 per diluted share. The charges included a loss on the termination of a fixed rate financial instrument of $23.3 million, a restructuring charge of $6.9 million to consolidate and lower the overall operating costs of the business units in the Recycled Products Group (RPG), and a lower-of-cost-or-market inventory adjustment totaling $8.6 million.
See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Charges."

PRODUCTS AND MARKETS
--------------------
   The Company has three reportable operating segments: the Fibers Group, composed of the chemical-based polyester textile fiber manufacturing operations; the RPG, primarily consisting of polyester fiber manufacturing operations in the United States and Europe and their related recycling operations, which procure and process waste raw materials, as well as the nylon engineering resins and wool businesses; and the Packaging Products Group (PPG), which includes the PET packaging resins businesses in the United States and Europe.

   The following table presents the combined net sales and percentage of net sales of the Company for its reportable operating segments for the periods indicated. In the table, intersegment sales, which are not material, have been eliminated and historical exchange rates have been applied to the data.

                             1998              1997               1996
                        --------------     --------------      --------------
                         Net      % of      Net      % of       Net     % of
                        Sales     Total    Sales    Total      Sales    Total
(in millions)           -----     -----    -----    -----     ------    -----
Fibers Grp           $  355.4     36.7% $  419.4     38.7%  $  450.6    41.0%
RPG                     365.5     37.8     386.2     35.7      372.9    33.9
PPG                     247.1     25.5     277.6     25.6      275.3    25.1
                      -------    -----   -------    ------    ------   -----
TOTAL                $  968.0    100.0% $1,083.2    100.0%  $1,098.8   100.0%
                     ========    =====  ========    =====   ========   =====

   Generally, the Company evaluates segment profit on the basis of operating profit less certain charges for research and development costs, administrative costs, and amortization expense. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in note 1 of the consolidated financial statements.

   The following table presents the combined operating profit (loss) and percentage of operating profit (loss) of the Company for its reportable operating segments for the periods indicated. In the table, intersegment transactions have been eliminated and historical exchange rates have been applied to the data.

                             1998              1997               1996
                        --------------     --------------      --------------
                                           Profit             Profit
                        Profit      %      (Loss)     %       (Loss)      %
 (in millions)          -----     -----    -----    -----     ------    -----
Fibers Grp              $28.0     51.6%    $52.4     66.3%    $62.5     89.3%
RPG                      18.4     34.0      40.2     50.7      13.6     19.4
PPG                       7.8     14.4     (13.4)   (17.0)     (6.1)    (8.7)
                        -----    -----     -----    ------    -----   ------
TOTAL                   $54.1    100.0%    $79.2    100.0%    $70.0    100.0%
                        =====    =====     =====    =====     =====   ======

See note 14 to the consolidated financial statements for reconciliations to corresponding totals in the accompanying consolidated financial section and additional information with regard to the Company's reportable operating segments.
------------

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

Recycled Products Group
-----------------------
   The major product manufactured by the RPG is polyester staple fiber for use as fiberfill (for pillows, comforters and furniture), and in carpets, rugs and industrial uses. Domestically, these products are made from recycled raw materials at facilities in Johnsonville and Marion, SC (together referred to as the Johnsonville Plant).

   The Company utilizes two categories of recycled raw materials: postindustrial materials and postconsumer PET soft drink bottles. Postindustrial materials include off-quality or off-spec production, trim and other materials generated from fiber, resin or film manufacturing processes, a portion of which is purchased from manufacturers that compete with the Company in the sale of fiber and resin. The Company obtains its domestic postconsumer PET bottles primarily from curbside recycling programs and deposit return.

   The Company's recycling operation at the Johnsonville Plant is responsible for the domestic procurement of these materials, which it processes into usable raw materials for the fiber and engineering resins businesses. As a result, this operation is primarily an internal supplier. The raw material mix for the Johnsonville Plant is approximately 50% postconsumer PET bottle flake and 50% postindustrial material.

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

Packaging Products Group
------------------------
   The PPG manufactures solid-stated and amorphous PET packaging resins at the Company's Palmetto Plant. Solid-stated PET resin is primarily used in the manufacture of soft drink bottles and other food and beverage packaging and is sold under the PermaClear(R) brand. Amorphous resin, which is produced from PTA and MEG, is used internally for solid-stating (a process which upgrades and purifies the resin) and, to a lesser extent, sold to external customers.

   The Company also has a solid-stated PET packaging resin production facility in Emmen, the Netherlands (PET Resins-Europe). PTA and MEG are also used as raw materials at this facility. Virtually all of the resin is sold to PET bottle and packaging manufacturers in Europe.

Raw Materials
-------------
   The Company domestically obtains PTA from Amoco Chemical Corporation, the primary domestic supplier, pursuant to a supply contract. Domestic MEG is purchased under supply contracts with Equistar Chemicals, LP, BASF Corporation, and Union Carbide, Inc. The prices of PTA and MEG, which are typically set on a quarterly basis, have fluctuated in the past and are likely to continue to do so in the future.

   The Company's recycling operations purchase postindustrial and postconsumer raw materials from many different suppliers, some of which have signed supply contracts with the Company. The prices of recycled raw materials are variable and determined by worldwide supply and demand.

   See "Forward Looking Statements; Risks and Uncertainties."

Capital Investment Program
--------------------------
   Capital expenditures in 1998 were approximately $223 million. The 1998 expenditures consisted primarily of construction costs associated with the Pearl River Plant in Mississippi, which commenced operation of the first of three production lines in January 1999.

   Capital expenditures for 1999 are expected to approximate between $100 and $120 million. These expenditures primarily include the remaining construction costs of the Pearl River Plant, the total capitalized cost of which is estimated to range between $480 and $500 million, and to a lesser extent, a new production line in the Engineering Resins business. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

   The Company has identified PET resins process modifications and throughput improvements which could be completed at its Palmetto and Pearl River plants at a capital cost of less than $50 million. These improvements could increase the Company's total annual PET resins production capacity by an additional 250 million pounds.

   See "Forward Looking Statement; Risks and Uncertainties."

Sales and Marketing
-------------------
   The Company's markets have historically displayed price and volume cyclicality. The Company's sales are not dependent upon a single customer. Sales for PET resins, primarily for soft drink bottles and other beverages, may be influenced by weather.

   Approximately 55 employees market the majority of the Company's products. For certain fiber sales outside the United States, the Company also utilizes representatives or agents.

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

   The polyester fiber markets are subject to changes in, among other factors, polyester fiber and/or textile product imports, consumer preferences and spending and retail sales patterns, which are driven by general economic conditions. Consequently, a downturn in either the U.S., European, or global economy or an increase in imports of textile or polyester fiber products could adversely affect the Company's business. An economic and financial crisis in the Far East has led to reduced demand for fiber and textile products there and a significant increase in low-priced U.S. imports of these products, which has negatively impacted the U.S. textile markets. Polyester textile fiber demand also may be influenced by the relative price of substitute fibers, most notably cotton.

   Major factors affecting the PET resins market include producer supply and capacity utilization rates and demand for PET containers, primarily for soft drinks and other beverages, which may be influenced by weather. Worldwide PET resins supply has recently undergone significant expansion. Demand for PET resins is also driven by new product applications and conversion from other materials, such as aluminum, glass and paper.

Competitors
-----------
   Each of the Company's major markets is highly competitive. The Company competes in these markets primarily on the basis of product quality, customer service, brand identity and price. Several competitors are substantially larger than the Company and have substantially greater economic resources.

   The Company's primary polyester fiber competitors are E.I. DuPont de Nemours & Co., KoSa, which acquired certain polyester assets of the Hoechst Celanese Corp. in 1998, and Nan Ya Plastics Corp. (Nan Ya). The Company believes it is currently the second-largest producer of polyester staple in the United States, representing approximately 26% of U.S. production capacity, and the fourth-largest POY producer in the United States representing approximately 10% of the U.S. production capacity.

   Primary competitors in the PET packaging resins business, which the Company entered in 1994, are Eastman Chemical Co., Shell Chemical Co., KoSa and Nan Ya. The Company believes it is currently the fourth largest producer of PET resins in North America, representing approximately 13% of U.S. production capacity.

Research and Development
------------------------
   The Company has approximately 85 employees devoted to research, development and technical service activities in the fiber, recycling and resins businesses. The Company has entered into technology sharing arrangements from time to time with various parties. Research and development costs were approximately $16.2 million, $19.6 million and $18.5 million for 1998, 1997 and 1996, respectively.

Foreign Activities
------------------
   The Company operates in international markets. Since most of the sales are in different currencies, changes in exchange rates may affect profit margins and sales levels of these operations. In addition, fluctuations between currencies may also affect the Company's reported financial results. Foreign exchange contracts and borrowings in local currencies are utilized by the Company to manage its foreign currency exposure. See Item 7A. "Quantitative and Qualitative Disclosure about Market Risk" and note 13 to the consolidated financial statements.

   The Company's foreign businesses are subject to certain risks customarily attendant to foreign operations and investments in foreign countries, including restrictive action by local governments, limitations on repatriating funds and changes in currency exchange rates. See note 14 to the consolidated financial statements for additional information relating to the Company's foreign activities.

   For a discussion of the impact of the Euro on the Company's operations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Transition to the Euro."

Employees
---------
   As of December 31, 1998, the Company employed a total of approximately 3,000 persons in the United States and Europe. At December 31, 1998, the Union of Needletrades, Industrial and Textile Employees (UNITE) represented 946 employees at the Company's Johnsonville, SC operations. Approximately 553 of these employees were members of UNITE, whose contract with the Company expires in July 1999. At WIL, 281 out of 397 total employees were represented by four unions at year-end 1998. The wage agreements with these unions each expire on July 31, 2000. Employees at the PET Resins-Europe operation total 71, with 53 represented by three unions whose contract expires in May 1999. The Company believes relations with its employees are satisfactory.

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

Executive Officers of the Registrant
------------------------------------
The current executive officers of the Company are as follows:

Name and Age                        Position
------------                        --------
Thomas M. Duff, 51                  President, Chief Executive Officer and
                                    Director

Clifford J. Christenson, 49         Executive Vice President, Chief Operating
                                    Officer and Director

Keith R. Phillips, 44               Vice President, Chief Financial Officer
                                    and Treasurer

James P. Casey, 58                  Vice President; President, Fibers Group

John R. Hobson, 58                  Vice President, Recycled Products Group

Mark J. Rosenblum, 45               Vice President, Chief Accounting Officer
                                    and Controller

Ernest G. Taylor, 48                Vice President, Chief Administrative
                                    Officer

Joseph C. Tucker, 51                Vice President, Corporate Development

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

Item 2.   Properties
------    ----------

   The location, principal products produced and annual capacity of the major manufacturing properties owned by the Company are set forth in the table below:
                                                       Stated Annual
                        Principal                    Production Capacity
Location                Products                   (in millions of pounds)
--------                ---------                            -------
Johnsonville, SC        Polyester staple fiber                290

Darlington, SC          Polyester staple fiber                500
(Palmetto)              PET packaging resins                  500

Mullagh, Ireland (1)    Polyester staple fiber                174

Fayetteville, NC        Polyester POY                         130

Emmen, the Netherlands  PET packaging resins                  110

Hancock County, MS (2)  PET packaging resins                  235
(Pearl River)
--------------------

(1)  WIL's credit facilities are secured by the assets of WIL.

(2) The facility is under construction with one of three production lines currently in operation.

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

Year                 High      Low          Close        Dividend
----                 ----      ---          -----        --------
1998
----
Fourth Quarter     $13.88    $9.00         $10.19         $0.09
Third Quarter      $22.88    $10.63        $12.75         $0.09
Second Quarter     $26.44    $20.50        $22.69         $0.09
First Quarter      $22.38    $17.31        $21.63         $0.09

Year                 High      Low          Close        Dividend
----                 ----      ---          -----        --------
1997
----
Fourth Quarter     $24.56    $17.94        $19.50         $0.09
Third Quarter      $24.19    $17.38        $23.19         $0.09
Second Quarter     $18.63    $15.13        $17.38         $0.09
First Quarter      $18.38    $16.00        $17.50         $0.08

The Company had approximately 1,068 holders of record and, to its knowledge, approximately 15,000 beneficial owners of its common stock as of March 15, 1999.

   See note 10 to the consolidated financial statements for information regarding common stock rights associated with the common stock.

Item 6.  Selected Consolidated Financial Data
-------  ------------------------------------

(In thousands, except                   Years Ended December 31,
per share data)             1998(1)    1997(2)     1996      1995     1994
---------------------------------------------------------------------------
Income Statement Data:
Net sales . . . . . . . . $968,008  $1,083,188 $1,098,804 $1,109,398 $936,133
Cost of sales. . .  . . .  837,718     926,518    945,191    891,111  729,061
                          --------  ---------- ---------- ---------- --------
Gross profit. . . . . . .  130,290     156,670    153,613    218,287  207,072
Selling, general and
 administrative expenses.   73,418      79,888     85,489     85,410   85,331
Restructuring charge. . .    6,861       7,469        --         --       --
Interest expense, net . .    8,302      12,160     13,975     11,666   13,741
Loss on cancellation of
 fixed rate financial
 instrument . . . . . . .   23,314          --        --          --      --
Loss on divestitures
 and other, net . . . . .      --        5,963        --       5,500      --
                           -------  ---------- ---------- ---------- --------
Earnings before income
 taxes. . . . . . . . . .   18,395      51,190     54,149    115,711  108,000
Income taxes. . . . . . .    6,714      20,835     27,620     41,657   43,200
                           -------  ---------- ---------- ---------- --------
Net earnings. . . . . . . $ 11,681  $   30,355 $   26,529 $   74,054 $ 64,800
                          ========  ========== ========== ========== ========
Basic net earnings
 per share. . . . . . . . $   0.37  $     0.98 $     0.81 $     2.22 $   1.96
                          ========  ========== ========== ========== ========
Basic weighted-average
 common shares outstanding  31,178      31,120     32,649     33,322   32,985
                          ========  ========== ========== ========== ========
Diluted net earnings
 per share. . . . . . . . $   0.37  $     0.97 $     0.81 $     2.20 $   1.94
                          ========  ========== ========== ========== ========
Diluted weighted-average
 common shares outstanding  31,391      31,269     32,774     33,699   33,417
                          ========  ========== ========== ========== ========
Dividends (3) . . . . . . $ 11,253  $   10,882 $   10,085 $    9,003 $  7,593
                          ========  ========== ========== ========== ========

                                              December 31,
                            1998      1997      1996        1995      1994
Balance Sheet Data:       ---------------------------------------------------
Total assets. . . . . .$1,493,481 $1,319,225 $1,203,949 $1,210,673 $1,044,462
Total debt. . . . . . .$  556,548 $  394,753 $  319,566 $  279,230 $  256,531
Stockholders' equity. .$  643,254 $  634,434 $  623,928 $  650,346 $  577,573

(1) Net earnings for 1998 include the after-tax effects of a restructuring charge of $4,357, a loss of $14,804 on the termination of a fixed rate treasury lock commitment, and a lower-of-cost-or-market inventory adjustment of $5,486. Without these unusual items, net income would have been $36,328, or $1.16 per diluted share.

(2) Net earnings for 1997 include the after-tax effects of a restructuring charge of $4,429, a loss of $6,204 on the sale of the Company's thermoformed packaging and extruded sheet operation in Ripon, WI, and a $2,533 gain from insurance proceeds received as a result of a fire at the

    Company's Irish recycled fibers operations. Without these unusual items, net income would have been $38,455, or $1.23 per diluted share.

(3) Dividends paid were $0.36 per share in 1998, $0.35 per share in 1997, $0.31 per share in 1996, $0.27 per share in 1995 and $0.23 per share in 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  -----------------------------------------------------------------

GENERAL

   The Company is principally engaged in the manufacture and marketing of high-quality polyester products, including Fortrel(R) brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear(R) brand PET packaging resins. In 1998, the Company had annual capacity to manufacture approximately 1.1 billion pounds of fiber and 610 million pounds of resins worldwide at five major production facilities in the United States and Europe. The Company is also the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in its manufacturing operations.

   The Company plans to substantially increase its polyester fiber and PET resins production capacity through the construction of its new, state-of-the-art Pearl River Plant in Mississippi. This facility commenced operation of a PET resin production line in January 1999. This was the first of three production lines scheduled to commence operation in 1999. See "Recent Developments" above and "Outlook" below.

   The Fibers Group produces Fortrel(R) textile fibers, which currently represent approximately 60% of the Company's fiber production. These fibers are used in apparel and home furnishings and are produced from two chemical raw materials, PTA and MEG. The other 40% of fiber production, primarily fiberfill and carpet fibers, is manufactured by the RPG from recycled raw materials, including postindustrial fiber, resin and film materials and postconsumer PET soft drink bottles. The Company's PET resins, produced by the PPG from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

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

   Demand for polyester fiber historically has been cyclical, as it is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports. Since late 1997, the Far East has been experiencing a significant economic and financial crisis. This crisis has led to higher imports of polyester fiber, fabric and apparel, resulting in fiber price pressure in the United States and Europe, which has adversely affected profitability. Global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET. Sales for PET resins, primarily for soft drink bottles and other beverages, may be influenced by weather demand.

   The Company's profitability is primarily determined by its raw material margins (the difference between reduced selling prices and raw material costs). Both fiber and resin raw material margins experience increases or decreases primarily based on selling price and raw material cost changes, which stem from supply and demand factors and competitive conditions. Given the Company's substantial unit volumes, the impact of selling price and raw material cost changes are significant.

   Raw material margins for both fibers and resins are currently at levels among the lowest in recent history, primarily due to reductions in selling prices which have occurred over the last few years. (See "Results of Operations 1998 Compared to 1997" below for explanation of selling price changes). The net cost of the Company's chemical raw materials, PTA and MEG, decreased in 1998, primarily due to worldwide oversupply. Lower chemical costs have partially offset lower selling prices. However, costs of domestic recycled raw materials, which are also dependent upon worldwide supply and demand, increased in 1998 compared to 1997.

   Worldwide supply of fibers and resins continues to undergo significant expansion. Supply, demand, prices and raw material costs, each may be affected by global economic and market conditions, export activity, and the prices of competing materials. Recent and contemplated changes in ownership of certain fiber and resin competitors have had a destabilizing influence in the Company's markets.

RESTRUCTURING CHARGES

   In the fourth quarter of 1998, the Company adopted a restructuring plan to consolidate and lower the overall operating costs of the business units in the RPG. In connection with this plan, the Company will close operations of a leased manufacturing facility in New Jersey and a sales office in England in the first quarter of 1999. The Company recorded a pretax charge of approximately $6.9 million in its fourth quarter of 1998, primarily including a $3.7 million write-off of equipment and other assets to be sold or scrapped; a $1.5 million accrual for the removal and dismantling of the equipment and restoration of the leased facility to its original state; and a $1.4 million accrual for termination benefits of approximately 88 employees. There were no charges against the accruals during 1998. See note 5 to the consolidated financial statements.

   During the second quarter of 1997, the Company adopted a restructuring plan designed to reduce costs and enhance the overall competitiveness of its European operations. In connection with this plan, the Company recorded a pretax charge of approximately $7.5 million during its second quarter of 1997. This consisted of restructuring costs of approximately $10.5 million, less a previously recorded $3.0 million charge to cost of goods sold to provide for inventory losses related to the Company's take-or-pay supply arrangement entered into as part of the acquisition of its Netherlands-based PET resins business in 1995. Approximately $6.4 million of the restructuring charge was an accrual for estimated costs to modify certain supply and service agreements at the Company's Netherlands-based PET resins business. This included the modification of its take-or-pay supply contract that previously required the Company to purchase 134 million pounds of PET resin on a declining basis during the period from 1997 to 2000, to reduce the number of pounds to be purchased to an immaterial amount. The restructuring accrual also included approximately $3.6 million of termination benefits for 65 employees at its recycled fiber operation in Ireland and the PET resins business. The 1997 restructuring is expected to be completed during 1999.

See "Results of Operations - 1998 Compared to 1997" below for benefits derived from the 1997 restructuring. See note 5 of the consolidated financial statements for details of charges to the reserves since the plan was adopted.

LOSS ON FIXED RATE TREASURY LOCK COMMITMENT

   In the fourth quarter of 1998, the Company incurred a one-time pre-tax charge of $23.3 million on the termination of a fixed rate financial instrument. This instrument was designed to provide a specified fixed 10-year interest rate on a planned issuance of $150 million of public fixed-rate debt. During the fourth quarter of 1998, the Company decided more favorable financing was available and postponed its plan for public debt issuance and terminated the financial instrument.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

   Total net sales for 1998 declined 10.6% to $968.0 million from $1.1 billion in 1997. This decrease was primarily the result of reductions in worldwide polyester fiber selling prices, as the crisis in the Far East exerted intense price pressure on worldwide markets, the loss of sales of Creative Forming, Inc. (CFI), which was sold in December 1997, and a reduction in PET resin unit volumes in Europe due to the modification of a take-or-pay supply contract in 1997. Net sales for the Fibers Group decreased 15.3% to $355.4 million in 1998 from $419.4 million in 1997 primarily due to an 8.6% decline in the average selling price per pound of polyester fiber in 1998 compared to 1997. In addition, polyester fiber unit volumes declined 7.3% in 1998 compared to 1997. Net sales for the RPG decreased 5.3% to $365.5 million in 1998 from $386.2 million in 1997, primarily as a result of lower polyester fiber average selling prices, which declined 7.4% in 1998 compared to 1997, which was partially offset by a 1.2% increase in unit volume. In addition, in 1998, the RPG experienced a 2.3% decline in net sales at other divisions. Sales for the PPG decreased 11% to $247.1 million in 1998 from $277.6 million in 1997, primarily due to the divestiture of CFI, which had sales of $23.2 million in 1997, and a 26.6% decrease in net sales in the PET resins business in Europe, stemming from lower unit volumes in 1998 due to the modification of a take-or-pay supply contract in 1997. This decrease offset a 6.1% increase in U.S. PET resin unit volumes in 1998 compared to 1997.

   Cost of sales decreased 9.6% to $837.7 million in 1998 from $926.5 million in 1997, primarily due to lower worldwide chemical raw material costs. As a percentage of sales, however, cost of sales increased to 86.5% in 1998 from 85.5% in 1997. In addition, in the fourth quarter of 1998, a lower-of-cost-or-market inventory adjustment totaling $8.6 million unfavorably impacted the cost of sales for the Fibers Group and PPG in 1998. As a percentage of sales, cost of sales for the Fibers Group increased 3.5% in 1998 from 1997, primarily due to lower fiber selling prices and lower production volumes, which were partially offset by lower chemical costs. Cost of sales as a percentage of sales for the RPG increased 7.1% in 1998 compared to 1997 primarily due to higher U.S. recycled raw material costs and lower worldwide fiber selling prices. The Company experienced lower production costs in its European operations in 1998 compared to 1997 as a result of the aforementioned 1997 restructuring plan. Cost of sales as a percentage of sales for the PPG decreased 9.7% in 1998 from 1997, primarily due to lower chemical raw material costs, which more than offset lower selling prices.

   As a result of the foregoing, gross profit for the 1998 declined 16.8% to $130.3 million in 1998 from $156.7 million in 1997. The gross profit margin was 13.5% in 1998 compared to 14.5% in 1997.

   Selling, general and administrative expenses amounted to $73.4 million, or 7.6% of sales, in 1998 compared to $79.9 million, or 7.4% of sales, in 1997. The decrease was primarily due to the divestiture of CFI and reduced costs at the Company's European operations as a result of the restructuring plan implemented in the second quarter of 1997 (see "Results of Operations -
1997 Compared to 1996" below).

   In the fourth quarter of 1998, the Company adopted a restructuring plan to consolidate and lower the overall operating costs of its recycling business. In connection with this plan, the Company recorded a pretax charge of approximately $6.9 million in 1998. See "Restructuring Charges" above.

   As a result of the foregoing, operating income declined 27.8% to $50.0 million in 1998 compared to $69.3 million in 1997.

   Interest expense was $8.3 million in 1998 compared to $12.1 million in 1997. The decrease in interest expense is due to higher interest capitalization resulting from the Company's ongoing capital investment program. See "Outlook" below for information with respect to the impact on interest expense expected in 1999 from the startup of the Pearl River Plant.

   The effective income tax rate was 36.5% for 1998 compared to 40.7% in 1997. The rate decreased primarily as a result of increased earnings at the Company's Irish recycled fiber operation, which is subject to significantly lower tax rates than the U.S. operations, and the reduction in foreign operating losses for which no tax benefit had been provided.

   As a result of the foregoing, net earnings were $11.7 million, or $0.37 per diluted share, in 1998 compared to $30.4 million, or $0.97 per diluted share, in 1997. Excluding the inventory adjustment, restructuring charges and loss on the fixed rate financial instrument, net earnings were $36.3 million, or $1.16 per diluted share, in 1998 compared to 1997 earnings (exclusive of one-time charges) of $38.5 million, or $1.23 per diluted share.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

   Net sales for 1997 remained unchanged as compared to 1996 at $1.1 billion primarily as a result of higher sales volumes offsetting lower selling prices. Sales for the Fibers Group decreased 6.9% to $419.4 million in 1997 from $450.6 million in 1996 due to significantly lower polyester fiber selling prices which more than offset slightly higher sales volumes. Sales for the RPG increased 3.6% to $386.2 million in 1997 from $372.9 million in 1996 due to increased polyester fiber sales volumes and higher sales in other divisions which offset worldwide declines in polyester fiber selling prices. Sales volumes in 1996 were negatively impacted by a 12-week strike at the Company's Irish fiber operation, which kept the facility closed from mid-July through early October. Despite substantially higher domestic sales volumes, sales for the PPG increased only slightly to $277.6 million in 1997 from $275.3 in 1996 as a result of significantly lower worldwide PET resins selling prices. In the second quarter of 1997, the Company commenced operation of an additional 200 million pounds per year PET resins production line at its Darlington, S.C. plant.

   The cost of sales decreased 2.0% to $926.5 million in 1997 from $945.2 million in 1996. As a percentage of sales, the cost of sales was 85.5% in
1997 compared to 86.0% in 1996. The decrease in cost of sales was primarily the result of higher unit volumes and lower costs in the RPG, which more than offset lower worldwide fiber and resin selling prices. Cost of sales in 1996 was negatively impacted by a 12-week strike at the Company's Irish fiber operation and a charge of $7 million to establish an inventory reserve resulting from large declines in raw material costs. For the Fibers Group, cost of sales as a percentage of sales increased 1.3% in 1997 from 1996, primarily due to significantly lower polyester fiber selling prices, which more than offset lower chemical raw material and manufacturing costs. As a percentage of sales, cost of sales for the RPG declined 6.3% in 1997 from 1996 due to increased sales volumes at the Company's Irish fiber operation, as a result of the 1996 period being negatively impacted by the aforementioned strike. Also benefiting the RPG's cost of sales in 1997 were substantially lower recycled raw material costs and higher unit sales volumes in the domestic fibers business and lower costs at other divisions. Cost of sales as a percentage of sales for the PPG increased 2.7% in 1997 from 1996 primarily due to significantly lower worldwide PET resins selling prices, which more than offset higher domestic unit sales volumes resulting from the aforementioned capacity expansion and lower chemical raw material costs.

   As a result of the foregoing, gross profit for 1997 increased 2.0% to
$156.7 million from $153.6 million in 1996.   The gross profit margin in 1997
was 14.5% compared to 14.0% in 1996.

   Selling, general and administrative expenses amounted to $79.9 million in 1997, or 7.4% of sales, compared to $85.5 million in 1996, or 7.8% of sales. The decrease is due to reduced costs at the Company's European operations resulting from the restructuring plan implemented in the second quarter of 1997 (see "Restructuring Charges" above) as well as the Company's continued efforts to reduce overall spending.

   During the second quarter of 1997, the Company implemented a restructuring plan to reduce costs and enhance the overall competitiveness of its European operations, resulting in a pretax charge of approximately $7.5 million. See "Restructuring Charges" above.

   As a result of the foregoing, operating income was $69.3 million in 1997, or $76.8 million excluding the restructuring charge, compared to $68.1 million in 1996.

   Net interest expense decreased to $12.2 million in 1997 from $14.0 million in 1996. The decrease in interest expense was due principally to higher interest capitalization resulting from the Company's ongoing capacity expansion program. See note 6 to the consolidated financial statements.

   In the fourth quarter of 1997, the Company recorded a pretax loss of $6.0 million which decreased net earnings by $3.8 million, or $0.12 per diluted share. The loss is comprised of two parts: a loss on the sale of a subsidiary and a gain from an insurance reimbursement related to a warehouse fire at the Company's Irish fiber operation in July 1997. See note 2 to the consolidated financial statements.

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

OUTLOOK

   The U.S. and European fiber markets have been severely impacted by the Far Eastern economic crisis and the resultant increase in imports of fiber, yarn, fabric and apparel from that region. In the United States, high levels of Asian imports are still present throughout the textile chain. As a result, demand for polyester fiber remains weak, with higher inventory levels, excess capacity and downward selling price pressure continuing to affect domestic fiber producers. Ongoing selling price pressure may further erode fiber profit margins, which ended 1998 at the lowest levels of the year.

   Demand for PET packaging resins remains relatively strong. The Company believes continued growing demand may improve both selling prices and profit margins in 1999.

   The Company is nearing completion of construction of its Pearl River Plant in Mississippi. The first of two 235 million-pound resin production lines at this facility came on-line in January 1999. The second resin line is scheduled to commence operation in the second quarter of 1999. As a result, resin unit volumes are expected to increase significantly in 1999. The plant's 230 million-pound fiber production line is scheduled to commence operation later in 1999. In line with the current start-up plan, the Company plans to perform previously delayed maintenance on various production lines at other fiber facilities in 1999. As a result, fiber volumes are initially expected to increase only modestly. The start-up of the Pearl River Plant and other worldwide fiber and resins capacity expansions may result in downward pressure on selling prices and profit margins.

   In 1999, the Company's results of operations will also be impacted by certain increased expenses associated with the start-up of the Pearl River Plant. Interest costs, previously capitalized during the construction of the facility, will be expensed as incurred. The Company will also begin depreciating the facility in phases as each production line commences operation. The estimated impact of the adoption of SOP 98-5 on the results of operations will be an after-tax charge of approximately $3.0 million in the first quarter of 1999 for the cumulative effect of a change in accounting principle (see note 1 to the consolidated financial statements). In addition, start-up costs to be incurred and expensed in 1999 are estimated to be in a range of $3.0 million to $5.0 million. As a result of the foregoing, net earnings from continuing operations are expected to be adversely affected during 1999.

   Certain of the Company's major competitors have engaged in and are contemplating changes in the ownership and management of their businesses. These activities have had and may continue to have a destabilizing influence on the Company's markets.

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

   The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $11.0 million and $25.2 million. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $16.0 million and $17.5 million at December 31, 1998 and 1997, respectively, which are reflected as other noncurrent liabilities in the Company's Consolidated Balance Sheet. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from $8.4 million to $26.1 million. These non-capital and capital expenditures are expected to be incurred during the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements. During 1998, 1997 and 1996, net expenses associated with environmental remediation and ongoing assessment were not significant. See notes 1 and 8 to the consolidated financial statements.

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

YEAR 2000 COMPUTER ISSUE

Overview

   The "Year 2000 Computer Issue" is the result of computer programs being written using only two digits rather than four to refer to a year. If uncorrected, these computer programs may not be able to distinguish between the years 1900 and 2000 and may fail to operate or may produce unpredictable results.

   Wellman has been addressing the Year 2000 Computer Issue within its information technology and non-information technology systems through a Company-wide Year 2000 project. Non-information technology systems typically include embedded technology such as computer chips within manufacturing equipment and building security systems. The Company's Year 2000 Project formally commenced in December 1997 and is proceeding on schedule. The Company anticipates completing its Year 2000 project no later than June 30, 1999, which is prior to any anticipated impact on its operating systems.

Year 2000 Project

   The Company organized its Year 2000 Project into five broad phases: (1) development of a Company-wide inventory of both information technology and embedded systems; (2) Company-wide assessment, with focus on vital and critical items, which was completed in February 1998; (3) renovation/ remediation, which is targeted for completion by June 30, 1999; (4) validation and testing, which is targeted for completion by June 30, 1999; and (5) implementation. When a system passes the Company's established test criteria, it is certified as Year 2000 ready and cleared for implementation. The Company focuses on the following vital and critical items in its remediation efforts: (a) information systems portfolio, (b) embedded systems,
(c) purchasing and trading partners, (d) end-user owned applications, and (e) network and personal computers.

   (a) Information systems portfolio: These have been divided into two categories: corporate systems and manufacturing systems. Corporate systems, which consist largely of third-party applications and, to a lesser degree, in-house written applications, include, but are not limited to, human resources/payroll, accounts payable, general ledger, order fulfillment (shipping, receiving, and invoicing), electronic data interchange (EDI), and phone/voice mail. The Company believes all of the vital and critical corporate systems are Year 2000 ready. Manufacturing systems are located at and support manufacturing processes at Company facilities. The Company is currently remediating three manufacturing systems, which are approximately 85% complete, with target completions in the second quarter of 1999. The remaining 44 systems that were classified by the Company as vital and critical have been remediated and are either currently being tested or are scheduled for testing with expected completion dates no later than June 30, 1999.

   (b) Embedded systems: These include items such as programmed logic controllers, drives, and process controllers. Based on its assessment, the Company believes that approximately 90% of its embedded systems have no date-related issues. The remaining 10% of the Company's embedded systems are in the process of being tested or remediated. Of the 10%, the Company has completed its testing of approximately 80%, and less than 5% of these tested required remediation.

   (c) Purchasing and trading partners: The Company has surveyed all of its vital and critical trading partners (suppliers and customers) concerning their Year 2000 efforts in general. EDI trading partners have been surveyed specifically with regards to the compliance of their software. The Company has received written responses to their surveys but is aware that these written responses may not accurately represent the Year 2000 compliance status of a trading partner. Certain targeted suppliers are being interviewed personally. As part of this project, contracts are being reviewed and rewritten where necessary to include Year 2000 clauses.

   (d) End-user owned applications: There are various end-user written desktop applications throughout the Company's locations. The vast majority of these applications are not vital and critical to the business. Of those that are vital and critical to operations, the Company believes that the majority have no Year 2000 date issues. For those that are vital and critical (with date issues), a desktop remediation tool has been selected and is being used as needed.

   (e) Network and personal computers: Approximately 99% of the Company's vital and critical local area network servers and personal computers are believed to be Year 2000 ready. The remainder are being replaced with compliant hardware.

Costs

   The total cost of the Company's Year 2000 Project is not expected to be material to the Company's financial position or results of operations.

Risks

   Due to the numerous uncertainties inherent in the Year 2000 Computer Issue, the Company cannot ensure, despite its ongoing communications with its trading partners, that its most important suppliers and customers will be Year 2000 compliant on time. The failure of critical suppliers or customers to timely correct their Year 2000 computer problems could materially and adversely affect the Company's operations and financial condition, even resulting in interruption of normal business operations if a critical supplier is unable to meet contractual obligations in a timely way. The Company is in the process of preparing, but has not completed, contingency plans which will involve, among other actions, managing inventories and adjusting staffing strategies. The Company expects to complete its contingency plans during the second quarter of 1999.

   Based on current plans and efforts to date, the Company does not anticipate that the Year 2000 issue will have a material effect on results of operations or financial condition. However, the above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or remediating all year 2000 problems in its critical operations, or if it is affected by the inability of suppliers or major customers to continue operations due to such a problem, then the Company's results of operations or financial condition could be materially impacted.

   Forward-looking statements contained in this Year 2000 Computer Issue section should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements; Risks and Uncertainties" beginning on page 23.

TRANSITION TO THE EURO

   Although the Euro was successfully introduced on January 1, 1999, the legacy currencies of those countries participating will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be cancelled and Euro bills and coins will be used in the eleven participating countries.

   Transition to the Euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of accounting systems, statutory records, tax books and payroll systems to the Euro, as well as conversion of bank accounts and other treasury and cash management activities.

   The Company continues to address these transition issues and does not expect the transition to the Euro to have a significant effect on the results of operations or financial condition of the Company. At WIL, systems are compatible with the Euro, and beginning in 1999, the subsidiary will prepare its financial statements in Euros. The Company has not yet set conversion dates for its PET Resins-Europe accounting systems, statutory reporting and tax books, but will do so in 1999 in conjunction with its efforts to be Year 2000 compliant.

CAPITAL RESOURCES AND LIQUIDITY

   The Company's overall cash needs for 1998 were provided from operations and long-term borrowings. Net cash provided by operations was $70.7 million for 1998 compared to $128.1 million for 1997. The decrease in cash from operations was primarily the result of lower net income as discussed above in "Results of Operations - 1998 Compared to 1997" and increased inventory levels in preparation for the start-up of the Company's Pearl River Plant.

   Net cash used in investing activities amounted to $223.4 million in 1998 compared to $197.8 million in 1997. Capital spending amounted to $223.4 million in 1998 and $221.2 million in 1997, reflecting the Company's ongoing capital investment program. The major portion of the Company's ongoing capital investment program is the construction of its Pearl River Plant in Mississippi and, to a lesser extent, a new production line in the Engineering Resins business. The total capitalized cost of the facility is estimated to range between $480 and $500 million. This facility is scheduled to be operational in three phases, the first of which began in January 1999. The Company expects capital expenditures to approximate $100 to $120 million in 1999.

   Net cash provided by financing activities amounted to $152.6 million in 1998 compared to $67.9 million in 1997. Net borrowings amounted to $160.4 million in 1998 compared to $78.3 million in 1997 as a result of the Company's ongoing capital investment program.

   The Company's financing agreements contain normal financial and restrictive covenants. Certain subsidiaries have guaranteed substantially all of the Company's indebtedness for borrowed money. The financial resources available to the Company at December 31, 1998 include $160 million under its $330 million revolving credit facility, unused short-term uncommitted lines of credit aggregating approximately $244 million, and internally generated funds. At December 31, 1998 the Company could only borrow an additional $260 million without amending the terms of its revolving credit facility. The Company believes these financial resources and other credit arrangements will be sufficient to meet its foreseeable needs for working capital, capital expenditures and dividends.

   For information about the Company's derivative financial instruments, see
Item 7A. "Quantitative and Qualitative Disclosure About Market Risk."

   During 1998, the SEC declared effective the Company's universal shelf registration statement covering the issuance of up to $400 million of debt and or equity securities. No securities have been sold from this shelf registration.

   In the fourth quarter of 1998, the Company incurred a one-time pretax charge of $23.3 million on the termination of a fixed rate financial instrument. See "Loss on Fixed Rate Treasury Lock Commitment" above.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In April 1998, the AICPA issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP No. 98-5, which is effective for financial statements for fiscal years beginning after December 15, 1998, will be adopted by the Company in its first quarter of 1999. The Company expects the adoption of SOP No. 98-5 to be an after-tax charge to the results of operations of approximately $3.0 million, which will be accounted for as a cumulative effect of a change in accounting principle. Start-up costs to be incurred and expensed in 1999 are estimated to be in a range of $3.0 million to $5.0 million.

   In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt the Statement No. 133 in January 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at their fair value. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

   Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, demand and competition for polyester fiber and PET resins; availability and cost of raw materials; levels of production capacity and announced changes thereto; changes in financial markets, interest rates and foreign currency exchange rates; work stoppages; natural disasters; U.S., European, Far Eastern and global economic conditions and changes in laws and regulations; prices of competing products, and the Company's ability to complete expansions and other capital projects on time and budget and to maintain the operations of its existing production facilities. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

   In addition to those described above, the more prominent risks and uncertainties inherent in the Company's business are set forth below. However, this section does not discuss all possible risks and uncertainties to which the Company is subject, nor can it be assumed necessarily that there are no other risks and uncertainties which may be more significant to the Company.

Impact of Economic Conditions

   Capacity utilization, which is the demand for product divided by its supply, is a critical factor affecting the Company's financial performance. Demand for polyester fiber historically has been cyclical because it is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports. Demand, prices and raw material costs for both fiber and PET resins may be affected by global economic conditions. Worldwide supply is expanding for both fiber and resins. Any significant expansion in supply over demand could reduce profitability. A material change in demand, supply or in general economic conditions or uncertainties regarding future economic prospects could have a material adverse effect on the Company's results of operations.

Impact of Far Eastern Financial Crisis

   Beginning in the fourth quarter of 1997, the Far Eastern economies have been experiencing a significant economic and financial crisis. This crisis has reduced demand in the Far East for polyester fiber and textile products and led to a significant increase in low-priced U.S. imports of these products, which has adversely affected the Company's results of operations and may continue to do so.

Dependency on Availability of Raw Materials

   The Company's operations are substantially dependent on the availability of its two primary raw materials, PTA and MEG. The Company currently relies on a single source for the domestic supply of PTA and a limited number of sources for MEG. The effect of the loss of any of such sources, of a disruption in their business or failure to meet the Company's product needs on a timely basis would depend primarily upon the length of time necessary to find a suitable alternative source. At a minimum, temporary shortages in needed raw materials could have a material adverse effect on the Company's results of operations. There can be no assurance that precautions taken by the Company would be adequate or that an alternative source of supply could be located or developed in a timely manner.

Construction Program

   The Company is currently constructing a new PET resins and polyester fiber production facility in Mississippi at a total estimated capitalized cost to range between $480 and $500 million. The facility commenced operation of a PET resin production line at this facility in January 1999. When completed, the facility will have an initial annual capacity of approximately 470 million pounds of PET packaging resins and 230 million pounds of polyester fiber. However, there can be no assurance that the Company will be able to commence operations of the remaining two production lines as scheduled, that it will not encounter significant disruptions in its operations, that the facility will operate as effectively as expected, or that the Company will be able to sell at acceptable prices the added volumes from this facility.

Environmental Matters

   Actual costs to be incurred for identified environmental situations in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability and evolving related technologies.

Year 2000

   As part of the Company's procedures relating to the Year 2000 (see "Year 2000 Computer Issue" above), the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.
-------   ---------------------------------------------------------

Derivative Financial Instruments

   The Company does not hold or issue derivative financial instruments for trading purposes. The Company uses derivative financial instruments primarily to manage its exposure to fluctuations in interest rates and foreign exchange rates. The Company also utilizes a derivative financial instrument to manage its exposure to compensation expense under a Supplemental Employee Retirement Plan (SERP). For additional discussion of the Company's use of such instruments, see notes 1, 6 and 13 to the consolidated financial statements.

Interest Rate Risk

   Because the Company's obligations under the revolving credit loan facility, competitive bid loans and uncommitted lines of credit bear interest at floating rates, the Company's earnings and cash flows are affected by changes in prevailing interest rates. However, due to its purchase of interest rate swaps, the effect of interest rate changes are limited. A 10% decrease in market interest rates from December 31, 1998 that affect the Company's financial instruments would reduce income before income taxes by approximately $1 million, and reduce cash flow from operations by $1 million. The potential decrease in fair value of all financial instruments with exposure to interest rate risk resulting from a hypothetical 10% shift in interest rate from December 31, 1998 would be approximately $5 million.
These amounts are determined by considering the impact of hypothetical changes in interest rates on the Company's borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Foreign Currency Risk

   The Company uses foreign currency debt and derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. These financial instruments (primarily denominated in Dutch guilders and Irish punts) are specifically used (1) to reduce the impact of foreign currency translation adjustments for its PET resins business in the Netherlands; (2) to reduce the impact of foreign currency fluctuations relative to fixed asset purchase commitments; and (3) to hedge certain accounts receivable and accounts payable denominated in foreign currencies. If foreign currency exchange rates at December 31, 1998 adversely changed by 10%, the fair value of these financial instruments outstanding at December 31, 1998, would decline by approximately $6 million. However, such loss in fair value would be substantially offset by an increase in fair value of the Company's underlying exposure. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential changes in sales levels affected by changes in local currency prices.

Equity Risk

   The Company also uses an equity-linked investment to hedge its exposure to compensation expense to a SERP. This equity-linked investment, on which the value fluctuates based on the market price of the Company's stock, is marked to market, and gains or losses are recognized as an offset to compensation expense related to the SERP. A 10% decrease in the market value of the Company's stock would not materially affect the fair value of the equity-linked investment.

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

                                  WELLMAN, INC.
      Index to Consolidated Financial Statements and Consolidated Financial
                                Statement Schedules


Consolidated Statements of Income for the years ended
 December 31, 1998, 1997 and 1996                                          28

Consolidated Balance Sheets as of December 31, 1998 and 1997               29

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1998, 1997 and 1996                                    30

Consolidated Statements of Cash Flows for the years ended
 December 31, 1998, 1997 and 1996                                          31

Notes to Consolidated Financial Statements                                 32

Report of Independent Auditors                                             51

Consolidated financial statement schedules for the years ended
 December 31, 1998, 1997 and 1996:

 II  --  Valuation and qualifying accounts                                 52

   All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                      CONSOLIDATED STATEMENTS OF INCOME
                                                  Years Ended December 31,
                                                  ------------------------
 (In thousands, except per share data)        1998       1997        1996
----------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . . . . . .$968,008  $1,083,188  $1,098,804

Cost of sales. . . . . . . . . . . . . . . . 837,718     926,518     945,191
                                            --------  ----------  ----------
Gross profit . . . . . . . . . . . . . . . . 130,290     156,670     153,613

Selling, general and administrative expenses  73,418      79,888      85,489

Restructuring charges. . . . . . . . . . . .   6,861       7,469          --
                                            --------  ----------  ----------
Operating income . . . . . . . . . . . . . .  50,011      69,313      68,124

Interest expense, net. . . . . . . . . . . .   8,302      12,160      13,975

Loss on cancellation of fixed rate
 financial instrument. . . . . . . . . . . .  23,314         --          --

Loss on divestitures and other, net. . . . .      --       5,963         --
                                            --------  ----------  ----------
Earnings before income taxes . . . . . . . .  18,395      51,190      54,149

Income taxes . . . . . . . . . . . . . . . .   6,714      20,835      27,620
                                            --------  ----------  ----------
Net earnings . . . . . . . . . . . . . . . .$ 11,681  $   30,355  $   26,529
                                            ========  ==========  ==========
Basic net earnings per common share. . . . .$   0.37  $     0.98  $     0.81
                                            ========  ==========  ==========
Basic weighted-average common
 shares outstanding. . . . . . . . . . . . .  31,178      31,120      32,649
                                            ========  ==========  ==========
Diluted net earnings per common share. . . .$   0.37  $     0.97  $     0.81
                                            ========  ==========  ==========
Diluted weighted-average common
 shares outstanding. . . . . . . . . . . . .  31,391      31,269      32,774
                                            ========  ==========  ==========

See notes to consolidated financial statements.

                            CONSOLIDATED BALANCE SHEETS

                                                           December 31,
 In thousands, except share data)                        1998        1997
----------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .$       --  $       --
  Accounts receivable, less allowance of $4,184
   in 1998 and $5,229 in 1997. . . . . . . . . . . . .   101,420     126,106
  Inventories. . . . . . . . . . . . . . . . . . . . .   183,883     154,133
  Prepaid expenses and other current assets. . . . . .    18,959       3,366
                                                      ----------  ----------
     Total current assets. . . . . . . . . . . . . . .   304,262     283,605
Property, plant and equipment, at cost:
  Land, buildings and improvements . . . . . . . . . .   107,730     104,073
  Machinery and equipment. . . . . . . . . . . . . . .   768,469     735,144
  Construction in progress . . . . . . . . . . . . . .   437,084     251,493
                                                      ----------  ----------
                                                       1,313,283   1,090,710
  Less accumulated depreciation. . . . . . . . . . . .   396,109     336,230
                                                      ----------  ----------
     Property, plant and equipment, net. . . . . . . .   917,174     754,480
Cost in excess of net assets acquired, net . . . . . .   262,089     269,756
Other assets, net. . . . . . . . . . . . . . . . . . .     9,956      11,384
                                                      ----------  ----------
                                                      $1,493,481  $1,319,225
                                                      ==========  ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .$   64,013  $   73,070
  Accrued liabilities. . . . . . . . . . . . . . . . .    43,211      39,590
  Current portion of long-term debt. . . . . . . . . .   145,869         208
                                                      ----------  ----------
     Total current liabilities . . . . . . . . . . . .   253,093     112,868
Long-term debt . . . . . . . . . . . . . . . . . . . .   410,679     394,545
Deferred income taxes and other liabilities. . . . . .   186,455     177,378
                                                      ----------  ----------
     Total liabilities . . . . . . . . . . . . . . . .   850,227     684,791
Stockholders' equity:
  Common stock, $0.001 par value; 55,000,000
   shares authorized, 33,816,212 shares issued
   in 1998, 33,638,193 in 1997 . . . . . . . . . . . .        34          34
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued . . . . . . . .        --          --
  Paid-in capital. . . . . . . . . . . . . . . . . . .   237,810     234,179
  Accumulated other comprehensive income . . . . . . .     5,133         372
  Retained earnings. . . . . . . . . . . . . . . . . .   449,801     449,373
  Less common stock in treasury at cost:
   2,500,000 shares. . . . . . . . . . . . . . . . . .   (49,524)    (49,524)
                                                      ----------  ----------
     Total stockholders' equity. . . . . . . . . . . .   643,254     634,434
                                                      ----------  ----------
                                                      $1,493,481  $1,319,225
                                                      ==========  ==========

See notes to consolidated financial statements.

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK          ACCUMULATED
                                             ISSUED                OTHER
                                           ----------  PAID-IN COMPREHENSIVE RETAINED  TREASURY
 (In thousands)                          SHARES AMOUNT CAPITAL    INCOME     EARNINGS   STOCK    TOTAL
                                         ------ ------ -------   ----------  --------  -------   -----
 Balance at December 31, 1995 . . . . .  33,441  $33  $230,008    $ 6,849   $413,456 $  --     $650,346
 Net earnings . . . . . . . . . . . . .                                       26,529             26,529
 Currency translation adjustment. . . .                             3,004                         3,004
                                                                                               --------
 Total comprehensive income . . . . . .                                                          29,533
 Cash dividends ($0.31 per share) . . .                                      (10,085)           (10,085)
 Exercise of stock options. . . . . . .      49            861                                      861
 Issuance of common stock to
  employee benefit plans. . . . . . . .     121    1     2,669                                    2,670
 Issuance of restricted stock . . . . .       1             26                                       26
 Tax effect of exercise of stock options                   101                                      101
 Purchase of treasury stock . . . . . .                                               (49,524)  (49,524)
                                         ------  ---  --------    -------   -------- --------  --------
 Balance at December 31, 1996 . . . . .  33,612   34   233,665      9,853    429,900  (49,524)  623,928
 Net earnings . . . . . . . . . . . . .                                       30,355             30,355
 Currency translation adjustment. . . .                            (9,481)                       (9,481)
                                                                                               --------
 Total comprehensive income . . . . . .                                                          20,874
 Cash dividends ($0.35 per share) . . .                                      (10,882)           (10,882)
 Exercise of stock options. . . . . . .      25            453                                      453
 Issuance of restricted stock . . . . .       1             16                                       16
 Tax effect of exercise of stock options                    45                                       45
                                         ------  ---  --------    -------   -------- --------  --------
 Balance at December 31, 1997 . . . . .  33,638   34   234,179        372    449,373  (49,524)  634,434
 Net earnings . . . . . . . . . . . . .                                       11,681             11,681
 Currency translation adjustment. . . .                             4,761                         4,761
                                                                                               --------
 Total comprehensive income . . . . . .                                                16,442
 Cash dividends ($0.36 per share) . . .                                      (11,253)           (11,253)
 Exercise of stock options. . . . . . .      65          1,136                          1,136
 Issuance of restricted stock . . . . .     113          2,352                          2,352
 Tax effect of exercise of stock options                   143                            143
                                         ------  ---  --------    -------   -------- --------  --------
 Balance at December 31, 1998 . . . . .  33,816  $34  $237,810    $ 5,133   $449,801 $(49,524) $643,254
                                         ======  ===  ========    =======   ======== ========  ========

 See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
(In thousands)                                  1998       1997       1996
Cash flows from operating activities:          -----      -----       ----
  Net earnings . . . . . . . . . . . . . . . .$ 11,681   $ 30,355   $ 26,529
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . .  62,002     61,351     56,260
    Amortization . . . . . . . . . . . . . . .   8,750     11,014     11,685
    Deferred income taxes. . . . . . . . . . .   7,374     10,625      8,496
    Common stock issued for stock plans. . . .      --         16      2,696
    Loss on divestitures and other, net. . . .      --      5,963         --
    Changes in assets and liabilities, net of
     effects from businesses acquired and divested:
      Accounts receivable. . . . . . . . . . .  26,819     (3,291)    15,760
      Inventories. . . . . . . . . . . . . . . (28,220)    (3,128)    32,783
      Prepaid expenses and other current assets(15,620)       343        620
      Other assets . . . . . . . . . . . . . .   1,327        662     (2,347)
      Accounts payable and accrued liabilities  (3,314)   (10,845)    (9,657)
      Other liabilities. . . . . . . . . . . .  (6,164)    12,346      1,514
      Other. . . . . . . . . . . . . . . . . .   6,059     12,742      7,562
                                              --------   --------   --------
    Net cash provided by operating activities.  70,694    128,153    151,901
                                              --------   --------   --------
Cash flows from investing activities:
  Additions to property, plant and equipment .(223,376)  (221,187)  (126,009)
  Decrease in restricted cash. . . . . . . . .      --      5,016        879
  Businesses acquired. . . . . . . . . . . . .      --         --    (14,250)
  Proceeds from divestitures and other . . . .      --     18,321      4,184
                                              --------   --------   --------
    Net cash used in investing activities. . .(223,376)  (197,850)  (135,196)
                                              --------   --------   --------
Cash flows from financing activities:
  Borrowings under long-term debt. . . . . . . 200,414    103,123     40,303
  Repayments of long-term debt . . . . . . . . (40,000)   (24,820)        --
  Purchase of treasury stock . . . . . . . . .      --         --    (49,524)
  Issuance of restricted stock . . . . . . . .   2,352         --         --
  Dividends paid on common stock . . . . . . . (11,253)   (10,882)   (10,085)
  Exercise of stock options. . . . . . . . . .   1,136        453        861
                                              --------   --------   --------
    Net cash provided by (used in) financing
     activities. . . . . . . . . . . . . . . . 152,649     67,874    (18,445)
                                              --------   --------   --------
Effect of exchange rate changes on cash and
 cash equivalents. . . . . . . . . . . . . . .      33       (297)       (33)
                                              --------   --------   --------
Decrease in cash and cash equivalents. . . . .       0     (2,120)    (1,773)
Cash and cash equivalents at beginning of year       0      2,120      3,893
                                              --------   --------   --------
Cash and cash equivalents at end of year . . .$      0   $      0   $  2,120
                                              ========   ========   ========
Supplemental cash flow data:
  Cash paid during the year for:
    Interest (net of amounts capitalized). . .$  9,381   $ 14,435   $ 15,273
  Income taxes . . . . . . . . . . . . . . . .$  9,215   $ 12,979   $  8,994
  Non-cash investing activities financed
   through government grants . . . . . . . . .$  4,752   $ 24,454   $  3,226

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

   Wellman, Inc. (the Company) is an international manufacturing company operating primarily in the United States, Ireland and the Netherlands. The Company primarily manufactures high-quality polyester products, including Fortrel(R) brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear(R) PET (polyethylene terephthalate) packaging resins. Total polyester fiber sales represented approximately 65% of the Company's 1998 and 1997 sales. The principal markets for polyester fibers are apparel, home furnishings, carpet and industrial manufacturers in the United States and Europe. The principal markets for PET resins are United States and Europe-based manufacturers of various types of plastic containers.

Principles of Consolidation

   The consolidated financial statements include the accounts of Wellman, Inc. and its subsidiaries, all of which are wholly-owned. All material intercompany transactions have been eliminated.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

   Sales to customers are recorded when goods are shipped.

Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately $135,966 and $110,036 of inventory at December 31, 1998 and 1997, respectively, and the first-in, first-out (FIFO) method for the remainder. For slow-moving and off-quality waste raw material which is valued using the LIFO dollar value method, the lower of cost or market is determined using the item-by-item method.

Property, Plant and Equipment

   Property, plant and equipment is carried at cost. Depreciation is provided based on the estimated useful lives of the related assets and is computed on the straight-line method. Estimated useful lives for buildings and improvements are 15 to 30 years and 5 to 20 years for machinery and equipment. In the fourth quarter of 1998, the Company extended the estimated useful lives of certain assets of its Palmetto facility to reflect time periods more consistent with actual historical experience and anticipated utilization of the assets. The effect of the change was a decrease in depreciation expense of approximately $1,300.

Cost in Excess of Net Assets Acquired

   Cost in excess of net assets acquired is amortized on the straight-line method over periods ranging from 30 to 40 years. Accumulated amortization amounted to approximately $79,691 and $70,947 at December 31, 1998 and 1997, respectively.

   The Company's accounting policy regarding the assessment of the recoverability of the carrying value of goodwill and other intangibles is to review the carrying value of goodwill and other intangibles if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill and other intangibles will not be recoverable, as determined based on undiscounted future cash flows of the Company, the carrying value of goodwill and other intangibles will be reduced to estimated fair value. No impairments of goodwill and other intangibles were noted in 1998.

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

Derivative Financial Instruments

   The Company uses interest rate swaps to synthetically manage the interest rate characteristics of its currently outstanding debt and future debt. These instruments generally fix floating-rate debt at specified interest rates and enable the Company to significantly eliminate the effect of a change in interest rates from the date it entered into these transactions.

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

   The Company uses forward foreign exchange contracts for three purposes: first, to mitigate the translation exposure that results from investments in certain foreign subsidiaries; second, to minimize the effects of foreign currency fluctuations for certain purchase contracts which require payment in foreign currencies; and third, to minimize the effect changes in foreign currencies have on certain components of working capital.

   Realized and unrealized gains and losses related to forward foreign exchange contracts used to reduce the risk of certain designated foreign investments are included in the accumulated other comprehensive income account in stockholders' equity. Forward points incurred in these contracts are recorded as an adjustment to interest expense and are amortized on a straight-line basis. Realized gains and losses related to forward foreign exchange contracts utilized to reduce the effect of foreign currency fluctuations on purchases are recorded as an adjustment to the cost of the asset. Realized and unrealized gains and losses related to forward foreign exchange contracts utilized to reduce the effect of foreign currency fluctuations on working capital are recognized and are offset against foreign exchange gains or losses on the underlying exposure. If the forward foreign exchange contract notional amounts exceed the amount of the designated foreign investment, purchase commitment, or working capital component, realized and unrealized gains or losses on the excess amount are recognized in earnings. The related amounts due to or from counterparties are included in other assets or liabilities.

   The Company also uses an equity-linked investment to hedge its exposure to compensation expense related to a Supplemental Employee Retirement Plan
(SERP). This equity-linked investment, on which the value fluctuates based on the market price of the Company's stock, is marked to market and gains or losses are recognized as an offset to compensation expense related to the SERP. The change in value of the equity-linked investment was not material in 1998 or 1997.

Foreign Currency Translation and Other Comprehensive Income

   The financial statements of foreign entities have been translated into U.S. dollar equivalents in accordance with the Financial Accounting Standards Board's (FASB) Statement No. 52, "Foreign Currency Translation." Adjustments resulting from the translation of the financial statements of foreign entities are excluded from the determination of earnings and accumulated in other comprehensive income. Accumulated other comprehensive income is comprised solely of foreign currency translation. The earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

Research and Development Costs

   Research and development costs are expensed as incurred. Such costs were approximately $16,200, $19,600, and $18,500 for 1998, 1997 and 1996,
respectively.

Grant Accounting

   The Company's Pearl River Plant under construction in Mississippi has received various grants, including capital and operating grants, from the state of Mississippi and other local authorities. The capital grants without stipulated operating requirements are recorded as a reduction of property, plant and equipment. The capital grants with stipulated operating requirements are recorded as deferred revenue and amortized into income as the requirements stipulated in the grant are satisfied. The operating grants are recorded as a reduction of operating expenses in the period the reduction occurs. The impact of grants on the 1998, 1997, and 1996 results of operations was immaterial.

Stock Based Compensation

   The Company grants stock options for a fixed number of shares to employees and directors. Prior to 1998, the exercise price was equal to or greater than the fair value of the shares at the date of grant. Beginning with options granted in 1998, the exercise price is equal to the average of the highest and lowest sales prices of the Company's common stock over a period of 20 days prior to the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes compensation expense over the vesting period for the difference between the exercise price and the fair value of the shares at the date of grant. The restricted stock awarded under the Deferred Compensation and Restricted Stock Plan is considered to be compensatory. The amount of non-cash compensation expense recognized in 1998 under these plans was not material. See note 10.

Cash and Cash Equivalents

   The Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows.

Reclassification

   Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

Impact of Recently Issued Accounting Pronouncements

   In April 1998, the AICPA issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP No. 98-5, which is effective for financial statements for fiscal years beginning after December 15, 1998, will be adopted by the Company in its first quarter of 1999. The Company expects the effect of the adoption of SOP No. 98-5 to be an after-tax charge to the results of operations of approximately $3,000, which will be accounted for as a cumulative effect of a change in accounting principle. Start-up costs to be incurred and expensed in 1999 are estimated to be in a range of $3,000 to $5,000.

   In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt Statement No. 133 in January 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at their fair value. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company. However, the statement could increase volatility in earnings and comprehensive income.

2.  DIVESTITURES AND OTHER

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

   The operating results of the divested businesses did not have a material impact on the Company's consolidated financial statements.

3.  INVENTORIES

   Inventories consist of the following:

                                                        December 31,
                                                    1998             1997
                                                   ------           ------
Raw materials . . . . . . . . . . .               $ 66,580        $ 50,669
Finished and semi-finished goods. .                103,840          90,210
Supplies. . . . . . . . . . . . . .                 13,463          13,254
                                                  --------        --------
                                                  $183,883        $154,133
                                                  ========        ========

   At December 31, 1998 and 1997, aggregate current replacement costs of inventories valued using the LIFO method are not in excess of their carrying value.

   At December 31, 1998, certain inventories were valued at market, which was below cost. This resulted in a pretax charge to cost of goods sold of approximately $8.6 million in 1998.

4.  ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                        December 31,
                                                   1998             1997
                                                  ------           ------
Payroll and other compensation. . .               $ 6,001         $ 7,494
Retirement plans. . . . . . . . . .                10,703           7,681
Property and other taxes. . . . . .                 5,262           4,757
Interest. . . . . . . . . . . . . .                 2,378           1,621
Other . . . . . . . . . . . . . . .                18,867          18,037
                                                  -------         -------
                                                  $43,211         $39,590
                                                  =======         =======

5.  RESTRUCTURING CHARGES

                             1998 Restructuring
                             ------------------

   In the fourth quarter of 1998, the Company adopted a restructuring plan to consolidate and lower the overall operating costs of the business units in the Recycled Products Group. In connection with this plan, the Company will close operations of a leased manufacturing facility in New Jersey and a sales office in England in the first quarter of 1999. The Company recorded a pretax charge of $6,861 in its fourth quarter of 1998, primarily including a $3,738 write-off of equipment and other assets to be sold or scrapped; a $1,531 accrual for the removal and dismantling of the equipment and restoration of the leased facility to its original state; and a $1,406 accrual for termination benefits of approximately 88 employees. Total costs associated with the New Jersey facility and the sales office in England were $4,371 and $827, respectively. There were no charges against the accruals during 1998.

                                1997 Restructuring
                                ------------------

   During the second quarter of 1997, the Company adopted a restructuring plan designed to reduce costs and enhance the overall competitiveness of its European operations. In connection with this plan, the Company recorded a pretax charge of $7,469 during its second quarter of 1997. This consisted of restructuring costs of $10,469, less a previously recorded $3,000 charge to cost of goods sold to provide for inventory losses related to the Company's take-or-pay supply arrangement entered into as part of the acquisition of its Netherlands-based PET resins business in 1995. Approximately $6,375 of the restructuring charge was an accrual for estimated costs to modify certain supply and service agreements at the Company's Netherlands-based PET resins business. This included the modification of its take-or-pay supply contract, which previously required the Company to purchase 134,000 pounds of PET resin on a declining basis during the period from 1997 to 2000, to reduce the number of pounds to be purchased to an immaterial amount. The restructuring accrual also included $3,594 of termination benefits for 65 employees at its recycled fiber operation in Ireland and the PET resins business. The following represents changes in the accruals since the adoption of the plan:

                          Modification of Termination
                             Agreements     Benefits     Other      Total
                        ---------------  ------------   -------     -----

Original accrual in June 1997  $6,375        $3,594       $500      $10,469

Cash payments in 1997          (5,644)       (2,474)      (500)      (8,618)
                               ------        ------       ----      -------

Accrual balance on
 December 31, 1997            731            1,120        -0-        1,851

Cash payments in 1998        (568)            (422)        --         (990)
                            -----           ------       ----      -------

Accrual balance on
 December 31, 1998         $  163           $  698       $-0-      $   861
                           ======           ======       ====      =======

The 1997 restructuring is expected to be completed during 1999.

6.  BORROWING ARRANGEMENTS

   Long-term debt consists of the following:

                                                        December 31,
                                                    1998           1997
                                                   ------         ------
Revolving credit loan facility and competitive
 bid loans. . . . . . . . . . . . .               $170,000       $ 20,000
Uncommitted lines of credit . . . .                265,853        214,865
Serialized senior unsecured notes,
 9.26%, due May 1999. . . . . . . .                 40,000         80,000
Economic development revenue bonds, at variable
 interest rates, due 2010-2022. . .                 49,680         49,680
8.41% senior unsecured note, due July 2000          30,000         30,000
Other . . . . . . . . . . . . . . .                  1,015            208
                                                  --------       --------
                                                   556,548        394,753
     Less current portion . . . . .                145,869            208
                                                  --------       --------
                                                  $410,679       $394,545
                                                  ========       ========

   The revolving credit loan facility (the Facility) allows for borrowings on an unsecured basis of up to $330,000. The Facility matures in February 2000. The terms of the Facility provide the Company the ability to borrow under competitive bid loans (CBLs) which reduce the availability under the Facility and bear interest at the offering bank's prevailing interest rate. The Facility has no scheduled principal repayments and any borrowings under non-CBLs bear interest, at the Company's option, at (1) the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%, (2) the LIBOR rate plus applicable margin or (3) the CD rate plus applicable margin. At December 31, 1998, the average interest rate on borrowings under the Facility was approximately 5.5% and the amount available to the Company was $160,000.

   Terms, rates and maturity dates for the uncommitted lines of credit are agreed upon by the Bank and the Borrower at each borrowing date. At December 31, 1998, the maturities on the domestic outstanding borrowings ranged from 12 to 95 days with interest rates ranging from 5.26% to 5.92%. At year-end, the Company had approximately $244,000 available under these lines. At December 31, 1998 the Company could only borrow an additional $260,000 without amending the terms of the Facility.

   The economic development revenue bonds (the Bonds) are tenderable by the holders and are secured by letters of credit aggregating approximately $50,895 at December 31, 1998. The average interest rate on the Bonds at December 31, 1998 was approximately 3.98%.

   The Bonds and borrowings under the Facility and a portion of the borrowings under the CBLs and uncommitted lines of credit are classified as long-term in accordance with the Company's intention and ability to refinance such obligations on a long-term basis.

   The Company has entered into interest rate swaps to fix the interest rate on variable rate borrowings thereby reducing substantial interest rate risk. Maturity dates are a minimum of 5 years and a maximum of 10 years after the inception dates of the swaps, which ranged from June 1997 to May 1998. The swaps will effectively fix the rates of interest between 6.10% and 6.20% on $200,000 of borrowings. In aggregate, the Company estimates it would have had to pay approximately $15,900 to terminate these agreements at December 31, 1998.

   In the fourth quarter of 1998, the Company incurred a one-time pretax charge of $23,314 on the termination of a fixed rate treasury lock commitment. The instrument was designed to provide a specified fixed 10-year interest rate on a planned issuance of $150 million of public fixed-rate debt. During the fourth quarter of 1998, the Company decided more favorable financing was available and postponed its plan for public debt issuance and terminated the financial instrument.

   The Company's financing agreements contain normal financial and restrictive covenants. The most restrictive of these covenants permits a maximum leverage ratio of 55%, requires EBITDA to exceed 3.5 times interest expense and requires the Company to maintain a certain net worth.

   Scheduled annual maturities of debt are: 1999 - $145,869; 2000 - $360,000; 2001 - $0, 2002 - $0, 2003 - $0, and varying amounts thereafter through 2023.

   The carrying amounts of the Company's borrowings under its variable rate credit agreements approximate their fair value. The fair values of the Company's fixed rate credit agreements are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's fixed rate debt exceeded the carrying value by approximately $2,200 at December 31, 1998.

   During 1998, 1997 and 1996, the Company capitalized interest of $21,342, $9,820, and $4,755, respectively, as part of the cost of capital projects under construction. Interest expense (net) includes interest income of $2,452, $2,402, and $2,935 for 1998, 1997 and 1996, respectively.

7.  INCOME TAXES

   For financial reporting purposes, earnings (loss) before income taxes are as follows:

                                                  Years Ended December 31,
                                                1998       1997       1996
                                               ------     ------     ------
United States. . . . . . . . . . . . .        $ 5,645    $53,170    $68,463
Foreign. . . . . . . . . . . . . . . .         12,750     (1,980)   (14,314)
                                              -------   --------   --------
                                              $18,395    $51,190    $54,149
                                              =======    =======    =======


   Significant components of the provision for income taxes are as follows:

                                                 Years Ended December 31,
                                                1998       1997       1996
Current:                                       ------     ------     ------
  Federal. . . . . . . . . . . . . . .        $(1,762)   $ 8,630    $17,625
  State. . . . . . . . . . . . . . . .           (367)       419        955
  Foreign. . . . . . . . . . . . . . .          1,469      1,161        544
                                              -------    -------    -------
                                              $  (660)    10,210     19,124
Deferred:                                     -------    -------    -------
  Federal. . . . . . . . . . . . . . .        $ 6,924    $ 9,244    $ 7,846
  State. . . . . . . . . . . . . . . .            442      1,241      1,098
  Foreign. . . . . . . . . . . . . . .              8        140       (448)
                                              -------    -------    -------
                                                7,374     10,625      8,496
                                              -------    -------    -------
                                              $ 6,714    $20,835    $27,620
                                              =======    =======    =======

   The difference between the provision for income taxes and income taxes computed at the statutory income tax rate is explained as follows:

                                                 Years Ended December 31,
                                                 1998      1997      1996
                                                 ----      ----      ----
Computed at statutory rate. . . . . . .          35.0%     35.0%     35.0%
State taxes, net of federal benefit . .           0.6       1.9       2.5
Differences in income tax rates between
 the United States and foreign countries        (14.7)     (5.0)     (1.2)
Amortization of cost in excess of net
 assets acquired. . . . . . . . . . . .          15.6       6.0       5.7
Foreign losses for which no tax benefit
 has been provided. . . . . . . . . . .           1.6       2.1      10.5
Credits . . . . . . . . . . . . . . . .          (2.8)     (0.9)     (1.7)
Other, net  . . . . . . . . . . . . . .           1.2       1.6       0.2
                                                 ----      ----      ----
Effective tax rate. . . . . . . . . . .          36.5%     40.7%     51.0%
                                                 ====      ====      ====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

                                                      December 31,
                                                   1998          1997
                                                   ----          ----
Inventory . . . . . . . . . . . . . . .          $  2,079      $  6,087
Depreciation. . . . . . . . . . . . . .           120,691       109,670
Foreign . . . . . . . . . . . . . . . .             3,281         3,823
Other . . . . . . . . . . . . . . . . .            12,308        10,114
                                                 --------       -------
Total deferred tax liabilities. . . . .           138,359       129,694
                                                 --------       -------
Pension . . . . . . . . . . . . . . . .             2,217         2,686
State deferred benefits . . . . . . . .             5,417         5,274
Long-term liabilities . . . . . . . . .             4,673         5,642
Foreign net operating loss carryforward             7,065         6,776
Other . . . . . . . . . . . . . . . . .            12,091         9,505
                                                 --------       -------
Total deferred tax assets . . . . . . .            31,463        29,883
Valuation allowance . . . . . . . . . .             7,065         6,776
                                                 --------       -------
Net deferred tax assets . . . . . . . .            24,398        23,107
                                                 --------       -------
Net deferred tax liabilities. . . . . .          $113,961      $106,587
                                                 ========       =======

   Deferred taxes have not been provided for approximately $123,102 of undistributed earnings of foreign subsidiaries. The Company intends to reinvest such undistributed earnings for an indefinite period except for distributions upon which incremental taxes would not be material. If all such earnings were distributed, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

   At December 31, 1998, the Company had foreign net operating losses (NOLs) of approximately $20,187 for income tax purposes that may be carried forward indefinitely. The foreign NOLs resulted from operations of its European PET resins business. The use of the NOLs is limited to future taxable income of the European PET resins business. For financial reporting purposes, no tax benefit (a deferred tax asset) has been provided for these losses.

8. ENVIRONMENTAL MATTERS

   The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. As discussed in note 1, the Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $11,000 and $25,200 on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $16,000 and $17,500 at December 31, 1998 and 1997, respectively, which are reflected as other noncurrent liabilities in the Company's Consolidated Balance Sheet. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $8,400 to $26,100. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

9. RETIREMENT PLANS

   The Company has defined benefit plans and defined contribution pension plans that cover substantially all employees. The Company also has an employee stock ownership plan (ESOP) covering substantially all domestic employees. The defined contribution plan and the ESOP provide for Company contributions based on the earnings of eligible employees. Expense related to the defined contribution plan amounted to approximately $8,382, $8,014 and $7,481 for the years ended December 31, 1998, 1997 and 1996,respectively. Expense related to the ESOP amounted to approximately $2,279, $2,274 and $2,369 for the years ended December 31, 1998, 1997 and 1996, respectively.

   Benefits under the Wellman International Limited (WIL) and PET Resins-Europe defined benefit plans are based on employees' compensation and length of service, while benefits under defined benefit plans covering domestic employees are based on employees' compensation and length of service or at stated amounts based on length of service. The Company's policy is to fund amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Assets of the domestic plans are invested primarily in equity securities, debt securities and money market instruments. For international plans, assets are invested in insured products. The following table summarizes information on the Company's domestic and foreign defined benefit plans:

                                           Domestic Plans    Foreign Plans
                                           1998     1997     1998     1997
Change in benefit obligation:             -------  -------  -------  -------
  Benefit obligation at beginning of year $36,909  $36,669  $32,464  $34,079
  Contributions . . . . . . . . . .            --       --      159      897
  Service cost. . . . . . . . . . .          (169)    (431)   1,987    1,839
  Interest cost . . . . . . . . . .         2,672    2,559    1,881    2,110
  Actuarial (gain) loss . . . . . .         1,859     (885)    (115)     919
  Benefits paid . . . . . . . . . .        (1,981)  (1,003)    (840)  (2,382)
  Exchange gain (loss). . . . . . .            --       --      745   (4,964)
  Other . . . . . . . . . . . . . .            --       --      (38)     (34)
                                          -------  -------  -------  -------
   Benefit obligation at end of year       39,290   36,909   36,243   32,464
                                          -------  -------  -------  -------
Change in plan assets:
  Fair value of plan assets at
   beginning of year. . . . . . . .        38,288   32,027   48,872   43,719
  Actual return on plan assets. . .         7,501    7,058    3,447   11,765
  Contributions . . . . . . . . . .            70      206      528    2,398
  Benefits paid . . . . . . . . . .        (1,981)  (1,003)    (840)  (2,382)
  Exchange gain (loss). . . . . . .            --       --      935   (6,594)
  Other . . . . . . . . . . . . . .            --       --      (38)     (34)
                                          -------  -------  -------  -------
Fair value of plan assets at end of year   43,878   38,288   52,904   48,872
                                          -------  -------  -------  -------
Funded status . . . . . . . . . . .         4,588    1,379   16,661   16,408
Unrecognized net actuarial loss . .        (9,103)  (7,029) (11,462) (13,238)
Unrecognized prior service cost . .          (839)    (954)      --       --
Unrecognized transition obligation.           180      216      202      192
                                          -------  -------  -------  -------
Prepaid (Accrued) pension cost. . .       $(5,174) $(6,388) $ 5,401  $ 3,362
                                          =======  =======  =======  =======

                                          Domestic Plans    Foreign Plans
                                           1998     1997     1998     1997
Amounts recognized in the statement of
 financial position consist of:
  Prepaid benefit cost. . . . . . .       $    --  $    --  $ 5,401  $ 3,362
  Accrued benefit liability . . . .        (5,174)  (6,388)    (340)      --
  Intangible asset. . . . . . . . .            --       --      340       --
                                          -------  -------  -------  -------
Net amount recognized . . . . . . .      ($ 5,174)($ 6,388) $ 5,401  $ 3,362
                                          =======  =======  =======  =======
Weighted-average assumptions as of December 31:
Domestic Plans
  Discount rate . . . . . . . . . .          7.00%   7.25%       --       --
  Expected return on plan assets. .          9.00%   9.00%       --       --
  Rate of compensation increase . .          3.25%   3.25%       --       --
WIL
  Discount rate . . . . . . . . . .            --      --      5.00%   6.00%
  Expected return on plan assets. .            --      --      5.00%   6.00%
  Rate of compensation increase . .            --      --      3.50%   3.50%
PET Resins - Europe
  Discount rate . . . . . . . . . .            --      --      5.50%   6.00%
  Expected return on plan assets. .            --      --      5.50%   6.00%
  Rate of compensation increase . .            --      --      3.00%   3.00%
Components of net periodic benefit cost:
  Service cost. . . . . . . . . . .      ($   169)($   431) $ 1,987  $ 1,839
  Interest cost . . . . . . . . . .         2,672    2,559    1,881    2,110
  Expected return on plan assets. .        (3,390)  (2,849)  (2,160)  (2,455)
  Net amortization and deferral . .          (257)     (90)  (3,211)    (965)
                                          -------  -------  -------  -------
  Net periodic pension cost (benefit)    ($ 1,144)($   811)($ 1,503) $   529
                                          =======  =======  =======  =======

10.  STOCKHOLDERS' EQUITY

   The Company has stock option plans (the Plans) which authorize the grant of non-qualified stock options (NQSOs). For all options granted in connection with the Plans, the option period extends for 11 years from the date of grant with the shares vesting at 20% per year over the first five years. The exercise price for options granted prior to 1998 is equal to the fair value of the Company's common stock at the date of grant. For options granted after 1997, the exercise price is equal to the average of the highest and lowest sales prices of the Company's common stock over a period of 20 days prior to the date of the grant.

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, any difference between the exercise price of the Company's employee stock options and the market price of the underlying stock on the date of grant is recognized as compensation expense over the vesting period of the options. The alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models for determining compensation expense.

   Pro forma information regarding net earnings and earnings per common share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate of 4.83%, 5.84% and 6.33%; a dividend yield of 1.05%, .95% and .84%;
volatility factors of the expected market price of the Company's common stock of .453, .424 and .433; and a weighted-average expected life of the option of 7 years. The weighted-average fair value of options granted in 1998, 1997 and 1996 was $9.57, $9.21 and $8.62, respectively.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              1998       1997      1996
                                              -----      -----    ------
Pro forma net earnings                       $10,397   $29,051    $25,889
Pro forma basic earnings per common share    $  0.33   $  0.93    $  0.79
Pro forma diluted earnings per common share  $  0.33   $  0.93    $  0.79

   Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until year 2000.

   A summary of the Company's stock option activity and related information for the three years ended December 31, 1998 follows:

                                                                  Weighted
                                                               Average Price
                                                         Shares   Per Share
                                                         ------   ---------
Outstanding December 31, 1995. . . . . . . . . .       2,148,474   $22.54
  Granted. . . . . . . . . . . . . . . . . . . .         643,900    17.00
  Exercised. . . . . . . . . . . . . . . . . . .         (49,386)   17.44
  Cancelled. . . . . . . . . . . . . . . . . . .         (31,490)   25.32
                                                       ---------   ------
Outstanding December 31, 1996. . . . . . . . . .       2,711,498   $21.28
  Granted. . . . . . . . . . . . . . . . . . . .           8,000    18.94
  Exercised. . . . . . . . . . . . . . . . . . .         (25,050)   18.06
  Cancelled. . . . . . . . . . . . . . . . . . .        (244,120)   22.20
                                                       ---------   ------
Outstanding December 31, 1997. . . . . . . . . .       2,450,328   $21.22
  Granted. . . . . . . . . . . . . . . . . . . .         447,000    18.81
  Exercised. . . . . . . . . . . . . . . . . . .         (64,840)   17.52
  Cancelled. . . . . . . . . . . . . . . . . . .        (111,685)   18.51
                                                       ---------   ------
Outstanding December 31, 1998. . . . . . . . . .       2,720,803   $21.02
                                                       =========   ======

   At December 31, 1998, 1997 and 1996, options for 1,742,675, 1,562,685 and
1,326,595 shares, respectively, were exercisable.  At December 31, 1998,

1,593,625 shares were available for future option grants. The following summarizes information related to stock options outstanding at December 31, 1998:

Range of exercise prices                   $17.00 to $19.88  $20.63 to $34.38
                                           ----------------  ----------------
Number outstanding at December 31, 1998           1,672,203         1,048,600
Weighted average remaining contractual life       7.5 years         6.2 years
Weighted average exercise price of
 options outstanding                                 $17.99            $25.86
Number exercisable at December 31, 1998             888,895           853,780
Weighted average exercise price of
 options exercisable                                 $17.95            $26.10

   In February 1998, the Company adopted and in May, 1998 the stockholders approved a deferred compensation and restricted stock plan ("Restricted Stock Plan"). Pursuant to the Restricted Stock Plan, certain officers, directors and managers of the Company are required to defer a certain portion of their compensation and may elect to defer additional compensation which is exchanged for restricted stock. Shares granted are subject to certain restrictions on transferability. The exercise price for restricted stock awards granted in 1998 was 85% of the average of the highest and lowest sales prices of the common stock on the date the Plan was approved by the stockholders and on each of the 15 business days before and after that date. A total of 1,000,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. During 1998, participants purchased 53,738 shares of common stock at a price of approximately $20.81 per share. Also, upon termination of the Directors Retirement and Deferred Compensation Plans during 1998, directors elected to rollover amounts under these plans to the Restricted Stock Plan resulting in the issuance of 59,441 shares of common stock. The amount of non-cash compensation expense associated with purchases during 1998 was not material.

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

11.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted
earnings per share:                          1998       1997       1996
                                            ------    -------     ------
Numerator for basic and diluted
 earnings per share:
  Net Income                               $ 11,681   $ 30,355   $ 26,529
                                           ========   ========   ========
Denominator:
  Denominator for basic earnings per
   share - weighted average shares           31,178     31,120     32,649
  Effect of dilutive securities:
    Employee stock options                      213        149        125
                                           --------   --------   --------
  Denominator for diluted earnings per
   share - adjusted weighted average share   31,391     31,269     32,774
                                           ========   ========   ========
Basic earnings per share                   $   0.37   $   0.98   $   0.81
                                           ========   ========   ========
Diluted earnings per share                 $   0.37   $   0.97   $   0.81
                                           ========   ========   ========

12.  COMMITMENTS AND CONTINGENCIES

   Approximate minimum rental commitments under noncancelable leases (principally for buildings and equipment) during each of the next five years and thereafter are as follows: 1999 - $6,031; 2000 - $5,816; 2001 - $5,240;
2002 - $4,167; 2003 - $3,186 and thereafter - $3,699.

   Rent expense for cancelable and noncancelable operating leases was $8,282, $6,232 and $6,059 for the years ended December 31, 1998, 1997 and 1996, respectively.

   The Company has made certain commitments to expand its polyester production capacity, including the construction of its Pearl River Plant in Mississippi, with the first stage operational in January 1999. The anticipated capitalized cost, including interest, to complete this facility at December 31, 1998, is approximately $70,000.

   See notes 6 and 8 for information related to the outstanding letters of credit and environmental matters, respectively.

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters will not have a material adverse effect, if any, on the Company's consolidated financial position or results of operations.

13.  FINANCIAL INSTRUMENTS

   The Company has entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $21,800 at December 31, 1998 and 1997 in order to reduce the related impact of foreign currency translation adjustments. The Company has designated these contracts as a hedge of a net investment in a foreign entity.

   The Company entered into forward foreign currency contracts to exchange U.S. dollars for German marks with an aggregate notional amount of $3,100 and $12,600 at December 31, 1998 and 1997, respectively. These contracts are designed to reduce (hedge) the impact of foreign currency fluctuations relative to fixed asset purchase commitments and have maturity dates ranging from January 1999 through July 1999.

   The Company's European businesses utilize foreign currency debt and forward currency contracts to hedge certain of their accounts receivable and accounts payable denominated in other foreign currencies. The notional amount of such contracts was $17,800 and $15,500 at December 31, 1998 and 1997, respectively.

Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency and interest rate contracts described above and in note 6 and temporary cash investments and trade accounts receivable. The counterparties to the contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties. The Company places its temporary cash investments with high credit quality institutions. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

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

   The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997:

                                     1998                      1997
                               ------------------      -------------------
                               Carrying      Fair      Carrying      Fair
                                Amount      Value       Amount       Value
                               --------     -----      --------      -----
Nonderivatives
  Cash and cash equivalents   $      0    $      0     $      0    $      0
  Accounts receivable          101,420     101,420      126,106     126,106
  Accounts payable              64,013      64,013       73,070      73,070
  Borrowing arrangements       556,548     558,748      394,753     398,953
Derivatives-receive (pay):
  Interest rate instruments       (275)    (15,866)         (91)    (14,152)
  Forward foreign currency
   contracts                      (414)       (489)         322        (893)
  Equity-linked investment       1,494       1,494        2,131       2,131

14. OPERATING SEGMENTS AND GEOGRAPHIC AREAS

   The Company's operations are classified into three principal reportable segments that provide different products or services. The Company's three reportable business segments are managed separately based on fundamental differences in their operations.

   The Fibers Group produces Fortrel(R) textile fibers, which currently represent approximately 60% of the Company's fiber production. These fibers are used in apparel and home furnishings and are produced from two chemical raw materials, PTA and MEG. The other 40% of fiber production, primarily fiberfill and carpet fibers, is manufactured by the Recycled Products Group from recycled raw materials, including postindustrial fiber, resin and film materials and postconsumer PET soft drink bottles. The Company's PET resins, produced by the Packaging Products Group from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

   Generally, the Company evaluates segment profit on the basis of operating profit less certain charges for research and development costs, administrative costs and amortization expense. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in note 1.

                                            Recycled   Packaging
                                 Fibers     Products    Products
            1998                 Group        Group      Group        Total
            ----                --------    --------    --------    --------
Revenues. . . . . . . . . . .   $355,365   $365,540   $247,103   $  968,008
Segment profit (1). . . . . .     27,960     18,395      7,776       54,131
Assets. . . . . . . . . . . .    432,550    306,479    287,438    1,026,467
Restructuring charge. . . . .        590      5,439        832        6,861
Amortization and depreciation     33,275     19,494     17,983       70,752
Capital Expenditures. . . . .     91,468     20,384    111,524      223,376

           1997
          -----

Revenues. . . . . . . . . . .    419,363    386,222    277,603    1,083,188
Segment profit (loss) (1) . .     52,438     40,160    (13,447)      79,151
Assets. . . . . . . . . . . .    473,643    286,396    292,465    1,052,504
Restructuring charges . . . .          0      2,894      4,575        7,469
Amortization and depreciation     33,048     19,796     19,521       72,365
Capital expenditures. . . . .     80,232     10,195    130,760      221,187

                                            Recycled   Packaging
                                 Fibers     Products    Products
            1996                 Group        Group      Group        Total
            ----                --------    --------    --------    --------
Revenues. . . . . . . . . . .    450,577    372,883    275,344    1,098,804
Segment profit (loss) (1) . .     62,480     13,635     (6,087)      70,028
Assets. . . . . . . . . . . .    503,648    307,294    239,591    1,050,533
Amortization and depreciation     34,055     18,872     15,018       67,945
Capital expenditures. . . . .     26,976     12,287     86,746      126,009

(1) Segment profit (loss) includes administrative expenses, and corporate research and development costs.

   Following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                           1998         1997       1996
                                           ----         ----       ----
Segment Profit
  Total for reportable segments. . .   $   54,131  $   79,151  $   70,028
  Unallocated Corporate income (expense)    2,741      (2,369)     (1,904)
  Interest Expense, Net. . . . . . .       (8,302)    (12,160)    (13,975)
  Loss on Cancellation of Fixed Rate
   Financial Instrument. . . . . . .      (23,314)         --          --
  Restructuring charge . . . . . . .       (6,861)     (7,469)         --
  Loss on Sales of Subsidiary. . . .           --      (5,963)         --
                                       ----------  ----------  ----------
  Earnings Before Income Taxes . . .   $   18,395  $   51,190  $   54,149
                                       ==========  ==========  ==========
Assets
  Total for reportable segments. . .   $1,026,467  $1,052,504  $1,050,533
  Corporate Assets (1) . . . . . . .      467,014     266,721     153,416
                                       ----------  ----------  ----------
  Total Assets . . . . . . . . . . .   $1,493,481  $1,319,225  $1,203,949
                                       ==========  ==========  ==========

(1) Corporate assets include prepaid expenses, construction in progress and other assets not allocated to the segments.

Net sales and operating income (loss) for the years ended December 31, 1998, 1997 and 1996 and long-lived assets at the end of each year, classified by the major geographic areas in which the company operates, are as follows:

                                          1998         1997        1996
                                          ----         ----        ----
Net sales
  U.S. . . . . . . . . . . . . . . .   $  809,054  $  898,787  $  885,193
  Europe . . . . . . . . . . . . . .      158,954     184,401     213,611
                                       ----------  ----------  ----------
                                          968,008   1,083,188   1,098,804
Operating Income (Loss)
  U.S. . . . . . . . . . . . . . . .       37,837      74,389      83,390
  Europe . . . . . . . . . . . . . .       12,174      (5,076)    (15,266)
                                       ----------  ----------  ----------
                                           50,011      69,313      68,124
Long-lived Assets
  U.S. . . . . . . . . . . . . . . .      862,938     703,546     535,324
  Europe . . . . . . . . . . . . . .       54,236      50,934      62,304
                                       ----------  ----------  ----------
                                       $  917,174  $  754,480  $  597,628
                                       ==========  ==========  ==========

Revenues are attributed to countries based on the location where the products were produced.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

   Quarterly financial information for the years ended December 31, 1998 and 1997 is summarized as follows:

-----------------------------------------------------------------------------
                      March 31,   June 30,  Sept. 30,  Dec. 31,     Total
Quarter ended           1998       1998      1998       1998(1)     1998
-----------------------------------------------------------------------------

Net sales            $263,073   $261,268   $237,025   $206,642   $  968,008
Gross profit           42,225     43,502     31,773     12,790      130,290
Net earnings (loss)    12,711     14,412      7,688    (23,130)      11,681
Basic net earnings (loss)
 per common share    $   0.41   $   0.46   $   0.25   $  (0.74)  $     0.37
Diluted net earnings (loss)
 per common share    $   0.41   $   0.46   $   0.25   $  (0.74)  $     0.37

-----------------------------------------------------------------------------
                     March 31,   June 30,  Sept. 30,    Dec. 31,      Total
Quarter ended          1997      1997(2)     1997       1997(3)       1997
-----------------------------------------------------------------------------

Net sales            $255,148   $279,211   $264,682   $284,147   $1,083,188
Gross profit           39,129     41,278     38,041     38,222      156,670
Net earnings            8,727      5,301      9,775      6,552       30,355
Basic net earnings
 per common share    $   0.28   $   0.17   $   0.31   $   0.21    $    0.98
Diluted net earnings
 per common share    $   0.28   $   0.17   $   0.31   $   0.21    $    0.97

(1) Quarterly net earnings reflect a pretax restructuring charge of $6,861, a loss of $23,314 on the cancellation of a fixed rate financial instrument, and $8,639 of lower of cost or market inventory adjustments, which in total decreased net earnings by approximately $24,600 ($0.79 per diluted share).
(2) Quarterly net earnings reflect a pretax restructuring charge of $7,469 which decreased net earnings by approximately $4,300 ($0.14 per diluted share).
(3) Quarterly net earnings reflect a pretax charge of $5,963 related to the sale of a subsidiary which was partially offset by a gain from an insurance reimbursement at the Company's Irish fiber operation.
     This charge decreased net earnings by approximately $3,800 ($0.12 per diluted share).

REPORT OF INDEPENDENT AUDITORS
Board of Directors
Wellman, Inc.

   We have audited the accompanying consolidated balance sheets of Wellman, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. We did not audit the financial statements and schedules of a wholly owned subsidiary of the Company, which statements reflect total assets constituting 6% in 1998 and 1997 and total revenues constituting 11% in 1998, 10% in 1997 and 10% in 1996 of the related consolidated totals. Those financial statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly owned subsidiary, is based solely on the report of other auditors.

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

   In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                  ERNST & YOUNG LLP

Charlotte, North Carolina

February 15, 1999

                                     SCHEDULE II

                          VALUATION AND QUALIFYING ACCOUNTS
                      Years Ended December 31, 1998, 1997 and 1996
                                   (In thousands)


                        Balance at   Charged to                      Balance
                        Beginning    Costs and                       at End
       Description       of Year     Expenses   Other    Deductions  of Year
       -----------      ---------    --------   -----    ----------  -------
Allowance for doubtful
 accounts receivable:

Year ended
   December 31, 1998     $5,229     $    -   $  (80)     $  965(b)   $4,184
                         ======     ======   ======      ======      ======

  Year ended
   December 31, 1997     $2,611     $2,187   $  824(c)   $  393(b)   $5,229
                         ======     ======   ======      ======      ======

  Year ended
   December 31, 1996     $5,335     $1,813   $ (961)(a)  $3,576(b)   $2,611
                         ======     ======   ======      ======      ======

(a) Purchase accounting adjustments of approximately ($930) in 1996 related to the acquisition of the Company's Netherlands-based PET Resins business.

(b)  Accounts written off.

(c)  Primarily recovery of accounts previously written off.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------  ---------------------------------------------------------------

   None.



                                 PART III
Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

   "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance and Other Information" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 are hereby incorporated by reference herein.

Item 11.  Executive Compensation
-------   ----------------------

   "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

   "Introduction" and "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 are hereby incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

   "Compensation of Directors and Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 is hereby incorporated by reference herein.

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

Exhibit Number        Description
--------------        -----------

  3(a)(1) Restated Certificate of Incorporation (Exhibit 3.1 of the Company's Registration Statement on Form S-1, File No. 33-13458, refiled as Exhibit 3(a)(1) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

  3(a)(2) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 3(a)(2) of the Company's Registration Statement on Form S-4, File No. 33-31043, refiled as Exhibit 3(a)(2) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

  3(a)(3) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 28 of the Company's Registration Statement on Form S-8, File No. 33-38491, refiled as Exhibit 3(a)(3) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

  3(a)(4) Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 3(a)(4) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

  3(b) By laws, as amended (Exhibit 3(b) of the Company's Form 10-K for the year ended December 31, 1993 incorporated by reference herein)

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

Executive Compensation Plans and Arrangements
---------------------------------------------

10(a) Wellman, Inc. 1985 Amended and Restated Incentive Stock Option Plan (Exhibit 4 of the Company's Registration Statement on Form S-8/S-3, File No. 33-54077, incorporated by reference herein)

10(b)(1) Employment Agreement dated as of January 1, 1990 between the Company and Thomas M. Duff (Exhibit 10(b)(1) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(b)(2) Third Amendment to Employment Agreement dated as of January 1, 1997 between the Company and Thomas M. Duff (Exhibit 10(a) of the Company's Form 10-Q for the quarter ended March 31, 1997 incorporated by reference herein)

10(c) Employment Agreement dated as of December 1, 1994 between the Company and Clifford J. Christenson (Exhibit 10(c) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(d) Employment Agreement dated as of December 1, 1994 between the Company and Keith R. Phillips (Exhibit 10(e) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(e) Employment Agreement dated as of December 1, 1994 between the Company and James P. Casey (Exhibit 10(f) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(f) Employment Agreement dated as of May 21, 1996 between the Company and John R. Hobson (Exhibit 10(a) of the Company's Form 10-Q for the period ended June 30, 1996 incorporated by reference herein)

10(g) Directors Stock Option Plan dated as of December 2, 1991, as amended

10(h) Management Incentive Compensation Plan, as amended (Exhibit 10(h) of the Company's Form 10-K for the year ended December 31, 1997 incorporated by reference herein)

10(i) Summary of Executive Life Insurance Plan (Exhibit 10.22 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

10(j) Description of Directors' Restricted Stock Plan (Exhibit 10(k) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(k) Directors Deferred Compensation Plan (Exhibit 10(l) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(l) Amended and Restated Directors' Retirement Plan (Exhibit 10(m) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(m) Executive Retirement Restoration Plan (Exhibit 10(a) of the Company's Form 10-Q for the quarter ended June 30, 1998 incorporated by reference herein)

10(n) Wellman, Inc. 1997 Stock Option Plan (Exhibit 10(b) of the Company's Form 10-Q for the quarter ended June 30, 1997 incorporated by reference herein)

10(o)     Deferred Compensation and Restricted Stock Plan, as amended

Other Material Agreements
-------------------------
10(p) Trademark Assignment and License, dated January 28, 1988, by and among FI, HCC and Celanese (Exhibit 10.14 of FI's Registration Statement on Form S-1, File No. 33-20626, incorporated herein by reference)

10(q) Inducement Agreement dated April 16, 1996, by and among Wellman of Mississippi, Inc., the Mississippi Department of Economic and Community Development acting for and on behalf of the State of Mississippi, the Mississippi Business Financial Corporation and certain other parties (Exhibit 10(u) of the Company's Form 10-K for the year ended December 31, 1996 incorporated by reference herein)

21        Subsidiaries
23(a)     Consent of Ernst & Young LLP
23(b)     Consent of KPMG
27(a)     Financial Data Schedule
27(b)     Restated Financial Data Schedules
27(c)     Restated Financial Data Schedules
28(a)     Report of KPMG

  (b)     Reports on Form 8-K
          -------------------

          The Company filed a Current Report on From 8-K pursuant to Item 5 "Other Events," dated October 28, 1998, containing a press release by the Company reporting its third-quarter and year-to-date 1998 earnings.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                     WELLMAN, INC.

                                    /s/ Thomas M. Duff
                                     ------------------------------
                                     President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 1999.

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

/s/ Clifford J. Christenson   Director
--------------------------
Clifford J. Christenson

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