Form 10-K/A
period 1998-12-31
WELLMAN INC
filed 1999-04-20
CIK 812708

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                    FORM 10-K/A
(Mark one)

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

                                SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 20, 1999.

                                     WELLMAN, INC.


                                     /s/ Mark J. Rosenblum
                                     ------------------------------
                                     Mark J. Rosenblum
                                     Vice President