Form 10-Q
period 1999-03-31
WELLMAN INC
filed 1999-05-12
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

     As of May 3, 1999, there were 31,405,078 shares of the registrant's common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

      Condensed Consolidated Statements of Income -
       For the three months ended March 31, 1999 and 1998 . . . . . .    3

      Condensed Consolidated Balance Sheets -
       March 31, 1999 and December 31, 1998 . . . . . . . . . . . . .    4

      Condensed Consolidated Statements of Stockholders' Equity
       For the three months ended March 31, 1999 and the
       year ended December 31, 1998 . . . . . . . . . . . . . . . . .    5

      Condensed Consolidated Statements of Cash Flows -
       For the three months ended March 31, 1999 and 1998 . . . . . .    6

      Notes to Condensed Consolidated Financial Statements. . . . . .  7 - 10

   ITEM 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . . . . . . . . 11 - 17

PART II - OTHER INFORMATION

   ITEM 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

                                   WELLMAN, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                            --------------
                                                            1999      1998
                                                           ------    ------
Net sales. . . . . . . . . . . . . . . . . . . . . . .    $218,891  $263,073

Cost of sales. . . . . . . . . . . . . . . . . . . . .     194,074   220,848
                                                          --------  --------
Gross profit . . . . . . . . . . . . . . . . . . . . .      24,817    42,225

Selling, general and
 administrative expenses . . . . . . . . . . . . . . .      18,672    19,346
                                                          --------  --------

Operating income . . . . . . . . . . . . . . . . . . .       6,145    22,879

Interest expense, net  . . . . . . . . . . . . . . . .       3,332     2,378
                                                          --------  --------
Earnings before income taxes and cumulative effect of
 accounting change . . . . . . . . . . . . . . . . . .       2,813    20,501

Income taxes . . . . . . . . . . . . . . . . . . . . .       1,027     7,790
                                                          --------  --------

Earnings before cumulative effect of accounting change       1,786    12,711

Cumulative effect of accounting change, net of tax . .       1,769        --
                                                          --------  --------

Net income . . . . . . . . . . . . . . . . . . . . . .    $     17  $ 12,711
                                                          ========  ========

Basic and diluted net earnings per common share:

  Income before cumulative effect of accounting change    $   0.06  $   0.41

  Cumulative effect of accounting change . . . . . . .       (0.06)       --
                                                          --------  --------

  Net income . . . . . . . . . . . . . . . . . . . . .    $   0.00  $   0.41
                                                          ========  ========











            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                    March 31,    December 31,
                                                      1999           1998
                                                   ----------    ------------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . .   $       --     $       --
  Accounts receivable, less allowance of $3,992
   in 1999 and $4,184 in 1998. . . . . . . . . .      110,384        101,420
  Inventories. . . . . . . . . . . . . . . . . .      181,827        183,883
  Prepaid expenses and other current assets. . .        9,153         18,959
                                                   ----------     ----------
     Total current assets. . . . . . . . . . . .      301,364        304,262
Property, plant and equipment, at cost:
  Land, buildings and improvements . . . . . . .      118,847        107,730
  Machinery and equipment. . . . . . . . . . . .      887,608        766,153
  Construction in progress . . . . . . . . . . .      327,621        437,084
                                                   ----------     ----------
                                                    1,334,076      1,310,967
  Less accumulated depreciation. . . . . . . . .      408,124        396,109
                                                   ----------     ----------
     Property, plant and equipment, net. . . . .      925,952        914,858
Cost in excess of net assets acquired, net . . .      258,854        262,089
Other assets, net. . . . . . . . . . . . . . . .        8,860          9,956
                                                   ----------     ----------
                                                   $1,495,030     $1,491,165
                                                   ==========     ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .   $   58,106     $   64,013
  Accrued liabilities. . . . . . . . . . . . . .       28,629         40,895
  Current portion of long-term debt. . . . . . .      506,216        145,869
                                                   ----------     ----------
     Total current liabilities . . . . . . . . .      592,951        250,777
Long-term debt . . . . . . . . . . . . . . . . .       80,490        410,679
Deferred income taxes and other liabilities. . .      187,370        186,455
                                                   ----------     ----------
     Total liabilities . . . . . . . . . . . . .      860,811        847,911
Stockholders' equity:
  Common stock, $0.001 par value; 55,000,000
   shares authorized, 33,898,493 shares issued
   in 1999, 33,816,212 in 1998 . . . . . . . . .           34             34
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued . . . . .           --             --
  Paid-in capital. . . . . . . . . . . . . . . .      238,727        237,810
  Accumulated other comprehensive income (loss).       (2,030)         5,133
  Retained earnings. . . . . . . . . . . . . . .      447,012        449,801
  Less common stock in treasury at cost:
   2,500,000 shares. . . . . . . . . . . . . . .      (49,524)       (49,524)
                                                   ----------     ----------
     Total stockholders' equity. . . . . . . . .      634,219        643,254
                                                   ----------     ----------
                                                   $1,495,030     $1,491,165
                                                   ==========     ==========

            See notes to condensed consolidated financial statements.

                                               WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (In thousands)

                                     COMMON                   ACCUMULATED
                                  STOCK ISSUED                   OTHER
                                 ---------------    PAID-IN  COMPREHENSIVE RETAINED TREASURY
                                 SHARES   AMOUNT    CAPITAL  INCOME (LOSS) EARNINGS   STOCK     TOTAL
                                 ------   ------    -------    ----------  --------  -------    -----
 Balance at December 31, 1997 .  33,638    $34      $234,179    $   372   $449,373 $(49,524) $634,434
 Net earnings . . . . . . . . .                                             11,681             11,681
 Currency translation
  adjustments . . . . . . . . .                                   4,761                         4,761
                                                                                             --------
 Total comprehensive income . .                                                                16,442
 Cash dividends ($0.36 per
  share). . . . . . . . . . . .                                            (11,253)           (11,253)
 Exercise of stock options. . .      65                1,136                                    1,136
 Issuance of restricted stock .     113                2,352                                    2,352
 Tax effect of exercise of
  stock options . . . . . . . .                          143                                      143
                                 ------    ---      --------    -------   -------- --------  --------
 Balance at December 31, 1998 .  33,816    $34      $237,810    $ 5,133   $449,801 $(49,524) $643,254
 Net earnings . . . . . . . . .                                                 17                 17
 Currency translation
  adjustments . . . . . . . . .                                  (7,163)                       (7,163)
                                                                                             --------
 Total comprehensive loss . . .                                                                (7,146)
 Cash dividends ($0.09 per
  share). . . . . . . . . . . .                                             (2,806)            (2,806)
 Issuance of restricted stock .      82                  917                                      917
                                 ------    ---      --------    -------   -------- --------  --------
 Balance at March 31, 1999. . .  33,898    $34      $238,727    $(2,030)  $447,012 $(49,524) $634,219
                                 ======    ===      ========    =======   ======== ========  ========

                     See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (In thousands)

                                                       1999           1998
                                                       ----           ----
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . .  $     17       $ 12,711
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation  . . . . . . . . . . . . . . . . .    15,021         15,703
    Amortization  . . . . . . . . . . . . . . . . .     2,187          2,184
    Deferred income taxes . . . . . . . . . . . . .       432          2,710
    Changes in assets and liabilities . . . . . . .   (15,818)       (35,590)
                                                     --------        -------

  Net cash provided by (used in) operating
   activities . . . . . . . . . . . . . . . . . . .     1,839         (2,282)
                                                     --------        -------
Cash flows from investing activities:
  Additions to property, plant and equipment. . . .   (31,584)      ( 52,912)
                                                     --------        -------

  Net cash used in investing activities . . . . . .   (31,584)      ( 52,912)
                                                      -------        -------
Cash flows from financing activities:
  Borrowings under long-term debt, net. . . . . . .    31,670         57,913
  Dividends paid on common stock. . . . . . . . . .    (2,806)        (2,794)
  Issuance of restricted stock. . . . . . . . . . .       917             --
  Exercise of stock options . . . . . . . . . . . .        --             85
                                                      -------        -------

  Net cash provided by financing
   activities . . . . . . . . . . . . . . . . . . .    29,781         55,204
                                                      -------        -------
Effect of exchange rate changes on cash
 and cash equivalents . . . . . . . . . . . . . . .       (36)           (10)
                                                      -------        -------

Increase (decrease) in cash and cash equivalents. .         0              0
Cash and cash equivalents at beginning of period. .         0              0
                                                      -------        -------

Cash and cash equivalents at end of period. . . . .  $      0       $      0
                                                     ========       ========

Supplemental cash flow data:
  Cash paid (received) during the period for:
    Interest (net of amounts capitalized) . . . . .  $  2,996       $  2,959
    Income taxes paid (received). . . . . . . . . .  $(10,220)      $     74
  Non-cash investing activities financed
   through government grants. . . . . . . . . . . .  $     35       $  1,522



           See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Information for the three months ended
                      March 31, 1999 and 1998 is unaudited)
                                  (In thousands)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

    The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc.'s (which, together with its subsidiaries, is herein referred to as the "Company") annual report on Form 10-K for the year ended December 31, 1998.

    Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

2.  EARNINGS PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                          Three Months Ended
                                                               March 31,
                                                            1999      1998
                                                           ------    ------
Numerator for basic and diluted earnings per share:
  Earnings before cumulative effect of
   accounting change. . . . . . . . . . . . . . .         $ 1,786    $12,711
  Cumulative effect of accounting change. . . . .           1,769         --
                                                          -------    -------
  Net income. . . . . . . . . . . . . . . . . . .         $    17    $12,711
                                                          =======    =======
Denominator:
  Denominator for basic earnings per share -
   weighted-average shares. . . . . . . . . . . .          31,203     31,139
  Effect of dilutive securities:
    Employee stock options and restricted stock .             128        186
                                                          -------    -------
  Denominator for diluted earnings
   per share-adjusted weighted average shares . .          31,331     31,325
                                                          =======    =======
Basic and diluted net earnings per common share:
  Income before cumulative effect of accounting change    $  0.06    $  0.41
  Cumulative effect of accounting change. . . . .           (0.06)        --
                                                          -------    -------
  Net income. . . . . . . . . . . . . . . . . . .         $  0.00    $  0.41
                                                          =======    =======

3.  INVENTORIES

    Inventories consist of the following:

                                        March 31,          December 31,
                                          1999                 1998
                                         --------            ---------
    Raw materials. . . . . . . . . . .   $ 68,504            $ 66,580
    Finished and semi-finished goods .    100,280             103,840
    Supplies . . . . . . . . . . . . .     13,043              13,463
                                         --------            --------
                                         $181,827            $183,883
                                         ========            ========

4.  SUMMARY OF ACCOUNTING CHANGES

    Effective January 1, 1999, the Company adopted the AICPA's Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP have been reported as a cumulative effect of an accounting change. The effect of the change was to decrease net income in the first quarter of 1999 by $1,769, or $0.06 per diluted share.

    In the first quarter of 1999, the effect of the change on income before the cumulative effect of the accounting change was not material.

    In the fourth quarter of 1998, the Company extended the estimated useful lives of certain assets of its Palmetto facility to reflect time periods more consistent with actual historical experience and anticipated utilization of the assets. The effect of the change was a decrease in depreciation expense of approximately $1,450 in the first quarter of 1999.

5.  RESTRUCTURING CHARGES

                           1998 Restructuring
                           ------------------

    In the fourth quarter of 1998, the Company adopted a restructuring plan to consolidate and lower the overall operating costs of the business units in the Recycled Products Group. In connection with this plan, the Company closed the operations of a leased manufacturing facility in New Jersey and a sales office in England. The Company recorded a pretax charge of $6,861 in its fourth quarter of 1998, which included a $3,738 write-off of equipment and other assets to be sold or scrapped; a $1,717 accrual primarily for the removal and dismantling of the equipment and restoration of the leased facility to its original state; and a $1,406 accrual for the termination benefits of approximately 88 employees. Total costs associated with the New Jersey facility and the sales office in England were $4,371 and $827, respectively.

    The following represents changes in the accruals since December 31, 1998:

                                         Termination        Accrual for
                                           Benefits        Other Expenses
                                          -----------      --------------
Accrual at December 1998. . . . . . . .     $1,406             $1,717
Cash payments in first quarter 1999 . .       (830)            (1,074)
                                            ------             ------
Accrual balance at March 31, 1999. . .      $  576             $  643
                                            ======             ======

The remaining activity associated with the 1998 restructuring is expected to be completed during 1999.

                              1997 Restructuring
                              ------------------

    During the second quarter of 1997, the Company adopted a restructuring plan designed to reduce costs and enhance the overall competitiveness of its European operations. In connection with this plan, the Company recorded a pretax charge of $7,469 during its second quarter of 1997. This consisted of restructuring costs of $10,469, less a previously recorded $3,000 charge to cost of goods sold to provide for inventory losses related to the Company's take-or-pay supply arrangement entered into as part of the acquisition of its Netherlands-based PET resins business in 1995. Approximately $6,375 of the restructuring charge was an accrual for estimated costs to modify certain supply and service agreements at the Company's Netherlands-based PET resins business. The restructuring accrual also included $3,594 of termination benefits for 65 employees at its recycled fiber operation in Ireland and the PET resins business. The following represents changes in the accruals since December 31, 1998:

                              Modification of  Termination
                                 Agreements      Benefits      Total
                              --------------   -----------     -----
Accrual balance at
 December 31, 1998 . . . . . .     $  163       $  698         $ 861

Cash payments. . . . . . . . .         (4)        (160)         (164)
                                   ------       ------         -----
Accrual balance at March 31, 1999  $  159       $  538         $ 697
                                   ======       ======         =====

The remaining activity associated with the 1997 restructuring is expected to be completed during 1999.

6.  COMMITMENTS AND CONTINGENCIES

    The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $11,000 and $25,200. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $16,000 at March 31, 1999 and December 31, 1998, which are reflected as other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from $8,900 to $27,000. These non-capital and capital expenditures are estimated to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

    The Company has entered into commitments to purchase raw material in the ordinary course of its trade or business. The minimum payments under these commitments approximate $19,000 per year. The commitments extend for varying periods up to 10 years and, in general, the prices are not in excess of current market prices.

7.  COMPREHENSIVE INCOME (LOSS)

    Accumulated other comprehensive income (loss) is comprised of foreign currency translation. There is no provision for U.S. federal and state income taxes on the earnings that are permanently invested and on the related translation adjustments. Comprehensive income (loss) was $(7,146) and $9,867 for the quarter ended March 31, 1999 and 1998, respectively.

8.  SEGMENT INFORMATION

    The Company's operations are classified into three principal reportable segments that provide different products or services. The Company's three reportable business segments are managed separately based on fundamental differences in their operations.

    Generally, the Company evaluates segment profit on the basis of operating profit less certain charges for research and development costs, administrative costs, and amortization expenses. The accounting policies are the same as those described in the Company's most recently filed Form 10-K.

                                            Recycled     Packaging
                                   Fibers   Products     Products
                                   Group     Group        Group       Total
                                   -----     -----        -----       ------
Three months ended March 31, 1999
---------------------------------
Revenues. . . . . . . . . . . .  $ 74,285   $ 82,041    $ 62,565   $  218,891
Segment profit (loss) . . . . .     2,439      4,133        (427)       6,145
Assets (1). . . . . . . . . . .   413,666    285,620     450,429    1,149,715

    (1) Assets for the Packaging Products Group increased by approximately $163,000 at March 31, 1999 compared to the amount reported in the December 31, 1998 Form 10-K, primarily due to the commencement of operations of the first of two resin production lines at the Company's Pearl River facility in the first quarter of 1999.

Three months ended March 31, 1998
---------------------------------
Revenues. . . . . . . . . . . .  $100,057   $104,605     $58,411     $263,073
Segment profit (loss) . . . . .    12,223     10,965        (309)      22,879

Following are reconciliations to corresponding totals in the condensed consolidated financial statements:

                                                        Three Months Ended
                                                            March 31,
                                                      1999             1998
                                                      ----             ----
Total for reportable segments . . . . . . . . .    $    6,145        $22,879
Interest expense, net . . . . . . . . . . . . .        (3,332)        (2,378)
                                                   ----------        -------
Earnings before income taxes and cumulative
 effect of accounting change. . . . . . . . . .    $    2,813        $20,501
                                                   ==========        =======
Assets
Total for reportable segments . . . . . . . . .    $1,149,715
Corporate assets  . . . . . . . . . . . . . . .       345,315
                                                   ----------
                                                   $1,495,030
                                                   ==========

                                 WELLMAN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    The Company is principally engaged in the manufacture and marketing of high-quality polyester products, including Fortrel(R) brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear(R) brand PET packaging resins. The Company currently has annual capacity to manufacture approximately 1.1 billion pounds of fiber and 845 million pounds of resins worldwide at six major production facilities in the United States and Europe. The Company is also the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in its manufacturing operations.

    The Company plans to substantially increase its polyester fiber and PET resins production capacity through the construction of its new, state-of-the-art Pearl River Plant in Mississippi. This facility commenced operation of the first of three production lines, a PET resin line, in the first quarter of 1999. The second PET resin line is scheduled to commence operation in the second quarter of 1999. See "Outlook" below.

    The Fibers Group produces Fortrel(R) textile fibers, which currently represent approximately 60% of the Company's fiber production. These fibers are used in apparel and home furnishings and are produced from two chemical raw materials, PTA and MEG. The other 40% of fiber production, primarily fiberfill and carpet fibers, is manufactured by the Recycled Products Group
(RPG) from recycled raw materials, including postindustrial fiber, resin and film materials and postconsumer PET soft drink bottles. The Company's PET resins, produced by the Packaging Products Group (PPG) from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

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

    The Company's profitability is primarily determined by its raw material margins (the difference between product selling prices and raw material costs). Both fiber and resin raw material margins experience increases or decreases primarily based on selling price and raw material cost changes, which stem from supply and demand factors and competitive conditions. Given the Company's substantial unit volumes, the impact of selling price and raw material cost changes are significant.

    Supply, demand, prices and raw material costs each may be affected by global economic and market conditions, export activity, and the prices of competing materials. Recent and contemplated changes in ownership of certain fiber and resin competitors have had a destabilizing influence in the Company's markets.

RESTRUCTURING

    See note 5 to the condensed consolidated financial statements for information about recently adopted restructuring plans and details of charges to the accruals since December 31, 1998.

    Benefits derived in the first quarter 1999 from the 1998 restructuring are estimated to be approximately $1.3 million.

RESULTS OF OPERATIONS

    Net sales for the three months ended March 31, 1999 decreased 16.8% to $218.9 million from $263.1 million for the three months ended March 31, 1998. This decrease was primarily the result of reductions in worldwide polyester fiber selling prices. The economic and financial troubles in the Far East that began in 1997 have resulted in significant increases in fiber imports from that region and intense price pressure on worldwide fiber markets. The domestic PET resins market has not been impacted by Far East imports. However, selling prices have recently declined due to domestic oversupply and competitive pressures. Net sales for the Fibers Group decreased 25.8% to $74.3 million in the 1999 period from $100.1 million in the 1998 period primarily due to a 27.2% decline in the average selling price per pound of polyester fiber. In addition, polyester fiber unit volumes decreased 5.7%. Net sales for the RPG decreased 21.6% to $82.0 million in the 1999 period from $104.6 million in the 1998 period primarily as a result of lower unit volumes and average selling prices for recycled polyester fiber, which declined 17.8% and 12.3%, respectively. In addition, the RPG experienced a 12.6% decline in net sales in other divisions. Net sales for the PPG increased 7.2% to $62.6 million in the 1999 period from $58.4 million in the 1998 period due to a 40.2% increase in PET resin unit volumes, reflecting strong demand and, to a lesser extent, the first quarter start-up of the first resin production line at the Company's new facility in Mississippi. Higher volumes more than offset a 23.5% decline in the average selling price per pound of PET resin.

    Cost of sales decreased 12.1% to $194.1 million for the three months ended March 31, 1999 from $220.8 million for the three months ended March 31, 1998, primarily due to lower worldwide chemical and recycled raw material costs. As a percentage of sales, however, cost of sales increased to 88.7% in the 1999 period from 83.9% in the 1998 period. As a percentage of sales, cost of sales for the Fibers Group increased 7.1% in the 1999 period compared to the 1998 period, primarily due to lower polyester fiber selling prices, which were partially offset by lower chemical raw material costs. Cost of sales as a percentage of sales for the RPG increased 3.5% in the 1999 period compared to the 1998 period primarily due to lower polyester fiber selling prices and production volumes, which were partially offset by lower recycled raw material costs. As a percentage of sales, cost of sales for the PPG increased 2.0% in the 1999 period versus the 1998 period, primarily due to lower worldwide PET resins selling prices, which were partially offset by lower chemical raw material costs and higher U.S. unit volumes.

    As a result of the foregoing, gross profit for the 1999 period declined 41.2% to $24.8 million in the 1999 period compared to $42.2 million in the 1998 period. The gross profit margin was 11.3% in the 1999 period compared to 16.0% in the 1998 period.

    Selling, general and administrative expenses amounted to $18.7 million, or 8.5% of sales, in the 1999 period compared to $19.3 million, or 7.3% of sales, in the 1998 period. This decrease was primarily due to reduced costs in the worldwide fiber operations.

    As a result of the foregoing, operating income declined 73.1% to $6.1 million in the 1999 period from $22.9 million in the 1998 period.

    Interest expense was $3.3 million in the 1999 period compared to $2.4 million in the 1998 period. The increase is due to a higher level of debt related to the Company's manufacturing operations. A significant portion of interest was capitalized in 1998 and 1999 relating to the construction in progress at the Company's Pearl River facility.

    As a result of the foregoing, earnings for the 1999 period, before the cumulative effect of a change in accounting principle, were $1.8 million, or $0.06 per diluted share. Effective January 1, 1999, the Company adopted the AICPA's Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP have been reported as a cumulative effect of a change in accounting principle. The effect of the change was to decrease net income in the first quarter of 1999 by $1,769, or $0.06 per diluted share.

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

    Demand for domestic PET packaging resins remains relatively strong, and imports are not material. The Company believes continued growing demand may improve both selling prices and profit margins during 1999.

    The first of two 235 million-pound resin production lines at the Company's Pearl River facility came on-line in the first quarter of 1999.
The second resin line is scheduled to commence operation in the second quarter of 1999. As a result, resin unit volumes are expected to increase significantly in 1999. The start-up of the plant's 230 million-pound fiber production line, previously scheduled for the third quarter of 1999, has been temporarily delayed.

    In 1999, the Company's results of operations will also be impacted by certain increased expenses associated with the start-up of the Pearl River Plant. Interest expense and depreciation expense will increase when each production line commences operation. Interest related to the facility incurred prior to operation was capitalized; after operation, interest is expensed. Start-up costs to be incurred and expensed in 1999 are not expected to be material. As a result of the foregoing, costs are expected to increase during 1999.

   In April 1999 the Company announced plans to develop a strategy to improve long-term profitability and stockholder returns. The strategy will be an ongoing process to improve profitability, primarily through improved efficiencies and reduced costs. The Company plans to review all aspects of its operations, including its organizational structure, cost structure and manufacturing processes.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations was $1.9 million for the three months ended March 31, 1999 compared to $2.3 million used in operations for the three months ended March 31, 1998.

    Net cash used in investing activities, comprised solely of capital spending, amounted to $31.6 million in the first three months of 1999 compared to $52.9 million in the first three months of 1998. Management expects to spend between $100 million and $120 million on capital expenditures in 1999, with the majority being spent to complete the construction of the Pearl River facility.

    Net cash provided by financing activities amounted to $29.7 million in the 1999 period compared to $55.2 million in the 1998 period. In 1999, there were net borrowings of $31.7 million compared to $57.9 million in 1998 as a result of the Company's ongoing capital investment program.

    The Company has a senior revolving credit facility which matures in February 2000. As a result, certain amounts previously treated as long-term debt have been classified as current liabilities at March 31, 1999. Management expects to refinance this facility on a long-term basis during the third quarter of 1999.

    The Company's financing agreements contain normal financial and restrictive covenants. Certain subsidiaries have guaranteed substantially all of the Company's indebtedness for borrowed money. The financial resources available to the Company at March 31, 1999 include $240 million under its $330 million revolving credit facility, unused short-term uncommitted lines of credit aggregating approximately $145 million, and internally generated funds. At March 31, 1999 the Company could borrow an additional $199 million without amending the terms of its revolving credit facility.

    During 1998, the SEC declared effective the Company's universal shelf registration statement covering the issuance of up to $400 million of debt and/or equity securities. No securities have been sold from this shelf registration.

    The Company believes these financial resources and other credit arrangements will be sufficient to meet its foreseeable cash needs for working capital, capital expenditures and dividends.

    For information about the Company's derivative financial instruments, see
Item 7A. "Quantitative and Qualitative Disclosure About Market Risk" of the Company's 1998 Form 10-K.

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

    (a) Information systems portfolio: These have been divided into two categories: corporate systems and manufacturing systems. Corporate systems, which consist largely of third-party applications and, to a lesser degree, in-house written applications, include, but are not limited to, human resources/payroll, accounts payable, general ledger, order fulfillment (shipping, receiving, and invoicing), electronic data interchange (EDI), and phone/voice mail. The Company believes all of the vital and critical corporate systems are Year 2000 ready. Manufacturing systems are located at and support manufacturing processes at Company facilities. The Company is currently remediating two manufacturing systems, which are approximately
85% complete, with target completions in the second quarter of 1999. The remaining 45 systems that were classified by the Company as vital and critical have been remediated and are either currently being tested or are scheduled for testing with expected completion dates no later than June 30, 1999.

    (b) Embedded systems: These include items such as programmed logic controllers, drives, and process controllers. Based on its assessment, the Company believes that approximately 90% of its embedded systems have no date-related issues. The remaining 10% of the Company's embedded systems are in the process of being tested or remediated. Of the 10%, the Company has completed its testing of approximately 95%, and less than 5% of those tested required remediation.

    (c) Purchasing and trading partners: The Company has surveyed all of its vital and critical trading partners (suppliers and customers) concerning their Year 2000 efforts in general. EDI trading partners have been surveyed specifically with regards to the compliance of their software. The Company has received written responses to its surveys but is aware that these written responses may not accurately represent the Year 2000 compliance status of a trading partner. Certain targeted suppliers are being interviewed personally. As part of this project, contracts are being reviewed and rewritten where necessary to include Year 2000 clauses.

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

Costs

    The remediation costs of the Company's Year 2000 Project were approximately $400 in the three months ended March 31, 1999, and total remediation costs for 1999 are not expected to exceed $1,100.

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

    Forward-looking statements contained in this Year 2000 Computer Issue section should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements; Risks and Uncertainties" below.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133), effective for fiscal years beginning after June 15, 1999. The Company expects to adopt FAS 133 in January 2000. The Company has not yet determined what the effect of FAS 133 will be on its results of operations or financial position. However, the statement could increase volatility in earnings and comprehensive income.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

    Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, demand and competition for polyester fiber and PET resins; availability and cost of raw materials; levels of production capacity and announced changes thereto; changes in financial markets, interest rates and foreign currency exchange rates; work stoppages; natural disasters; U.S., European, Far Eastern and global economic conditions and changes in laws and regulations; Year 2000 compliance; prices of competing products; and the Company's ability to complete expansions and other capital projects on time and budget and to maintain the operations of its existing production facilities. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

    For a more complete description of the prominent risks and uncertainties inherent in the Company's business, see the Company's Form 10-K for the year ended December 31, 1998.

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



Dated May 12, 1999                             By /s/ Keith R. Phillips
      -------------                            ------------------------
                                               Keith R. Phillips
                                               Chief Financial Officer,
                                               Vice President and Treasurer
                                               (Principal Financial Officer)





Dated May 12, 1999                             By /s/ Mark J. Rosenblum
      -------------                            ------------------------
                                               Mark J. Rosenblum
                                               Chief Accounting Officer,
                                               Vice President and Controller
                                               (Principal Accounting Officer)