Form 10-Q
period 1999-06-30
WELLMAN INC
filed 1999-08-13
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

     As of August 6, 1999, there were 31,420,291 shares of the registrant's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

      Condensed Consolidated Statements of Operations -
       For the three and six months ended June 30, 1999 and 1998. . .    3

      Condensed Consolidated Balance Sheets -
       June 30, 1999 and December 31, 1998. . . . . . . . . . . . . .    4

      Condensed Consolidated Statements of Stockholders' Equity
       For the six months ended June 30, 1999 and the year ended
       December 31, 1998. . . . . . . . . . . . . . . . . . . . . . .    5

      Condensed Consolidated Statements of Cash Flows -
       For the six months ended June 30, 1999 and 1998. . . . . . . .    6

      Notes to Condensed Consolidated Financial Statements. . . . . .  7 - 13

   ITEM 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . . . . . . . . 14 - 22

PART II - OTHER INFORMATION

   ITEM 4 - Submission of Matters to a Vote of Security Holders . . .   23
   ITEM 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   24

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

                                   WELLMAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                        THREE MONTHS          SIX MONTHS
                                        ENDED JUNE 30,       ENDED JUNE 30,
                                        -------------       --------------
                                        1999      1998      1999      1998
                                        ----      ----      ----      ----
Net sales. . . . . . . . . . . . . . .$232,635  $261,268  $451,526  $524,341
Cost of sales. . . . . . . . . . . . . 206,736   217,766   400,810   438,614
                                      --------  --------  --------  --------

Gross profit . . . . . . . . . . . . .  25,899    43,502    50,716    85,727
Selling, general and
 administrative expenses . . . . . . .  17,551    19,036    36,223    38,382
Restructuring charge, net. . . . . . .  18,972        --    18,972        --
                                      --------  --------  --------  --------

Operating income (loss). . . . . . . . (10,624)   24,466    (4,479)   47,345
Interest expense, net. . . . . . . . .   4,343     2,254     7,675     4,632
                                      --------  --------  --------  --------
Earnings (loss) before income taxes
 and cumulative effect of
 accounting change . . . . . . . . . . (14,967)   22,212   (12,154)   42,713

Income tax expense (benefit) . . . . .  (4,451)    7,800    (3,424)   15,590
                                      --------  --------  --------  --------

Earnings (loss) before cumulative
 effect of accounting change . . . . . (10,516)   14,412    (8,730)   27,123
Cumulative effect of accounting change,
 net of tax. . . . . . . . . . . . . .      --        --    (1,769)       --
                                      --------  --------  --------  --------

Net earnings (loss). . . . . . . . . .$(10,516) $ 14,412  $(10,499) $ 27,123
                                      ========  ========  ========  ========
Basic net earnings (loss) per
 common share:

  Earnings (loss) before cumulative
   effect of accounting change . . . .$  (0.34) $   0.46  $  (0.28) $   0.87
  Cumulative effect of accounting
   change. . . . . . . . . . . . . . .      --        --     (0.06)       --
                                      --------  --------  --------  --------

  Net earnings (loss). . . . . . . . .$  (0.34) $   0.46  $  (0.34) $   0.87
                                      ========  ========  ========  ========
Diluted net earnings (loss) per
 common share:

  Earnings (loss) before cumulative
   effect of accounting change . . . .$  (0.34) $   0.46  $  (0.28) $   0.86
  Cumulative effect of accounting
   change. . . . . . . . . . . . . . .      --        --     (0.06)       --
                                      --------  --------  --------  --------

  Net earnings (loss). . . . . . . . .$  (0.34) $   0.46  $  (0.34) $   0.86
                                      ========  ========  ========  ========

            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                     June 30,    December 31,
                                                      1999           1998
                                                   ----------    ------------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . .   $       --     $       --
  Receivables:
    Accounts receivable, less allowance of $3,713
     in 1999 and $4,184 in 1998. . . . . . . . .       66,051        101,420
    Other  . . . . . . . . . . . . . . . . . .        150,000             --
  Inventories. . . . . . . . . . . . . . . . . .      181,483        183,883
  Prepaid expenses and other current assets. . .       13,195         18,959
                                                   ----------     ----------
     Total current assets. . . . . . . . . . . .      410,729        304,262
Property, plant and equipment, at cost:
  Land, buildings and improvements . . . . . . .      129,916        107,730
  Machinery and equipment. . . . . . . . . . . .      824,562        762,800
  Construction in progress . . . . . . . . . . .      220,645        437,084
                                                   ----------     ----------
                                                    1,175,123      1,307,614
  Less accumulated depreciation. . . . . . . . .     (358,910)      (392,756)
                                                   ----------     ----------
     Property, plant and equipment, net. . . . .      816,213        914,858
Cost in excess of net assets acquired, net . . .      253,132        262,089
Other assets, net. . . . . . . . . . . . . . . .        9,040          9,956
                                                   ----------     ----------
                                                   $1,489,114     $1,491,165
                                                   ==========     ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .   $   70,265     $   64,013
  Accrued liabilities. . . . . . . . . . . . . .       53,096         40,895
  Current portion of long-term debt. . . . . . .      462,095        145,869
                                                   ----------     ----------
     Total current liabilities . . . . . . . . .      585,456        250,777
Long-term debt . . . . . . . . . . . . . . . . .       80,767        410,679
Deferred income taxes and other liabilities. . .      204,604        186,455
                                                   ----------     ----------
     Total liabilities . . . . . . . . . . . . .      870,827        847,911
Stockholders' equity:
  Class A common stock, $0.001 par value;
   55,000,000 shares authorized, 33,915,983
   shares issued in 1999, 33,816,212 in 1998 . .           34             34
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued . . . . .           --             --
  Paid-in capital. . . . . . . . . . . . . . . .      238,993        237,810
  Accumulated other comprehensive income (loss).       (4,871)         5,133
  Retained earnings. . . . . . . . . . . . . . .      433,655        449,801
  Less Class A common stock in treasury, at cost:
   2,500,000 shares. . . . . . . . . . . . . . .      (49,524)       (49,524)
                                                   ----------     ----------
     Total stockholders' equity. . . . . . . . .      618,287        643,254
                                                   ----------     ----------
                                                   $1,489,114     $1,491,165
                                                   ==========     ==========

            See notes to condensed consolidated financial statements.

                                               WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (In thousands)

                                     COMMON                   ACCUMULATED
                                  STOCK ISSUED                   OTHER
                                 ---------------    PAID-IN  COMPREHENSIVE  RETAINED TREASURY
                                 SHARES   AMOUNT    CAPITAL  INCOME (LOSS)  EARNINGS   STOCK     TOTAL
                                 ------   ------    -------    ----------   --------  -------    -----
 Balance at December 31, 1997 .  33,638    $34      $234,179    $   372     $449,373 $(49,524) $634,434
 Net earnings . . . . . . . . .                                               11,681             11,681
 Currency translation
  adjustments . . . . . . . . .                                   4,761                           4,761
                                                                                               --------
 Total comprehensive income . .                                                                  16,442
 Cash dividends ($0.36 per
  share). . . . . . . . . . . .                                              (11,253)           (11,253)
 Exercise of stock options. . .      65                1,136                                      1,136
 Issuance of restricted stock .     113                2,352                                      2,352
 Tax effect of exercise of
  stock options . . . . . . . .                          143                                        143
                                 ------    ---      --------    -------     -------- --------  --------
 Balance at December 31, 1998 .  33,816    $34      $237,810    $ 5,133     $449,801 $(49,524) $643,254
 Net loss . . . . . . . . . . .                                              (10,499)           (10,499)
 Currency translation
  adjustments . . . . . . . . .                                 (10,004)                        (10,004)
                                                                                               --------
 Total comprehensive loss . . .                                                                 (20,503)
 Cash dividends ($0.18 per
  share). . . . . . . . . . . .                                               (5,647)            (5,647)
 Issuance of restricted stock .     100                1,001                                      1,001
 Amortization of deferred
  compensation. . . . . . . . .                          182                                        182
                                 ------    ---      --------    -------     -------- --------  --------
 Balance at June 30, 1999 . . .  33,916    $34      $238,993    $(4,871)    $433,655 $(49,524) $618,287
                                 ======    ===      ========    =======     ======== ========  ========

                     See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (In thousands)
                                                      1999            1998
                                                      ----            ----
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . $(10,499)       $ 27,123
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
    Depreciation  . . . . . . . . . . . . . . . . .   28,147          31,571
    Amortization  . . . . . . . . . . . . . . . . .    4,404           4,368
    Deferred income taxes . . . . . . . . . . . . .   (1,362)          6,048
    Provision for restructuring . . . . . . . . . .   18,972              --
    Cumulative effect of accounting change. . . . .    1,769              --
    Changes in assets and liabilities . . . . . . .   30,478         (36,207)
                                                    --------        --------

  Net cash provided by operating activities . . . .   71,909          32,903
                                                    --------        --------
Cash flows from investing activities:
  Additions to property, plant and equipment. . . .  (55,919)       (107,745)
                                                    --------        --------

  Net cash used in investing activities . . . . . .  (55,919)       (107,745)
                                                    --------        --------
Cash flows from financing activities:
  Borrowings (repayments) under long-term debt, net  (11,258)         79,443
  Dividends paid on common stock. . . . . . . . . .   (5,647)         (5,601)
  Issuance of restricted stock. . . . . . . . . . .    1,001              --
  Exercise of stock options . . . . . . . . . . . .       --           1,002
                                                    --------        --------

  Net cash provided by (used in) financing
   activities . . . . . . . . . . . . . . . . . . .  (15,904)         74,844
                                                    --------        --------
Effect of exchange rate changes on cash
 and cash equivalents . . . . . . . . . . . . . . .      (86)             (2)
                                                    --------        --------

Increase (decrease) in cash and cash equivalents. .        0               0
Cash and cash equivalents at beginning of period. .        0               0
                                                    --------        --------

Cash and cash equivalents at end of period. . . . . $      0        $      0
                                                    ========        ========

Supplemental cash flow data:
  Cash paid (received) during the period for:
    Interest (net of amounts capitalized) . . . . . $  7,314        $  5,770
    Income taxes paid (received). . . . . . . . . . $ (8,942)       $  7,832
  Non-cash investing activities financed
   through government grants. . . . . . . . . . . . $     35        $  3,366



           See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Information for the six months ended
                      June 30, 1999 and 1998 is unaudited)
                                 (In thousands)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2.  EARNINGS (LOSS) PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                       1999      1998        1999      1998
                                      ------    ------      ------    ------
Numerator for basic and diluted
 earnings (loss) per common share:
  Earnings (loss) before cumulative
   effect of accounting change. .    $(10,516)  $14,412    $ (8,730)  $27,123
  Cumulative effect of
   accounting change. . . . . . .          --        --      (1,769)       --
                                     --------   -------    --------   -------
  Net earnings (loss) . . . . . .    $(10,516)  $14,412    $(10,499)  $27,123
                                     ========   =======    ========   =======
Denominator:
  Denominator for basic earnings
   (loss) per common share -
   weighted-average shares             31,203    31,173      31,203    31,156
  Effect of dilutive securities:
    Employee stock options and
     restricted stock . . . . . .          --       463          --       324
                                     --------   -------    --------   -------
  Denominator for diluted earnings
   (loss) per common share-adjusted
   weighted average shares. . . .      31,203    31,636      31,203    31,480
                                     ========   =======    ========   =======

                                    Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                       1999      1998       1999      1998
                                      ------    ------     ------    ------
Basic net earnings (loss) per
 common share:

  Earnings (loss) before cumulative
   effect of accounting change. .    $ (0.34)  $  0.46    $  (0.28)  $  0.87
  Cumulative effect of accounting
   change . . . . . . . . . . . .          -         -       (0.06)        -
                                     -------   -------    --------   -------
  Net earnings (loss) . . . . . .    $ (0.34)  $  0.46    $  (0.34)  $  0.87
                                     =======   =======    ========   =======

Diluted net earnings (loss) per
 common share:

  Earnings (loss) before cumulative
   effect of accounting change. .    $ (0.34)  $  0.46    $  (0.28)  $  0.86
  Cumulative effect of accounting
   change . . . . . . . . . . . .          -         -       (0.06)        -
                                     -------   -------    --------   -------
  Net earnings (loss) . . . . . .    $ (0.34)  $  0.46    $  (0.34)  $  0.86
                                     =======   =======    ========   =======

3.  ACCOUNTS RECEIVABLE SECURITIZATION

    During the second quarter of 1999, the Company entered into a one-year agreement whereby the Company may sell without recourse up to $65,000 in an undivided interest in certain of its domestic trade accounts receivable, on a revolving basis, through an unconsolidated receivables subsidiary. At June 30, 1999, $60,000 of trade accounts receivable were sold under this program. The sales of trade accounts receivable have been reflected as a reduction of accounts receivable in the Company's Condensed Consolidated Balance Sheet. Proceeds from receivable sales are less than the face amount of the trade accounts receivable, since such receivables are sold at a discounted amount. Discounts incurred for the quarter ended June 30, 1999, which were approximately $400, were charged to selling, general and administrative expenses.

4.  INVENTORIES

    Inventories consist of the following:

                                         June 30,          December 31,
                                           1999                1998
                                         --------            --------
    Raw materials. . . . . . . . . . .   $ 67,933            $ 66,580
    Finished and semi-finished goods .    101,720             103,840
    Supplies . . . . . . . . . . . . .     11,830              13,463
                                         --------            --------
                                         $181,483            $183,883
                                         ========            ========

    At June 30, 1999 and December 31, 1998, certain inventories were valued at market, which was below cost. The Company increased its lower-of-cost or market reserve by approximately $1,000 for the six months ended June 30, 1999. However, because of improved selling prices, during the second quarter of 1999 the Company decreased its lower-of-cost or market reserve by approximately $3,800.

5.  SALE AND LEASEBACK

    During the second quarter of 1999, the Company sold certain production equipment in connection with a sale and leaseback transaction. The lease has been classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The lease has a term of five years, contains purchase and lease renewal options at projected future fair market values and has a residual value guarantee. The net book value of the equipment sold totaled approximately $118,000. The gain realized from this sale, totaling approximately $32,000, has been deferred and is being credited to income ratably over the lease term. The cash proceeds of $150,000 were not received until July 1999 and, accordingly, a receivable of this amount is included in the Company's Condensed Consolidated Balance Sheet at June 30, 1999. Future minimum lease payments are currently expected to approximate $2,600 per quarter through July 2004.

6.  ACCOUNTING CHANGES

    Effective January 1, 1999, the Company adopted the AICPA's Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP have been reported as a cumulative effect of an accounting change. The effect of the change was to decrease net earnings
(loss) in the first quarter of 1999 by $1,769, or $0.06 per diluted share.
In the first six months of 1999, the effect of the accounting change on earnings (loss) before the cumulative effect of the accounting change was not material.

    The Company has extended the estimated useful lives of certain equipment to reflect time periods more consistent with actual historical experience and anticipated utilization of the assets. The effect of the change was to decrease depreciation expense by approximately $1,750 for the three months ended June 30, 1999 and $3,200 for the first half of 1999.

7.  RESTRUCTURING CHARGES

    The net restructuring charge of $18,972 in the second quarter of 1999 is comprised of the 1999 restructuring charge of $19,195 related to the Company's cost reduction and productivity improvement plan, net of a $223 adjustment for the now-completed 1997 restructuring plan.


                           1999 Restructuring
                           ------------------

    During the second quarter of 1999, the Company implemented an overall cost reduction and productivity improvement plan, expected to improve long-term profitability and stockholder returns. The Company recorded a pretax restructuring charge totaling $19,195 in its second-quarter 1999 earnings. The plan included a pretax charge of $11,483 for closing the Company's wool business (to be completed by the end of 1999), which consisted of an impairment charge of $8,033 to write-down those related assets to their fair value, an accrual for closure costs of $1,880, a $1,320 accrual for severance, and a $250 accrual for other exit costs. The Company's wool business reported sales and an operating loss for the first six months of 1999 of $10,983 and $(429), respectively, compared to sales and operating income for the first half of 1998 of $20,623 and $495, respectively. In addition, the plan included a pretax charge of $2,901 to close the Company's

New York facility, which included lease termination costs and an accrual for severance. The plan included an additional accrual for severance costs for other positions throughout the Company. The closure of the wool business and other cost reductions throughout the Company will result in the termination of approximately 120 and 130 employees, respectively. As of June 30, 1999, the Company had terminated 9 employees.

    The following represents changes in the accruals during the second quarter of 1999:

                                         Closure and
                                            Lease
                           Termination   Termination      Accrual for
                             Benefits      Costs        Other Expenses
                           -----------   -----------    --------------
Accrual during the second
 quarter of 1999. . . . . .   $6,547       $3,026             $745
Cash payments during the
 second quarter of 1999 . .      (92)           -                -
                              ------       ------             ----
Accrual balance at June 30,
 1999 . . . . . . . . . . .   $6,455       $3,026             $745
                              ======       ======             ====

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

    The following represents changes in the accruals since December 31, 1998:

                                                Termination    Accrual for
                                                  Benefits    Other Expenses
                                                -----------   --------------
Accrual at December 1998. . . . . . . . . . . . .  $1,406         $1,717
Cash payments in the first six months of 1999 . .   1,188          1,673
                                                   ------         ------
Accrual balance at June 30, 1999. . . . . . . . .  $  218         $   44
                                                   ======         ======

The remaining activity associated with the 1998 restructuring is expected to be completed during 1999.

                              1997 Restructuring
                              ------------------

    During the second quarter of 1997, the Company adopted a restructuring plan designed to reduce costs and enhance the overall competitiveness of its European operations. In connection with this plan, the Company recorded a pretax charge of $7,469 during its second quarter of 1997. This consisted of restructuring costs of $10,469, less a previously recorded $3,000 charge to cost of goods sold to provide for inventory losses related to the Company's take-or-pay supply arrangement entered into as part of the acquisition of its Netherlands-based PET resins business in 1995. Approximately $6,375 of the restructuring charge was an accrual for estimated costs to modify certain supply and service agreements at the Company's Netherlands-based PET resins business. The restructuring accrual also included $3,594 of termination benefits for 65 employees at its recycled fiber operation in Ireland and the PET resins business. The 1997 restructuring plan was completed during the second quarter of 1999. The following represent changes in the accrual since December 31, 1998:

    Accrual balance at  December 31, 1998 .   $861

    Cash payments in the first six
     months of 1999 . . . . . . . . . . . .   (638)
    Overaccrual included in earnings. . . .   (223)
                                              ----
    Accrual balance at June 30, 1999. . . .   $  0
                                              ====

8.  COMMITMENTS AND CONTINGENCIES

    The Company has commitments and contingent liabilities, including environmental liabilities, commitments to receive certain state incentives, raw material purchase commitments, and various operating commitments, including commitments to provide certain retirement benefits.

    The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $11,000 and $25,200. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $15,000 at June 30, 1999 and $16,000 at December 31, 1998, which are reflected as other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from $8,900 to $27,000. These non-capital and capital expenditures are expected to be incurred during the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

    In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Mississippi facility. During the second quarter of 1999, the Company recognized approximately $2.0 million of grant income. As of June 30, 1999, the Company had a deferred liability of approximately $25,000 which it expects to be reduced as these conditions are satisfied.

    The Company has entered into commitments to purchase raw materials in the ordinary course of its trade or business. The minimum payments under these commitments approximate $19,000 per year. The commitments extend for varying periods up to 10 years and, in general, the prices are not in excess of current market prices.

    The Company has certain obligations under several qualified and nonqualified retirement plans. During the second quarter of 1999, modifications made to a retirement plan resulted in the Company increasing operating earnings by approximately $800 during the quarter.

9.  COMPREHENSIVE INCOME (LOSS)

    Accumulated other comprehensive income (loss) is comprised of foreign currency translation. There is no provision for U.S. federal and state income taxes on the earnings that are permanently invested and on the related translation adjustments. Comprehensive income (loss) was $(2,858) and $16,241 for the three months ended June 30, 1999 and 1998, respectively, and $(10,004) and $26,108 for the six months ended June 30, 1999 and 1998, respectively.

10. SEGMENT INFORMATION

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

                                            Recycled    Packaging
                                  Fibers    Products    Products
                                  Group      Group       Group        Total
                                   -----     -----       -----        -----
Three months ended June 30, 1999
--------------------------------
Revenues. . . . . . . . . . . .  $ 70,724   $ 75,245    $ 86,666   $  232,635
Segment profit (loss) . . . . .    (3,544)     3,804       8,088        8,348
Assets (1). . . . . . . . . . .   393,348    247,312     605,574    1,246,234

Three months ended June 30, 1998
--------------------------------
Revenues. . . . . . . . . . . .  $ 91,794   $ 98,221    $ 71,253   $  261,268
Segment profit (loss) . . . . .     9,097      7,124       8,245       24,466

Six months ended June 30, 1999
-------------------------------
Revenues. . . . . . . . . . . .  $145,009   $157,286    $149,231   $  451,526
Segment profit (loss) . . . . .    (1,105)     7,937       7,661       14,493
Assets (1). . . . . . . . . .     393,348    247,312     605,574    1,246,234

Six months ended June 30, 1998
-------------------------------
Revenues. . . . . . . . . . . .  $191,851   $202,826    $129,664   $  524,341
Segment profit (loss) . . . . .    21,320     18,089       7,936       47,345

(1) Assets for the Packaging Products Group increased by approximately $318,000 at June 30, 1999 compared to the amount reported in the December 31, 1998 Form 10-K, primarily due to the commencement of operations of two resin production lines at the Company's Mississippi facility.

    Following are the reconciliations to corresponding totals in the condensed consolidated financial statements:

                                 Three Months Ended       Six Months Ended
                                      June 30,                 June 30,
                                 ------------------       ----------------
                                  1999       1998          1999       1998
                                  ----       ----          ----       ----

Total for reportable segments . $  8,348    $24,466      $ 14,493    $47,345
Restructuring charge. . . . . .  (18,972)         -       (18,972)         -
Interest expense, net . . . . .   (4,343)    (2,254)       (7,675)    (4,632)
                                --------    -------      --------    -------
Earnings (loss) before income
 taxes and cumulative effect
 of accounting change . . . . . $(14,967)   $22,212      $(12,154)   $42,713
                                ========    =======      ========    =======


                                 WELLMAN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    The Company is principally engaged in the manufacture and marketing of high-quality polyester products, including Fortrel(R) brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear(R) brand PET packaging resins. The Company currently has annual capacity to manufacture approximately 1.1 billion pounds of fiber and 1.1 billion pounds of resins worldwide at six major production facilities in the United States and Europe. The Company is also the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in its manufacturing operations.

    The Company is nearing completion of its new, state-of-the-art Pearl River Plant in Mississippi. This facility commenced operation of the first of three production lines, a 235 million pound PET resin line, in the first quarter of 1999. The second 235 million pound PET resin line commenced operation in the second quarter of 1999. The start up of the third and final production line, for 230 million pounds of polyester fiber, is currently scheduled for 2000. See "Outlook" below.

    The Fibers Group produces Fortrel(R) textile fibers, which currently represent approximately 60% of the Company's fiber production. These fibers are used in apparel, home furnishings, and non-wovens and are produced from two chemical raw materials, PTA and MEG. The other 40% of fiber production, primarily fiberfill and carpet fibers, is manufactured by the Recycled Products Group (RPG) from recycled raw materials, including postindustrial fiber, resin and film materials and postconsumer PET containers. The Company's PET resins, produced by the Packaging Products Group (PPG) from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

    The Company's markets are highly competitive. It competes in these markets primarily on the basis of product quality, customer service, brand identity and price. It believes it is the second-largest polyester staple and fourth-largest POY producer in the United States and the third-largest PET resins producer in North America. Several of the Company's competitors are substantially larger than the Company and have substantially greater economic resources.

    Demand for polyester fiber historically has been cyclical, as it is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports. Since late 1997, the Far East has been experiencing a significant economic and financial crisis. This crisis has led to higher imports from that region of polyester fiber, fabric and apparel, resulting in fiber price pressure in the United States and Europe, which has adversely affected profitability. Global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET. Sales for PET resins, primarily for soft drink bottles and other beverages, may be influenced by weather.

    The Company's profitability is primarily determined by its raw material margins (the difference between product selling prices and raw material costs). Both fiber and PET resin raw material margins experience increases or decreases primarily based on selling price and raw material cost changes, which stem from supply and demand factors and competitive conditions. Given the Company's substantial unit volumes, the impact of selling price and raw material cost changes are significant.

    Supply, demand, prices and raw material costs each may be affected by global economic and market conditions, import activity, and the prices of competing materials. Recent and contemplated changes in ownership of certain fiber and resin competitors have had a destabilizing influence in the Company's markets.

RESTRUCTURINGS

    During the second quarter of 1999, the Company approved an overall cost reduction and productivity improvement plan, expected to improve long-term profitability and stockholder returns. As a result, the Company recorded a pretax restructuring charge of $19.2 million, or $0.41 per diluted share after tax, in its second-quarter 1999 earnings. The Company announced plans to close its Wool business in Johnsonville, S.C. by the end of the year and began implementing other cost reduction and productivity improvement plans throughout the Company. See note 7 to the Condensed Consolidated Financial Statements for details of the second-quarter 1999 restructuring charge.

    The Company's cost reduction and productivity improvement plan is expected to generate annual pretax savings of approximately $35.0 million, which will begin to phase in during the second half of 1999 and in 2000. See "Outlook" below. The savings associated with the cost reduction portion of the plan, expected to be approximately $25.0 million, will primarily result from lower costs for services, supplies, and wages. The productivity improvement portion of the plan is expected to generate savings of approximately $10.0 million and to increase unit sales volumes and lower annual costs by means of throughput and manufacturing improvements and operational efficiencies in production facilities.

    In the fourth quarter of 1998, the Company adopted a restructuring plan to consolidate and lower the overall operating costs of the business units in the Recycled Products Group. In connection with this plan, the Company closed the operations of a leased manufacturing facility in New Jersey and a sales office in Europe. The Company recorded a pretax charge of $6,861, or $0.14 per diluted share after tax, in its 1998 fourth-quarter earnings. See note 7 to the Condensed Consolidated Financial Statements for details of charges to the accruals since December 31, 1998.

    Benefits derived in the first six months of 1999 from the 1998 restructuring are estimated to be approximately $2.6 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    Net sales for the three months ended June 30, 1999 decreased 11.0% to $232.6 million from $261.3 million for the prior year period. This decrease was primarily the result of reductions in worldwide polyester fiber selling prices. The economic and financial troubles in the Far East that began in 1997 have resulted in significant increases in fiber imports from that region and intense price pressure on worldwide fiber markets. Net sales for the Fibers Group decreased 23.0% to $70.7 million in the 1999 period from $91.8 million in the 1998 period, primarily due to a 20.5% decline in the average selling price per pound of polyester fiber. In addition, polyester fiber unit volumes decreased 3.0%. Net sales for the RPG decreased 23.4% to $75.2 million in the 1999 period from $98.2 million in the 1998 period, primarily as a result of lower unit volumes and average selling prices for recycled polyester fiber, which declined 8.4% and 16.4%, respectively. In addition, the RPG experienced a 19.7% decline in net sales in other divisions, primarily as a result of the closure of a leased manufacturing facility in New Jersey and significantly lower sales in the Company's wool business.
(See Restructurings above.) Net sales for the PPG increased 21.6% to $86.7 million in the 1999 period from $71.3 million in the 1998 period due to a 56.5% increase in PET resin unit volumes, reflecting the start-up in the first half of 1999 of the two PET resin production lines at the Company's new facility in Mississippi. Higher volumes more than offset a 22.3% decline in the average selling price per pound of PET resin.

    Cost of sales decreased 5.1% to $206.7 million for the three months ended June 30, 1999 from $217.8 million for the three months ended June 30, 1998, primarily due to lower worldwide chemical and recycled raw material costs.
As a percentage of sales, however, cost of sales increased to 88.9% in the 1999 period from 83.3% in the 1998 period, resulting from lower selling prices more than offsetting lower raw material costs. As a percentage of sales, cost of sales for the Fibers Group increased 13.4% in the 1999 period compared to the 1998 period, primarily due to lower polyester fiber selling prices, which were partially offset by lower chemical raw material costs. Cost of sales as a percentage of sales for the RPG were essentially unchanged for the same periods. As a percentage of sales, cost of sales for the PPG increased 4.6% in the 1999 period as compared to the 1998 period. This was primarily due to lower worldwide PET resins selling prices, which were partially offset by higher domestic sales volumes. In addition, cost of sales for the PPG were impacted by lower chemical raw material costs, a change in the lower-of-cost or market reserve, grant income, and reduced depreciation expense (see notes 4, 6 and 8 to the Company's Condensed Consolidated Financial Statements).

    As a result of the foregoing, gross profit for the 1999 period declined 40.5% to $25.9 million in the 1999 period compared to $43.5 million in the 1998 period. The gross profit margin was 11.1% in the 1999 period compared to 16.7% in the 1998 period.

    Selling, general and administrative expenses amounted to $17.6 million, or 7.5% of sales, in the 1999 period compared to $19.0 million, or 7.3% of sales, in the 1998 period. Selling, general and administrative expenses declined primarily as a result of the collection of a trade receivable previously written off.

    As a result of the foregoing, the Company reported an operating loss of $10.6 million for the three months ended June 30, 1999. Excluding the restructuring charge in the second quarter of 1999, operating income declined 65.9% to $8.3 million in the 1999 period from $24.5 million in the 1998 period.

    Interest expense was $4.3 million in the 1999 period compared to $2.3 million in the 1998 period. The increase is due to a higher level of debt related to the Company's manufacturing operations. A significant portion of interest was capitalized in 1998 and 1999 relating to the construction in progress at the Company's Mississippi facility.

    As a result of the foregoing, the Company reported a net loss of $10.5 million, or $(0.34) per diluted share, for the three months ended June 30, 1999. Excluding the 1999 restructuring charge, the Company reported net earnings of $2.5 million, or $0.08 per diluted share, for the three months ended June 30, 1999 compared to $14.4 million, or $0.46 per diluted share, for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    Net sales for the six months ended June 30, 1999 decreased 13.9% to $451.5 million from $524.3 million for the six months ended June 30, 1998. This decrease was primarily the result of reductions in worldwide polyester fiber and PET resins selling prices. Net sales for the Fibers Group decreased 24.4% to $145.0 million in the 1999 period from $191.9 million in the 1998 period, primarily due to a 21.0% decline in the average selling price per pound of polyester fiber. In addition, polyester fiber unit volumes decreased 4.4%. Net sales for the RPG decreased 22.5% to $157.3 million in the 1999 period from $202.8 million in the 1998 period, primarily as a result of lower average selling prices and unit volumes for recycled polyester fiber, which declined 13.5% and 10.4%, respectively. In addition, the RPG experienced a 16.2% decline in net sales in other divisions as a result of the closure of a leased manufacturing facility in New Jersey and significantly lower sales in the Company's wool business. (See Restructurings above.) Net sales for the PPG increased 15.1% to $149.2 million in the 1999 period from $129.7 million in the 1998 period due to a 49.1% increase in PET resin unit volumes, reflecting the start-up in the first half of 1999 of the two resin production lines at the Company's new facility in Mississippi. Higher volumes more than offset a 22.8% decline in the average selling price per pound of PET resin.

    Cost of sales decreased 8.6% to $400.8 million for the six months ended June 30, 1999 from $438.6 million for the six months ended June 30, 1998, primarily due to lower worldwide chemical and recycled raw material costs.
As a percentage of sales, however, cost of sales increased to 88.8% in the 1999 period from 83.7% in the 1998 period. As a percentage of sales, cost of sales for the Fibers Group increased 10.1% in the 1999 period compared to the 1998 period, primarily due to lower polyester fiber selling prices, which were partially offset by lower chemical raw material costs. Cost of sales as a percentage of sales for the RPG increased 2.4% in the 1999 period compared to the 1998 period, primarily due to lower polyester fiber selling prices and production volumes, which were partially offset by lower recycled raw material costs. As a percentage of sales, cost of sales for the PPG increased 3.2% in the 1999 period as compared to the 1998 period. This was primarily due to lower worldwide PET resins selling prices, which were partially offset by higher domestic sales volumes, lower chemical raw material costs, and reduced depreciation expense. (See note 6 to the Condensed Consolidated Financial Statements.)

    As a result of the foregoing, gross profit for the six months ended June 30, 1999 declined 40.8% to $50.7 million in the 1999 period compared to $85.7 million in the 1998 period. The gross profit margin was 11.2% in the 1999 period compared to 16.3% in the 1998 period.

    Selling, general and administrative expenses amounted to $36.2 million, or 8.0% of sales, in the 1999 period compared to $38.4 million, or 7.3% of sales, in the 1998 period. This decrease was primarily due to reduced costs in the worldwide fiber operations and the collection of a trade receivable previously written off.

    As a result of the foregoing, the Company reported an operating loss of $4.5 million for the six months ended June 30, 1999. Excluding the restructuring charge in the second quarter of 1999, operating income decreased 69.3% to $14.5 million from $47.3 million in the 1998 period.

    Interest expense was $7.7 million in the 1999 period compared to $4.6 million in the 1998 period. The increase is due to a higher level of debt related to the Company's manufacturing operations. A significant portion of interest was capitalized in 1998 and 1999 relating to the construction in progress at the Company's Mississippi facility.

    As a result of the foregoing, the Company reported a net loss before the cumulative effect of a change in accounting principle of $8.7 million, or $(0.28) per diluted share, for the six months ended June 30, 1999. Excluding the restructuring charge in the second quarter of 1999 (see "Restructurings" above) and the cumulative effect of accounting change, net earnings would have been $4.3 million, or $0.14 per diluted share, compared to $27.1 million, or $0.86 per diluted share, in the 1998 period. Effective January
1, 1999, the Company adopted the AICPA's Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP have been reported as a cumulative effect of a change in accounting principle. The effect of the change was to decrease net income in the first quarter of 1999 by $1.8 million, or $0.06 per diluted share.

OUTLOOK

    The U.S. polyester fiber markets have been severely impacted by the Far Eastern economic crisis and the resultant increase in imports of fiberfill, yarn, fabric and apparel from that region. High levels of Asian imports are still present throughout the domestic textile chain. As a result, demand for polyester fiber remains weak, with excess capacity and declining selling prices continuing to adversely affect domestic fiber producers. Expected increases in raw material costs in the second half of 1999 have prompted industry announcements of increases in polyester selling prices beginning in the third quarter of 1999. If the actual increases in selling price are not large enough to cover the increases in raw material costs, the Company's profit margins will suffer.

    U.S. polyester fiberfill producers filed an anti-dumping petition against Korean and Taiwanese producers in April 1999. The U.S. Department of Commerce may impose a preliminary anti-dumping duty on these producers in September 1999.

    Demand for domestic PET packaging resins continues to grow, and imports are not expected to be material. The PET resins industry began implementing selling price increases in the second and third quarters of 1999. Raw material cost increases are also expected for the second half of 1999.

    The first of two 235 million pound PET resin production lines at the Company's new Mississippi facility came on-line in the first quarter of 1999. The second resin line commenced operation in the second quarter of 1999. As a result, resin unit sales volumes are expected to increase significantly in 1999. The start-up of the plant's 230 million pound fiber production line is currently scheduled for 2000. The Company's results of operations will be negatively impacted by the increase in interest and depreciation expenses associated with the completion and start-up of the fiber production line.

    The Company incurred a restructuring charge of $19.2 million in the second quarter of 1999 in order to exit the wool business and implement its profit improvement plan. The latter consists of cost reductions and productivity improvements, which are expected to phase in during the second half of 1999 and 2000. When completed, the plan is expected to generate annual pre-tax savings of approximately $35 million. The impact on the Company's earnings in the second half of 1999 is not expected to be significant. See note 7 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations was $71.9 million for the six months ended June 30, 1999 compared to $32.9 million provided by operations for the six months ended June 30, 1998. The Company entered into an asset securitization program which provided approximately $60.0 million. See note 3 to the Condensed Consolidated Financial Statements.

    Net cash used in investing activities, comprised solely of capital spending, amounted to $55.9 million in the first six months of 1999 compared to $107.7 million in the first six months of 1998. Management expects to spend between $100 million and $120 million on capital expenditures in 1999, with the majority being spent to complete the construction of the Mississippi facility.

    Net cash used in financing activities amounted to $15.9 million in the 1999 period compared to net cash provided by financing activities $74.8 million in the 1998 period.

    During the second quarter of 1999, the Company sold certain production equipment in connection with a sale and leaseback transaction. The proceeds of approximately $150.0 million from the sale were not received until July 1999 and were used to pay down debt. Future minimum lease payments are currently expected to approximate $2.6 million per quarter through July 2004. See note 5 to the Condensed Consolidated Financial Statements.

    The Company's $330.0 million senior revolving credit facility matures in February 2000. As a result, certain amounts previously treated as long-term debt, including amounts borrowed under uncommitted lines of credit, have been classified as current liabilities at June 30, 1999. Management expects to refinance this facility on a long-term basis during the third quarter of 1999.

    The Company's financing agreements contain normal financial and restrictive covenants. Certain subsidiaries have guaranteed substantially all of the Company's indebtedness for borrowed money. The financial resources available to the Company at June 30, 1999 include $280.0 million under its revolving credit facility, unused short-term uncommitted lines of credit aggregating approximately $36.0 million, and internally generated funds. However, at June 30, 1999 the Company could only incur approximately $110.0 million of additional debt without amending the terms of its revolving credit facility.

    During 1998, the SEC declared effective the Company's universal shelf registration statement covering the issuance of up to $400 million of debt and/or equity securities. No securities have been sold from this shelf registration.

    The Company believes its financial resources and other credit arrangements will be sufficient to meet its cash needs for working capital, capital expenditures, debt repayments and dividends.

    For information about the Company's derivative financial instruments, see
Item 7A. "Quantitative and Qualitative Disclosure About Market Risk" of the Company's Form 10-K for the year ended December 31, 1998.

YEAR 2000 COMPUTER ISSUE

Overview

    The "Year 2000 Computer Issue" is the result of computer programs being written using only two digits rather than four to refer to a year. If uncorrected, these computer programs may not be able to distinguish between the years 1900 and 2000 and may fail to operate or may produce unpredictable results.

    The Company has been addressing the Year 2000 Computer Issue within its information technology and non-information technology systems through a Company-wide Year 2000 project. Non-information technology systems typically include embedded technology such as computer chips within manufacturing and other types of equipment. The Company's Year 2000 Project formally commenced in December 1997. The vital and critical systems in the Company's domestic operations are now judged to be Year 2000 ready. The International subsidiaries are in the final stages of testing remediated systems and contingency planning. They are expected to be complete by August 30, 1999.

    The Company believes it is prepared for the Year 2000. However, certain areas of its processes use software supplied by various third parties. Compliance information from third party software companies continues to be updated. As the Company becomes aware of vendor recommendations, they will be evaluated and applied where necessary.

Year 2000 Project

    The Company organized its Year 2000 Project into five broad phases: (1) development of a Company-wide inventory of both information technology and embedded systems; (2) Company-wide assessment, with focus on vital and critical items; (3) renovation/remediation; (4) validation and testing;
and (5) implementation. As systems passed the Company's established test criteria, they were considered Year 2000 ready and cleared for implementation. The Company focused on the following vital and critical items in its remediation efforts: (a) information systems portfolio, (b) embedded systems, (c) purchasing and trading partners, (d) end-user owned applications, and (e) network and personal computers.

   (a) Information systems portfolio: The Company believes the vital and critical systems components in the Information Systems Portfolio are now Year 2000 compliant. These have been divided into two categories: corporate systems and manufacturing systems. Corporate systems, which consist largely of third-party applications and, to a lesser degree, in-house written applications, include, but are not limited to, human resources/ payroll, accounts payable, general ledger, order fulfillment (shipping, receiving, and invoicing), electronic data interchange (EDI), and phone/voice mail. Manufacturing systems are located at and support manufacturing processes at Company facilities.

    (b) Embedded systems: The Company believes the vital and critical items in the Embedded Systems Portfolio are now Year 2000 compliant. These include items such as programmed logic controllers, drives, and process controllers.

    (c) Purchasing and trading partners: The Company has surveyed all of its vital and critical trading partners (suppliers and customers) concerning their Year 2000 efforts in general. Electronic Data Interchange trading partners have been surveyed specifically with regards to the compliance of their software. The Company has received written responses to its surveys but is aware that these written responses may not accurately represent the Year 2000 compliance status of a trading partner. Certain targeted suppliers and customers are being interviewed personally. As part of this project, contracts are being reviewed and rewritten where necessary to include Year 2000 clauses.

    (d) End-user owned applications: There are various end-user written desktop applications throughout the Company's locations. Of those that are vital and critical to operations, the Company believes that the majority have no Year 2000 date issues. For those with date issues, remediation has been completed.

    (e) Network and personal computers: The Company believes the vital and critical local area network servers and personal computers are Year 2000 ready due to remediation or replacement.

Costs

    Total project costs are not expected to be material. Total remediation costs as of June 30, 1999 were approximately $2,900.

Risks

    Due to the numerous uncertainties inherent in the Year 2000 Computer Issue, the Company cannot ensure that its most important suppliers and customers will be Year 2000 compliant on time. Although the Company believes that its vital and critical trading partners are taking all reasonable steps necessary to deal with the Year 2000 issue, the failure to timely correct their Year 2000 computer problems could materially and adversely affect the Company's operations and financial condition. Interruption of normal business operations could result if a critical supplier is unable to meet contractual obligations in a timely way. The Company has completed contingency plans which involve, among other actions, managing inventories and adjusting staffing strategies.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133), effective for fiscal years beginning after June 15, 2000. The Company expects to adopt FAS 133 in January 2001. The Company has not yet determined what the effect of FAS 133 will be on its results of operations or financial position. However, the statement could increase volatility in earnings and comprehensive income.

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

    (a)  The Annual Meeting of Stockholders was held on May 18, 1999.

    (b)  Not applicable.

    (c) At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

     1. The nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

              Name                     For       Against/Withheld
              ====                     ===       ================
         Thomas M. Duff              24,597,748       479,154
         Clifford J. Christenson     24,565,128       511,774
         James B. Baker              24,602,425       474,477
         Allan R. Dragone            24,567,387       509,515
         Richard F. Heitmiller       24,590,609       486,293
         James E. Rogers             24,605,705       471,197
         Marvin O. Schlanger         24,570,789       506,113
         Raymond C. Tower            24,583,638       493,264
         Roger A. Vandenberg         24,606,497       470,405

         As a result, all of the above nominees were elected to the Board.
        (*)

     2. The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit the Company's books and accounts for the fiscal year ending December 31, 1999 received the following votes: 24,900,405 votes cast for, 125,172 votes cast against, 51,325 abstentions. As a result, the Board's selection of Ernst & Young LLP was approved. (*)

    (*) Under the rules of the New York Stock Exchange, brokers holding shares in street name have the authority to vote certain matters when they have not received instructions from the beneficial owners. Brokers that did not receive such instructions were entitled to vote on proposals 1 and 2. As a result, broker non-votes had no effect on the outcome of these proposals.

    (d)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         3(b)  Restated By-laws, as of May 18, 1999.

         4(a) Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

        4(g)(3)Amendment No. 3, dated as of August 16, 1999, to Rights
               Agreement.

        10(h) Wellman, Inc. Amended and Restated Management Incentive Compensation Plan for the Executive Group.

        10(o) Wellman, Inc. Deferred Compensation and Restricted Stock Plan, as amended, effective as of December 1, 1998.

        27     Financial Data Schedule.

    (b)  Reports on Form 8-K.

              None.

                                    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WELLMAN, INC.



Dated August 13, 1999                       By /s/ Keith R. Phillips
      ---------------                          ------------------------
                                               Keith R. Phillips
                                               Chief Financial Officer,
                                               Vice President and Treasurer
                                               (Principal Financial Officer)





Dated August 13, 1999                       By /s/ Mark J. Rosenblum
      ---------------                          ------------------------
                                               Mark J. Rosenblum
                                               Chief Accounting Officer,
                                               Vice President and Controller
                                               (Principal Accounting Officer)