Form 10-Q
period 1999-09-30
WELLMAN INC
filed 1999-11-12
CIK 812708

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

     As of November 9, 1999, there were 33,932,589 shares of the registrant's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

                                   WELLMAN, INC.

                                      INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1 - Financial Statements

      Condensed Consolidated Statements of Operations -
       For the three and nine months ended September 30, 1999 and 1998.    3

      Condensed Consolidated Balance Sheets -
       September 30, 1999 and December 31, 1998 . . . . . . . . . . . .    4

      Condensed Consolidated Statements of Stockholders' Equity
       For the nine months ended September 30, 1999 and the year ended
       December 31, 1998. . . . . . . . . . . . . . . . . . . . . . . .    5

      Condensed Consolidated Statements of Cash Flows -
       For the nine months ended September 30, 1999 and 1998. . . . . .    6

      Notes to Condensed Consolidated Financial Statements. . . . . . .    7

   ITEM 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . . . . . . . . .   14

PART II - OTHER INFORMATION

   ITEM 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   24

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

                                   WELLMAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                         THREE MONTHS        NINE MONTHS
                                      ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                        -------------       --------------
                                        1999      1998      1999      1998
                                        ----      ----      ----      ----
Net sales. . . . . . . . . . . . . . .$223,206  $237,025  $674,732  $761,373
Cost of sales. . . . . . . . . . . . . 207,413   205,252   608,223   643,989
                                      --------  --------  --------  --------

Gross profit . . . . . . . . . . . . .  15,793    31,773    66,509   117,384
Selling, general and
 administrative expenses . . . . . . .  18,566    17,683    54,789    55,940
Restructuring charge, net. . . . . . .      --        --    18,972        --
                                      --------  --------  --------  --------

Operating income (loss). . . . . . . .  (2,773)   14,090    (7,252)   61,444
Interest expense, net. . . . . . . . .   3,040     1,978    10,715     6,610
                                      --------  --------  --------  --------
Earnings (loss) before income taxes
 and cumulative effect of
 accounting change . . . . . . . . . .  (5,813)   12,112   (17,967)   54,834

Income tax expense (benefit) . . . . .  (1,743)    4,424    (5,167)   20,014
                                      --------  --------  --------  --------

Earnings (loss) before cumulative
 effect of accounting change . . . . .  (4,070)    7,688   (12,800)   34,820
Cumulative effect of accounting change,
 net of tax. . . . . . . . . . . . . .      --        --    (1,769)       --
                                      --------  --------  --------  --------

Net earnings (loss). . . . . . . . . .$ (4,070) $  7,688  $(14,569) $ 34,820
                                      ========  ========  ========  ========
Basic net earnings (loss) per
 common share:

  Earnings (loss) before cumulative
   effect of accounting change . . . .$  (0.13) $   0.25  $  (0.41) $   1.12
  Cumulative effect of accounting
   change. . . . . . . . . . . . . . .      --        --     (0.06)       --
                                      --------  --------  --------  --------

  Net earnings (loss). . . . . . . . .$  (0.13) $   0.25  $  (0.47) $   1.12
                                      ========  ========  ========  ========
Diluted net earnings (loss) per
 common share:

  Earnings (loss) before cumulative
   effect of accounting change . . . .$  (0.13) $   0.25  $  (0.41) $   1.11
  Cumulative effect of accounting
   change. . . . . . . . . . . . . . .      --        --     (0.06)       --
                                      --------  --------  --------  --------

  Net earnings (loss). . . . . . . . .$  (0.13) $   0.25  $  (0.47) $   1.11
                                      ========  ========  ========  ========

            See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                  September 30,  December 31,
                                                      1999           1998
                                                   ----------    ------------
Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . .   $       --     $       --
  Accounts receivable, less allowance of $3,775
   in 1999 and $4,184 in 1998. . . . . . . . . .       73,448        101,420
  Inventories. . . . . . . . . . . . . . . . . .      161,888        183,883
  Prepaid expenses and other current assets. . .       15,279         18,959
                                                   ----------     ----------
     Total current assets. . . . . . . . . . . .      250,615        304,262
Property, plant and equipment, at cost:
  Land, buildings and improvements . . . . . . .      130,698        107,730
  Machinery and equipment. . . . . . . . . . . .      831,385        762,800
  Construction in progress . . . . . . . . . . .      229,830        437,084
                                                   ----------     ----------
                                                    1,191,913      1,307,614
  Less accumulated depreciation. . . . . . . . .     (374,517)      (392,756)
                                                   ----------     ----------
     Property, plant and equipment, net. . . . .      817,396        914,858
Cost in excess of net assets acquired, net . . .      251,539        262,089
Other assets, net. . . . . . . . . . . . . . . .       11,990          9,956
                                                   ----------     ----------
                                                   $1,331,540     $1,491,165
                                                   ==========     ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .   $   53,234     $   64,013
  Accrued liabilities. . . . . . . . . . . . . .       55,188         40,895
  Current portion of long-term debt. . . . . . .       33,200        145,869
                                                   ----------     ----------
     Total current liabilities . . . . . . . . .      141,622        250,777
Long-term debt . . . . . . . . . . . . . . . . .      375,594        410,679
Deferred income taxes and other liabilities. . .      198,041        186,455
                                                   ----------     ----------
     Total liabilities . . . . . . . . . . . . .      715,257        847,911
Stockholders' equity:
  Class A common stock, $0.001 par value;
   55,000,000 shares authorized, 33,929,450
   shares issued in 1999, 33,816,212 in 1998 . .           34             34
  Class B common stock, $0.001 par value; 5,500,000
   shares authorized; no shares issued . . . . .           --             --
  Paid-in capital. . . . . . . . . . . . . . . .      239,267        237,810
  Accumulated other comprehensive income (loss).         (252)         5,133
  Retained earnings. . . . . . . . . . . . . . .      426,758        449,801
  Less Class A common stock in treasury, at cost:
   2,500,000 shares. . . . . . . . . . . . . . .      (49,524)       (49,524)
                                                   ----------     ----------
     Total stockholders' equity. . . . . . . . .      616,283        643,254
                                                   ----------     ----------
                                                   $1,331,540     $1,491,165
                                                   ==========     ==========

            See notes to condensed consolidated financial statements.

                                               WELLMAN, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (In thousands)

                                     COMMON                   ACCUMULATED
                                  STOCK ISSUED                   OTHER
                                 ---------------    PAID-IN  COMPREHENSIVE  RETAINED TREASURY
                                 SHARES   AMOUNT    CAPITAL  INCOME (LOSS)  EARNINGS   STOCK     TOTAL
                                 ------   ------    -------    ----------   --------  -------    -----
 Balance at December 31, 1997 .  33,638    $34      $234,179    $   372     $449,373 $(49,524) $634,434
 Net earnings . . . . . . . . .                                               11,681             11,681
 Currency translation
  adjustments . . . . . . . . .                                   4,761                           4,761
                                                                                               --------
 Total comprehensive income . .                                                                  16,442
 Cash dividends ($0.36 per
  share). . . . . . . . . . . .                                              (11,253)           (11,253)
 Exercise of stock options. . .      65                1,136                                      1,136
 Issuance of restricted stock .     113                2,352                                      2,352
 Tax effect of exercise of
  stock options . . . . . . . .                          143                                        143
                                 ------    ---      --------    -------     -------- --------  --------
 Balance at December 31, 1998 .  33,816    $34      $237,810    $ 5,133     $449,801 $(49,524) $643,254
 Net loss . . . . . . . . . . .                                              (14,569)           (14,569)
 Currency translation
  adjustments . . . . . . . . .                                  (5,385)                         (5,385)
                                                                                               --------
 Total comprehensive loss . . .                                                                 (19,954)
 Cash dividends ($0.27 per
  share). . . . . . . . . . . .                                               (8,474)            (8,474)
 Issuance of restricted stock .     113                1,198                                      1,198
 Amortization of deferred
  compensation. . . . . . . . .                          259                                        259
                                 ------    ---      --------    -------     -------- --------  --------
 Balance at September 30, 1999.  33,929    $34      $239,267    $(  252)    $426,758 $(49,524) $616,283
                                 ======    ===      ========    =======     ======== ========  ========

                     See notes to condensed consolidated financial statements.

                                  WELLMAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (In thousands)

                                                      1999            1998
                                                      ----            ----
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . $(14,569)       $ 34,820
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . .   41,580          47,020
    Amortization. . . . . . . . . . . . . . . . . .    6,943           6,556
    Deferred income taxes . . . . . . . . . . . . .   (2,865)          8,008
    Provision for restructuring . . . . . . . . . .   18,972              --
    Cumulative effect of accounting change. . . . .    1,769              --
    Changes in assets and liabilities . . . . . . .   21,580         (33,063)
                                                    --------        --------

  Net cash provided by operating activities . . . .   73,410          63,341
                                                    --------        --------
Cash flows from investing activities:
  Proceeds from sale of property, plant and
   equipment. . . . . . . . . . . . . . . . . . . .  150,000              --
  Additions to property, plant and equipment. . . .  (69,830)       (163,161)
                                                    --------        --------

  Net cash provided by (used in) investing
   activities . . . . . . . . . . . . . . . . . . .   80,170        (163,161)
                                                    --------        --------
Cash flows from financing activities:
  Borrowings (repayments) under long-term debt, net (146,223)        105,167
  Dividends paid on common stock. . . . . . . . . .   (8,474)         (8,429)
  Issuance of restricted stock. . . . . . . . . . .    1,198           1,958
  Exercise of stock options . . . . . . . . . . . .       --           1,136
                                                    --------        --------

  Net cash provided by (used in) financing
   activities . . . . . . . . . . . . . . . . . . . (153,499)         99,832
                                                    --------        --------
Effect of exchange rate changes on cash
 and cash equivalents . . . . . . . . . . . . . . .      (81)            (12)
                                                    --------        --------

Increase (decrease) in cash and cash equivalents. .        0               0
Cash and cash equivalents at beginning of period. .        0               0
                                                    --------        --------

Cash and cash equivalents at end of period. . . . . $      0        $      0
                                                    ========        ========

Supplemental cash flow data:
  Cash paid (received) during the period for:
    Interest (net of amounts capitalized) . . . . . $ 10,814        $  7,447
    Income taxes paid (received). . . . . . . . . . $ (8,881)       $  9,144
  Non-cash investing activities financed
   through government grants. . . . . . . . . . . . $     35        $  4,046

           See notes to condensed consolidated financial statements.

                                   WELLMAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Information for the three and nine months ended
                   September 30, 1999 and 1998 is unaudited)
                     (In thousands, except per share data)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2.  EARNINGS (LOSS) PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                       1999      1998        1999      1998
                                      ------    ------      ------    ------
Numerator for basic and diluted
 earnings (loss) per common share:
  Earnings (loss) before cumulative
   effect of accounting change. .    $ (4,070)  $ 7,688    $(12,800)  $34,820
  Cumulative effect of
   accounting change. . . . . . .          --        --      (1,769)       --
                                     --------   -------    --------   -------
  Net earnings (loss) . . . . . .    $ (4,070)  $ 7,688    $(14,569)  $34,820
                                     ========   =======    ========   =======
Denominator:
  Denominator for basic earnings
   (loss) per common share -
   weighted-average shares             31,203    31,198      31,203    31,170
  Effect of dilutive securities:
    Employee stock options and
     restricted stock . . . . . .          --        97          --       249
                                     --------   -------    --------   -------
  Denominator for diluted earnings
   (loss) per common share-adjusted
   weighted average shares. . . .      31,203    31,295      31,203    31,419
                                     ========   =======    ========   =======

                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                       1999      1998       1999      1998
                                      ------    ------     ------    ------
Basic net earnings (loss) per
 common share:

  Earnings (loss) before cumulative
   effect of accounting change. .    $ (0.13)  $  0.25    $  (0.41)  $  1.12
  Cumulative effect of accounting
   change . . . . . . . . . . . .          -         -       (0.06)        -
                                     -------   -------    --------   -------
  Net earnings (loss) . . . . . .    $ (0.13)  $  0.25    $  (0.47)  $  1.12
                                     =======   =======    ========   =======

Diluted net earnings (loss) per
 common share:

  Earnings (loss) before cumulative
   effect of accounting change. .    $ (0.13)  $  0.25    $  (0.41)  $  1.11
  Cumulative effect of accounting
   change . . . . . . . . . . . .          -         -       (0.06)        -
                                     -------   -------    --------   -------
  Net earnings (loss) . . . . . .    $ (0.13)  $  0.25    $  (0.47)  $  1.11
                                     =======   =======    ========   =======

3.  ACCOUNTS RECEIVABLE SECURITIZATION

    During the second quarter of 1999, the Company entered into a one-year agreement whereby the Company may sell without recourse up to $65,000 in an undivided interest in certain of its domestic trade accounts receivable, on a revolving basis, through an unconsolidated receivables subsidiary. At September 30, 1999, $54,760 of trade accounts receivable were sold under this program. The sales of trade accounts receivable have been reflected as a reduction of accounts receivable in the Company's Condensed Consolidated Balance Sheet. Proceeds from receivable sales are less than the face amount of the trade accounts receivable, since such receivables are sold at a discounted amount. Discounts incurred for the three and nine months ended September 30, 1999, which were approximately $800 and $1,200, respectively, were charged to selling, general and administrative expenses.

4.  INVENTORIES

    Inventories consist of the following:
                                       September 30,        December 31,
                                           1999                1998
                                         --------            --------
    Raw materials. . . . . . . . . . .   $ 65,187            $ 66,580
    Finished and semi-finished goods .     85,386             103,840
    Supplies . . . . . . . . . . . . .     11,315              13,463
                                         --------            --------
                                         $161,888            $183,883
                                         ========            ========

    Certain inventories were valued at market, which was below cost at September 30, 1999 and December 31, 1998 by $10,482 and $11,458,
respectively.

5.  SALE AND LEASEBACK

    During the second quarter of 1999, the Company sold certain production equipment in connection with a sale and leaseback transaction. The lease has been classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The lease has a term of five years, contains purchase and lease renewal options at projected future fair market values and has a residual value guarantee. The net book value of the equipment sold totaled approximately $118,000. The gain realized from this sale, totaling approximately $32,000, has been deferred and is being credited to income as reductions in rental expense ratably over the lease term. Rent expense, net of the amortized gain, totaled $140 for the three months ended September 30, 1999. Future minimum lease payments are currently expected to approximate $2,600 per quarter through July 2004.

6.  ACCOUNTING CHANGES

    Effective January 1, 1999, the Company adopted the AICPA's Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP have been reported as a cumulative effect of an accounting change. The effect of the change was to increase the net loss for the nine months ended September 30, 1999 by $1,769, or $0.06 per diluted share, after tax. The effect of the new pronouncement on the loss, exclusive of the cumulative effect of the accounting change, for the first nine months of 1999 was not material.

    The Company has extended the estimated useful lives of certain equipment to reflect time periods more consistent with actual historical experience and anticipated utilization of the assets. The effect of the change was to decrease depreciation expense by approximately $500 for the three months ended September 30, 1999 and $3,700 for the first nine months of 1999.

7.  RESTRUCTURING CHARGES

    The net restructuring charge of $18,972 in the nine months ended September 30, 1999 was comprised of the 1999 restructuring charge of $19,195 related to the Company's cost reduction and productivity improvement plan, net of a $223 adjustment for the now-completed 1997 restructuring plan.


                           1999 Restructuring
                           ------------------

    During the second quarter of 1999, the Company implemented an overall cost reduction and productivity improvement plan, expected to improve long-term profitability and stockholder returns. The Company recorded a pretax restructuring charge totaling $19,195 in the second-quarter of 1999. The plan included a pretax charge of $11,483 for closing the Company's wool business (to be completed by the end of 1999), which consisted of an impairment charge of $8,033 to write-down those related assets to their fair value, an accrual for closure costs of $1,880, a $1,320 accrual for severance, and a $250 accrual for other exit costs. The Company's wool business reported sales and an operating loss for the three months ended September 30, 1999 of $3,860 and $(103), respectively, compared to sales and operating income for the three months ended September 30, 1998 of $6,846 and $17, respectively. Sales and an operating loss for the first nine months of 1999 for the Company's wool business were $14,843 and $(532), respectively, compared to sales and operating income for the first nine months of 1998 of $27,469 and $512, respectively. In addition, the plan included a pretax charge of $2,901 to close the Company's New York facility, which included lease termination costs and an accrual for severance. The plan included an additional accrual for severance costs for other positions throughout the Company. The closure of the wool business and other cost reductions throughout the Company will result in the termination of approximately 120 and 130 employees, respectively. As of September 30, 1999, the Company had terminated 82 employees.

    The following represents changes in the accruals since the plan was adopted:

                                         Closure and
                                            Lease
                           Termination   Termination      Accrual for
                             Benefits      Costs        Other Expenses
                           -----------   -----------    --------------
Accrual during the second
 quarter of 1999. . . . . .   $6,547       $3,026             $745
Cash payments through
 September 30, 1999 . . . .   (2,370)         (47)             (33)
                              ------       ------             ----
Accrual balance at September
 30, 1999 . . . . . . . . .   $4,177       $2,979             $712
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

    The following represents changes in the accruals since December 31, 1998:

                                                Termination    Accrual for
                                                  Benefits    Other Expenses
                                                -----------   --------------
Accrual balance  at December 31, 1998 . . . . . .  $1,406         $1,717
Cash payments in the first nine months of 1999. .   1,322          1,716
                                                   ------         ------
Accrual balance at September 30, 1999 . . . . . .  $   84         $    1
                                                   ======         ======

The remaining activity associated with the 1998 restructuring is expected to be completed during the fourth quarter of 1999.

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

    Accrual balance at  December 31, 1998. . . . . .   $861

    Cash payments in the first six months of 1999. .   (638)
    Overaccrual included in earnings in the
     second quarter of 1999 . . . .. . . . . . . . .   (223)
                                                       ----
    Accrual balance at June 30, 1999 and
     September 30, 1999. . . . . . . . . . . . . . .   $  0

                                                       ====
8.  BORROWING ARRANGEMENTS

    During the third quarter of 1999, the Company refinanced its $330,000 unsecured senior revolving credit facility. The Company's new $450,000 unsecured facility is comprised of a $125,000 364-day revolving credit facility and a $325,000 four-year revolving credit facility (the "Facility"). The Facility, which matures in September 2003, provides the Company the ability to borrow under bid loans. Bid loans bear interest at the offering bank's prevailing interest rate and reduce the availability under the Facility. The Facility has no scheduled principal repayments, and any borrowings under non-Bid loans bear interest at the Company's option at
(a) the prime rate or (b) the LIBOR rate plus an applicable margin.

9.  PRODUCTION OUTAGES

    In August 1999, the Company experienced mechanical problems in its PET resin production process primarily resulting from an electrical failure. In addition, the Company's other manufacturing facilities in the Carolinas experienced reduced levels of production in September 1999 due to a hurricane. Production outages associated with these events increased the pretax loss during the third quarter of 1999 by approximately $8,800, or $0.20 per diluted share, net of tax. The Company estimates the total costs associated with these problems to approximate $10,900, of which $2,100 was recorded by the Company as an insurance receivable for property damages in the third quarter of 1999. In addition, the Company has business interruption insurance that it expects will mitigate a portion of unabsorbed costs and lost profits. Any proceeds from the business interruption claim will result in income in the period the claim is settled.

10.  COMMITMENTS AND CONTINGENCIES

    The Company has commitments and contingent liabilities, including environmental liabilities, commitments relating to certain state incentives, raw material purchase commitments, and various operating commitments, including commitments to provide certain retirement benefits.

    The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $9,300 and $28,900. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $13,800 at September 30, 1999 and $16,000 at December 31, 1998, which are reflected as other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from $8,400 to $21,000. These non-capital and capital expenditures are expected to be incurred during the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

    In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During the three and nine months ending September 30, 1999, the Company recognized approximately $2,000 and $4,000 of grant income, respectively. As of September 30, 1999, the Company had a deferred liability of approximately $23,000 which it expects to be reduced as these conditions are satisfied.

    The Company has entered into commitments to purchase raw materials in the ordinary course of its trade or business. The minimum payments under these commitments approximate $19,000 per year. The commitments extend for varying periods up to 10 years and, in general, the prices are not in excess of current market prices.

    The Company has certain obligations under several qualified and nonqualified retirement plans. During the second quarter of 1999, modifications made to a retirement plan resulted in the Company decreasing its operating loss by approximately $2,300 during the first nine months of 1999.

11.  COMPREHENSIVE INCOME (LOSS)

    Accumulated other comprehensive income (loss) is comprised of foreign currency translation. There is no provision for U.S. federal and state income taxes on the earnings that are permanently invested and on the related translation adjustments. Comprehensive income (loss) was $549 and $14,108 for the three months ended September 30, 1999 and 1998, and $(19,954) and $40,225 for the nine months ended September 30, 1999 and 1998, respectively.

12. SEGMENT INFORMATION

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

                                            Recycled    Packaging
                                  Fibers    Products    Products
                                  Group      Group       Group        Total
                                   -----     -----       -----        -----
Three months ended September 30, 1999
-------------------------------------
Revenues. . . . . . . . . . . .  $ 74,561   $ 66,990   $ 81,655   $  223,206
Segment profit (loss) . . . . .    (3,004)       380       (149)      (2,773)
Assets (1). . . . . . . . . . .   400,576    248,561    425,305    1,074,442

Three months ended September 30, 1998
-------------------------------------
Revenues. . . . . . . . . . . .  $ 88,005   $ 81,661   $ 67,359   $  237,025
Segment profit (loss) . . . . .     8,143      1,071      4,876       14,090

Nine months ended September 30, 1999
------------------------------------
Revenues. . . . . . . . . . . .  $219,570   $224,276   $230,886   $  674,732
Segment profit (loss) . . . . .    (4,109)     8,317      7,512       11,720

Nine months ended September 30, 1998
------------------------------------
Revenues. . . . . . . . . . . .  $279,858   $284,492   $197,023   $  761,373
Segment profit (loss) . . . . .    29,463     19,169     12,812       61,444

(1)  Assets for the Packaging Products Group increased by approximately
     $138,000 at September 30, 1999 compared to the amount reported in the December 31, 1998 Form 10-K, primarily due to the commencement of operations of two resin production lines at the Company's Pearl River facility, offset in part by the sale and leaseback of certain assets at the Company's Palmetto facility (See note 5).

    Following are the reconciliations of earnings (loss) before income taxes and cumulative effect of accounting change for reportable segments to corresponding totals in the Condensed Consolidated Financial Statements:

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                 ------------------       ----------------
                                  1999       1998          1999       1998
                                  ----       ----          ----       ----

Total for reportable segments . $ (2,773)   $14,090      $ 11,720    $61,444
Restructuring charge. . . . . .       --         --       (18,972)        --
Interest expense, net . . . . .   (3,040)    (1,978)      (10,715)    (6,610)
                                --------    -------      --------    -------
Earnings (loss) before income
 taxes and cumulative effect
 of accounting change . . . . . $ (5,813)   $12,112      $(17,967)   $54,834
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

    The Company is nearing completion of its new, state-of-the-art Pearl River Plant in Mississippi. This facility commenced operation of two 235 million pound PET resin production lines in the first and second quarters of 1999. The Company expects to commence sales from the third and final line, a polyester fiber production line, in the second quarter of 2000. The production capacity of the line is 230 million pounds annually. See "Outlook" below.

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

PRODUCTION OUTAGES

    In August 1999, the Company experienced mechanical problems in its PET resin production process primarily resulting from an electrical failure. In addition, the Company's other manufacturing facilities in the Carolinas experienced reduced levels of production in September 1999 due to a hurricane. Production outages associated with these events increased the pretax loss during the third quarter of 1999 by approximately $8.8 million, or $0.20 per diluted share, net of tax. The Company estimates the total costs associated with these problems to approximate $10.9 million, of which $2.1 million was recorded by the Company as an insurance receivable for property damages in the third quarter of 1999. In addition, the Company has business interruption insurance that it expects will mitigate a portion of unabsorbed costs and lost profits. Any proceeds from the business interruption claim will result in income in the period the claim is settled.

RESTRUCTURINGS

    During the second quarter of 1999, the Company approved an overall cost reduction and productivity improvement plan, expected to improve long-term profitability and stockholder returns. As a result, the Company recorded a pretax restructuring charge of $19.2 million, or $0.41 per diluted share after tax, in its second-quarter 1999 earnings. The Company announced plans to close its wool business in Johnsonville, S.C. by the end of the year and began implementing other cost reduction and productivity improvement plans throughout the Company. See note 7 to the Company's Condensed Consolidated Financial Statements for details of the second-quarter 1999 restructuring charge.

    The Company's cost reduction and productivity improvement plan is expected to generate planned annual pretax savings of approximately
$35.0 million, which began to phase in during the third quarter of 1999 and is expected to continue into 2000. See "Outlook" below. The savings associated with the cost reduction portion of the plan, expected to be approximately $25.0 million, will primarily result from lower costs for services, supplies, and wages. The productivity improvement portion of the plan is expected to generate savings of approximately $10.0 million and to increase unit sales volumes and lower annual costs by means of throughput and manufacturing improvements and operational efficiencies in production facilities. Cost reductions pursuant to the 1999 restructuring plan derived in the third quarter of 1999 are estimated to be approximately $1.5 to $2.0 million.

    In the fourth quarter of 1998, the Company adopted a restructuring plan to consolidate and lower the overall operating costs of the business units in the RPG. In connection with this plan, the Company closed the operations of a leased manufacturing facility in New Jersey and a sales office in Europe. The Company recorded a pretax charge of $6,861, or $0.14 per diluted share after tax, in its 1998 fourth-quarter earnings. See note 7 to the Company's

Condensed Consolidated Financial Statements for details of charges to the accruals since December 31, 1998.

    Benefits derived in the first nine months of 1999 from the 1998 restructuring are estimated to be approximately $4.0 million.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    Net sales for the three months ended September 30, 1999 decreased 5.8% to $223.2 million from $237.0 million for the prior year period. This decrease was primarily the result of reductions in worldwide polyester fiber selling prices. The economic and financial troubles in the Far East that began in 1997 have resulted in significant increases in fiber imports from that region and intense price pressure on worldwide fiber markets. Net sales for the Fibers Group decreased 15.3% to $74.6 million in the 1999 period from $88.0 million in the 1998 period, primarily due to a 16.8% decline in the average selling price per pound of polyester fiber. Net sales for the RPG decreased 18.0% to $67.0 million in the 1999 period from $81.7 million in the 1998 period, primarily as a result of lower average selling prices and lower unit volumes for recycled polyester fiber, which declined 15.7% and 2.7%, respectively. In addition, the RPG experienced a 21.4% decline in net sales in other divisions, primarily as a result of the closure of a manufacturing facility in New Jersey and significantly lower sales in the Company's wool business. (See "Restructurings" above.) Net sales for the PPG increased 21.2% to $81.7 million in the 1999 period from $67.4 million in the 1998 period due to a 40.5% increase in PET resin unit volumes, reflecting the start-up in the first half of 1999 of the two PET resin production lines at the Company's new Pearl River facility. Higher volumes more than offset a 13.7% decline in the average selling price per pound of PET resin.

    Cost of sales increased 1.1% to $207.4 million for the three months ended September 30, 1999 from $205.3 million for the three months ended September 30, 1998, primarily due to increased volume from the start-up of the two PET resin production lines and the effects on operations from the production outages. (See "Production Outages" above.) This increase was offset in part by lower costs associated with the closed facilities and lower costs associated with the Company's wool business. (See "Restructurings" above.) As a percentage of sales, cost of sales increased to 92.9% in the 1999 period from 86.6% in the 1998 period. Excluding the effects of the outages, as a percentage of sales, cost of sales increased to 89.0% in the 1999 period. This increase resulted from lower selling prices and slightly higher raw material costs. For the Fibers Group, cost of sales as a percentage of sales increased 12.0% in the 1999 period compared to the 1998 period. This increase was primarily due to lower polyester fiber selling prices and higher chemical raw material costs, partially offset by lower spending. For the RPG, cost of sales as a percentage of sales decreased 2.0% in the 1999 period compared to the 1998 period due to lower raw material costs. For the PPG, cost of sales as a percentage of sales increased 6.6% in the 1999 period as compared to the 1998 period. This was primarily due to lower selling prices, higher raw material costs and the electrical outage at the Company's Pearl River facility. (See "Production Outages" above.) The increase was offset in part by grant income (See note 10 to the Company's Condensed Consolidated Financial Statements).

    As a result of the foregoing, gross profit for the 1999 period declined 50.3% to $15.8 million in the 1999 period compared to $31.8 million in the 1998 period. Excluding the production outages discussed above, gross profit for the 1999 period decreased 22.7% to $24.6 million in the 1999 period compared to $31.8 million in the 1998 period.

    Selling, general and administrative expenses amounted to $18.6 million, or 8.3% of sales, in the 1999 period compared to $17.7 million, or 7.5% of sales, in the 1998 period. Selling, general and administrative expenses increased primarily as a result of the discounts taken on accounts receivable sold, offset in part by lower spending associated with the Company's closed facilities and its cost reduction and productivity improvement plan. See notes 3 and 7 to the Company's Condensed Consolidated Financial Statements.

    The Company's effective tax rate for the three months ended September 30, 1999 was 30.0% compared to 36.5% for the three months ended September 30, 1998. The estimated rate for 1999 has primarily been affected by the Company incurring a loss in 1999 compared to income in 1998 and by the increase in the amount of nondeductible goodwill increasing in 1999 as a result of the write-off of goodwill associated with the closure of the Company's wool business.

    As a result of the foregoing, the Company reported a net loss of $(4.1) million, or $(0.13) per diluted share after tax, for the three months ended September 30, 1999. Excluding the production losses, the Company's net earnings were $2.1 million, or $0.07 per diluted share after tax, for the three months ended September 30, 1999 compared to $7.7 million, or $0.25 per diluted share after tax, for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

    Net sales for the nine months ended September 30, 1999 decreased 11.4% to $674.7 million from $761.4 million for the nine months ended September 30, 1998. This decrease was primarily the result of reductions in worldwide polyester fiber and PET resins selling prices. Net sales for the Fibers Group decreased 21.5% to $219.6 million in the 1999 period from $279.9 million in the 1998 period, primarily due to a 19.7% decline in the average selling price per pound of polyester fiber. In addition, polyester fiber unit volumes decreased 2.3%. Net sales for the RPG decreased 21.2% to $224.3 million in the 1999 period from $284.5 million in the 1998 period, primarily as a result of lower average selling prices and lower unit volumes for recycled polyester fiber, which declined 14.2% and 8.1%, respectively. In addition, the RPG experienced a 17.7% decline in net sales in other divisions as a result of the closure of a leased manufacturing facility in New Jersey and significantly lower sales in the Company's wool business. (See "Restructurings" above.) Net sales for the PPG increased 17.2% to $230.9 million in the 1999 period from $197.0 million in the 1998 period due to a 46.2% increase in PET resin unit volumes, reflecting the start-up in the first half of 1999 of two new resin production lines. Higher volumes more than offset a 19.8% decline in the average selling price per pound of PET resin.

    Cost of sales decreased 5.6% to $608.2 million for the nine months ended September 30, 1999 from $644.0 million for the nine months ended September 30, 1998. This decrease is due to lower domestic fiber volumes and the effect of the closed (or to be closed) facilities more than offsetting costs associated with the aforementioned start-up of two PET resin production lines and the production outages. Excluding the production outage, cost of sales decreased 6.9% to $599.4 million for the nine months ended September 30,

1999. As a percentage of sales, however, cost of sales increased to 90.1% in the 1999 period from 84.6% in the 1998 period due to lower worldwide selling prices. For the Fibers Group, cost of sales as a percentage of sales increased 10.8% in the 1999 period compared to the 1998 period, primarily due to lower polyester fiber selling prices, which were partially offset by lower chemical raw material costs. For the RPG, cost of sales as a percentage of sales remained essentially unchanged in the 1999 period compared to the 1998 period. For the PPG, cost of sales as a percentage of sales increased 4.4% in the 1999 period as compared to the 1998 period, resulting from lower worldwide PET resins selling prices offset in part by lower chemical raw material costs and grant income. (See note 10 to the Company's Condensed Consolidated Financial Statements.)

    As a result of the foregoing, gross profit for the nine months ended September 30, 1999 declined 43.3% to $66.5 million in the 1999 period compared to $117.4 million in the 1998 period.

    Selling, general and administrative expenses amounted to $54.8 million, or 8.1% of sales, in the 1999 period compared to $55.9 million, or 7.3% of sales, in the 1998 period. This decrease was primarily due to lower spending associated with the Company's closed facilities and its cost reduction and productivity improvement plan, offset in part by the discounts taken on accounts receivable sold. See notes 3 and 7 to the Company's Condensed Consolidated Financial Statements.

    As a result of the foregoing, the Company reported an operating loss of $(7.3) million for the nine months ended September 30, 1999. Excluding the restructuring charge recorded in the second quarter of 1999 and the aforementioned production outages, operating income decreased 66.6% to $20.5 million from $61.4 million in the 1998 period.

    Interest expense was $10.7 million in the 1999 period compared to $6.6 million in the 1998 period. The increase is primarily due to less capitalized interest in 1999 as the Company commenced operation of two of three production lines at its Pearl River Plant in Mississippi. See "Outlook" below.

    The Company's effective tax rate for the nine months ended September 30, 1999 was 28.7% compared to 36.5% for the nine months ended September 30, 1998. The estimated rate for 1999 has primarily been affected by the Company incurring a loss in 1999 compared to income in 1998 and by the increase in the amount of nondeductible goodwill increasing in 1999 as a result of the write-off of goodwill associated with the closure of the Company's wool business.

    As a result of the foregoing, the Company reported a net loss before the cumulative effect of a change in accounting principle of $12.8 million, or $(0.41) per diluted share, for the nine months ended September 30, 1999. Excluding the production outages in the third quarter (see "Production Outages" above), the restructuring charge in the second quarter of 1999 (see "Restructurings" above), and the cumulative effect of accounting change, net earnings were $6.3 million, or $0.20 per diluted share, compared to $34.8 million, or $1.11 per diluted share, in the 1998 period. Effective January 1, 1999, the Company adopted the AICPA's Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP have been reported as a cumulative effect of a change in accounting principle. The effect of the change was to decrease net income in the first quarter of 1999 by $1.8 million, or $0.06 per diluted share.

OUTLOOK

    The following statements are forward looking statements and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

    The U.S. polyester fiber markets continue to be adversely impacted by the imports of fiberfill staple, yarn, fabric and apparel. High levels of Asian imports are still present throughout the domestic textile chain. With margins at historically low levels in the third quarter of 1999, fiber price increases were announced during the fourth quarter of 1999. Subsequent to this announcement, raw materials costs were increased effective October 1, 1999. As a result, margins in the fourth quarter of 1999 are not expected to improve and may deteriorate further if the announced price increase is not fully realized.

    On November 1, 1999 the U.S. Department of Commerce released its preliminary anti-dumping duty finding on polyester fiberfill staple producers in Taiwan and Korea. Under the finding, producers in Korea will be assessed a preliminary anti-dumping duty of from 3.5% to 26.4%; no duty was assessed against Taiwan producers. Additionally, "Critical Circumstance" was determined by the Department of Commerce and should result in the duty being imposed retroactively to the beginning of August 1999. The Department of Commerce is expected to finalize its anti-dumping review within the next six months.

    The start-up of the 230 million-pound staple line at the Company's new Pearl River facility is scheduled for the second quarter of 2000. This facility was designed to produce finer denier, high tenacity staple fiber with superior quality at low cost. After the new staple facility is operating at planned levels, the Company expects to take various staple lines at its Palmetto facility in South Carolina out of production for maintenance. After the maintenance is completed, these lines will be returned to production when justified by business conditions. The combined effect of the start up and maintenance is that the Company's overall fiber production is only expected to increase by 50-60 million pounds in 2000. The earnings associated with the additional revenues will be reduced by operating costs at the Pearl River facility (including depreciation), fixed costs related to nonproductive equipment at the Palmetto facility, and interest expense that was previously capitalized as a part of the construction of the Pearl River facility. As a result, earnings are expected to be negatively impacted until either volumes or margins improve.

    The two 235 million pound PET resin production lines came on stream earlier this year at the Company's new Pearl River facility. As a result, resins sales volume is expected to increase significantly in 1999 and beyond. Shipments of PET resin in the fourth quarter of 1999 are expected to be greater than those in the third quarter of 1999. Industry capacity utilization rates in the PET resins market are expected to increase. In the third quarter of 1999, domestic producers of PET resin announced price increases to take effect November 1, 1999. Subsequent to this announcement, PET resin raw material costs increased effective October 1, 1999 by an amount greater than the announced selling price increase. As a result, the Company's profit margins are expected to be negatively impacted.

    Cost savings pursuant to the 1999 restructuring plan of approximately $2.5 to $3.0 million are expected in the fourth quarter of 1999. See "Restructurings" above.

    In 2000 the Company expects its sales volume, on a worldwide basis, to be
1.0 to 1.1 billion pounds of fiber and 0.9 to 1.0+ billion pounds of PET resin. This sales volume includes the start up of the staple line at the Company's Pearl River facility and the productivity improvements resulting from the Company's cost reduction and productivity improvement plan. The cost savings portion of the cost reduction and productivity improvement plan is expected to produce savings of $10.0 to $15.0 million in 2000. The Company expects depreciation and amortization expense to be $80 to $85 million and interest expense to be $25.0 to $30.0 million.

    The production outages that occurred in the third quarter of 1999 may produce a positive result in 2000. As mentioned in the "Production Outages" section above, the Company reported unabsorbed costs and lost profits of approximately $8.8 million in the third quarter of 1999. The Company has business interruption insurance that it expects will mitigate a portion of these unabsorbed costs and lost profits. Any proceeds from the business interruption claim will result in income in the period settled.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations was $73.4 million for the nine months ended September 30, 1999 compared to $63.3 million provided by operations for the nine months ended September 30, 1998. The Company entered into an asset securitization program in the second quarter of 1999 which provided approximately $60.0 million. See note 3 to the Company's Condensed Consolidated Financial Statements.

    Net cash provided by investing activities amounted to $80.2 million in the first nine months of 1999 compared to net cash used in investing activities of $163.2 million in the first nine months of 1998. During the second quarter of 1999, the Company sold certain production equipment in connection with a sale and leaseback transaction. The proceeds of approximately $150.0 million from the sale were received in July 1999 and were used to pay down debt. Future minimum lease payments are currently expected to approximate $2.6 million per quarter through June 2004. See note 5 to the Company's Condensed Consolidated Financial Statements. Management expects to spend between $90 and $95 million on capital expenditures in 1999, with the majority being spent to complete the construction of the Pearl River facility. Capital spending for 2000 is expected to be $25.0 to $40.0 million.

    Net cash used in financing activities amounted to $153.5 million in the 1999 period compared to net cash provided by financing activities of $99.8 million in the 1998 period. As noted above, the $150 million of proceeds from the sale of certain equipment in connection with a sale and leaseback transaction were used to pay down debt.

    During the third quarter of 1999, the Company refinanced its $330 million unsecured senior revolving credit facility. The Company's new $450 million unsecured facility is comprised of a $125 million 364-day revolving credit facility and a $325 million four-year revolving credit facility (the "Facility"). The Facility, which matures in September 2003, provides the
Company the ability to borrow under bid loans   Bid loans bear interest at
the offering bank's prevailing interest rate and reduce the availability under the Facility. The Facility has no scheduled principal repayments, and any borrowings under non-Bid loans bear interest at the Company's option, at
(a) the prime rate or (b) the LIBOR rate plus an applicable margin.

    The Company's financing agreements contain normal financial and restrictive covenants. Certain subsidiaries have guaranteed substantially all of the Company's indebtedness for borrowed money. The financial resources available to the Company at September 30, 1999 include $450.0 million under its new revolving credit facilities, unused short-term uncommitted lines of credit aggregating approximately $110.0 million, and internally generated funds. During the quarter ended September 30, 1999 the Company could have incurred approximately $110.0 million of additional debt without amending the terms of its revolving credit facility.

    The Company has a universal shelf registration statement covering the issuance of up to $400 million of debt and/or equity securities. No securities have been sold from this shelf registration.

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

    The Company has been addressing the Year 2000 Computer Issue within its information technology and non-information technology systems through a Company-wide Year 2000 project, which commenced in December 1997. Non-information technology systems typically include embedded technology such as computer chips within manufacturing and other types of equipment. The vital and critical systems in the Company's domestic operations are now judged to be Year 2000 ready. Testing and contingency planning are complete.

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

    (c) Purchasing and trading partners: The Company has surveyed all of its vital and critical suppliers and customers concerning their Year 2000 efforts in general. Electronic Data Interchange trading partners have been surveyed specifically with regards to the compliance of their software. The Company has received written responses to its surveys but is aware that these written responses may not accurately represent the Year 2000 compliance status of a trading partner. Certain targeted suppliers and customers were interviewed personally. As part of this project, contracts were reviewed and rewritten where necessary to include Year 2000 clauses. The Company believes that its critical suppliers are Year 2000 ready.

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

Costs

    Total project costs are not expected to be material. Total remediation costs as of September 30, 1999 were approximately $2.9 million.

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

                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         4(a)(1) Loan Agreement dated as of September 28, 1999 by and between the Company and Fleet National Bank, N.A., as administrative agent, and certain other financial institutions

         4(a)(2) Guaranty Agreement executed as of September 29, 1999 by Fiber Industries, Inc. in favor of Fleet National Bank on behalf of Wellman, Inc.

         4(a)(3) Guaranty Agreement executed as of September 29, 1999 by Prince, Inc. (formerly known as Wellman Delaware Holding, Inc.) in favor of Fleet National Bank on behalf of Wellman, Inc.

         4(a)(4) Guaranty Agreement executed as of September 29, 1999 by Wellman of Mississippi, Inc. in favor of Fleet National Bank on behalf of Wellman, Inc.

                  Note: No other long-term debt instrument issued by the Company exceeds 10% of the consolidated total assets of the Company and its subsidiaries. In accordance with paragraph 4(iii) of Item 601 of Regulation S-K, the Company will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

         27       Financial Data Schedule.

    (b)  Reports on Form 8-K.

         None.

                                    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                WELLMAN, INC.


Dated November 12, 1999                        By /s/ Keith R. Phillips
      ---------------                          ------------------------
                                               Keith R. Phillips
                                               Chief Financial Officer,
                                               Vice President and Treasurer
                                               (Principal Financial Officer)





Dated November 12, 1999                        By /s/ Mark J. Rosenblum
      ---------------                          ------------------------
                                               Mark J. Rosenblum
                                               Chief Accounting Officer,
                                               Vice President and Controller
                                               (Principal Accounting Officer)