Form 10-K
period 1999-12-31
WELLMAN INC
filed 2000-03-29
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark one)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________

Commission file number 0-15899
WELLMAN, INC. (Exact name of registrant as specified in its charter)
Delaware State or other jurisdiction of incorporation or organization)	04-1671740 (I.R.S. Employer Identification No.)
1040 Broad Street, Suite 302 Shrewsbury, New Jersey	07702
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (732) 542-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $19.44 per share (the closing price of such stock on March 15, 2000 on the New York Stock Exchange): $599,555,475.

The number of shares of the registrant's Class A Common Stock, $.001 par value, and Class B Common Stock, $.001 par value, outstanding as of March 15, 2000 was 31,474,357 and -0-, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2000) is incorporated by reference in Part III hereof.

PART I
Item 1.	BUSINESS

Wellman, Inc. (which, together with its subsidiaries, is herein referred to as the "Company") is principally engaged in the manufacture and sale of polyester products, including Fortrel® brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear® PET (polyethylene terephthalate) packaging resins.

RECENT DEVELOPMENTS

The Company is nearing completion of its new, state-of-the-art Pearl River facility in Mississippi with an overall capacity of 700 million pounds and has incurred costs of approximately $500.0 million, including construction costs, capitalized interest, and certain grants. The Company commenced operation of two 235 million pound PET resin production lines at this facility in the first and second quarters of 1999, respectively. The Pearl River facility currently has annual capacity of approximately 470 million pounds of PET packaging resins. The Company expects to benefit from sales from the third and final line, a polyester fiber production line, that will have an initial capacity of approximately 230 million pounds, in the second quarter of 2000. Sales are expected to increase 50 to 60 million pounds in 2000 as a result of this additional capacity. See "Capital Investment Program" below and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

During 1999, the Company recorded a restructuring charge of $17.4 million ($11.9 million after tax), or $0.38 per diluted share. In the second quarter of 1999, the Company approved an overall cost reduction and productivity improvement plan, expected to improve long-term profitability and stockholder returns. Cost reductions pursuant to this restructuring plan derived in the last half of 1999 are estimated to be approximately $4.0 to $6.0 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Charges" and note 7 to the Consolidated Financial Statements.

In August 1999, the Company experienced production outages in its PET resin production process, primarily resulting from an electrical failure. Also, in September 1999 the Company experienced reduced levels of production at facilities in the Carolinas due to a hurricane. Additional costs associated with these events increased the pretax loss for 1999 by approximately $8.8 million ($6.1 million after tax), or $0.19 per diluted share. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Production Outages" and note 8 to the Consolidated Financial Statements.

Anti-dumping duties have been imposed on polyester staple imported into the United States and Europe. In the United States, certain polyester producers petitioned the Department of Commerce to assess duties on imports of polyester fiberfill staple from Taiwan and Korea. In March 2000, a final duty, subject to appeal, was imposed on imported products from Korea (ranging from 0% to 14.0%) and Taiwan (ranging from 0% to 9.51%). This is subject to the International Trade Commission issuing a final ruling that imported polyester fiberfill staple injured the U.S. producers.

In January 2000 anti-dumping duties ranging from 5.0% to 36.5% were imposed in Europe on all polyester staple products imported into Europe from the countries of Australia, Indonesia and Thailand. The anti-dumping duty imposed on Taiwan prior to January 2000, which ranges from 7.6% to 13.7%, continues in effect. Additionally, European anti-dumping investigations continue on imports of polyester staple from the countries of Korea and India. Action is expected by mid-2000 on an anti-dumping petition filed by European PET resin manufacturers against manufacturers in five Asian countries.

PRODUCTS AND MARKETS

Prior to 2000, the Company had three reportable operating segments: the Fibers Group, composed of the chemical-based polyester textile fiber manufacturing operations; the Recycled Products Group (RPG), primarily consisting of polyester fiber manufacturing operations in the United States and Europe and their related recycling operations, which procure and process recyclable raw materials, as well as the nylon engineering resins business; and the Packaging Products Group (PPG), which includes the PET packaging resins businesses in the United States and Europe.

The following table presents the combined net sales and percentage of net sales of the Company for its reportable operating segments for the years indicated. In the table, intersegment sales, which are not material, have been eliminated and historical exchange rates have been applied to the data.

	1999		1998		1997
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
($ in millions)
Fibers Group	$297.7	31.8%	$355.4	36.7%	$ 419.4	38.7%
RPG	300.7	32.2	365.5	37.8	386.2	35.7
PPG	337.0	36.0	247.1	25.5	277.6	25.6

Total	$935.4 =====	100.0% ====	$968.0 =====	100.0% ====	$1,083.2 ======	100.0% ====

Generally, the Company evaluates segment profit on the basis of operating profit less certain charges for research and development costs, administrative costs, and amortization expense. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in note 1 of the Consolidated Financial Statements. The following table presents the combined operating profit (loss) and percentage of operating profit (loss) of the Company for its reportable operating segments for the years indicated. In the table, intersegment transactions have been eliminated and historical exchange rates have been applied to the data.

	1999		1998		1997
	Profit (Loss)%		Profit	%	Profit (Loss)%
($ in millions)
Fibers Group	$(10.4)	(59.1)%	$28.0	50.9%	$52.4	68.2%
RPG	13.0	73.9	18.4	33.5	40.2	52.3
PPG	15.0	85.2	8.6	15.6	(15.8)	(20.5)

Total	$ 17.6 ====	100.0% ====	$55.0 ====	100.0% ====	$76.8 ====	100.0% ====

See note 17 to the Consolidated Financial Statements for reconciliations to corresponding totals in the Consolidated Financial Statements and additional information with regard to the Company's reportable operating segments.

Beginning in the first quarter of 2000, the Company reduced its reportable operating segments to two: the Fibers and Recycled Products Group and the PPG. In an effort to streamline its costs and integrate its fiber operations, the Company has changed its organizational structure so that both the chemical and recycled-based fiber operations report to one individual. The financial information of the Company is now being reported to the chief operating decision maker under these two segments. The Company will begin reporting operations under these two segments on its Form 10-Q for the quarter ending March 31, 2000.

Fibers Group

The Fibers Group manufactures chemical-based polyester staple fibers and polyester partially-oriented yarn (POY) for sale to the textile industry. Staple, the primary product produced, is multi-strand fiber cut into short lengths to simulate certain properties found in natural fibers, such as cotton and wool, and/or to meet the end product needs of the Company's customers. POY is a continuous polyester filament. Both products are marketed under the Fortrel® brand.

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

The Company utilizes two categories of recycled raw materials: postindustrial materials and postconsumer PET bottles. Postindustrial materials include off-quality or off-spec production, trim and other materials generated from fiber, resin or film manufacturing processes, a portion of which is purchased from manufacturers that compete with the Company in the sale of fiber and resin. The Company obtains its domestic postconsumer PET bottles primarily as a result of curbside recycling and deposit return programs.

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

In Europe, the RPG manufactures polyester staple fiber from recycled raw materials through Wellman International Limited (WIL), a wholly-owned subsidiary based in Mullagh, Republic of Ireland. WIL's polyester fibers are used primarily in fiberfill, nonwovens and industrial applications. WIL exports virtually all of its fiber production, primarily to the United Kingdom and continental Europe.

Raw materials used by WIL are postindustrial materials, some of which are obtained from suppliers who compete with WIL in the fiber business in Europe, and postconsumer PET bottles from collection programs in Europe. The postconsumer PET bottles are obtained from WIL's recycling facilities in Spijk, the Netherlands and Verdun, France and from third-party purchases. WIL's raw material mix is approximately 50% postindustrial material and 50% postconsumer PET bottle flake.

Including domestic and European production, the Company believes it is the world's largest producer of polyester staple fiber made from recycled feedstocks and the world's largest postconsumer PET bottle recycler.

The Company's Engineering Resins Division, located in Johnsonville, SC, manufactures and markets nylon engineering resins under the Wellamid ™ brand to the injection molding industry. These resins are produced using virgin, postindustrial and postconsumer nylon compounded with various additives (glass, minerals, fire retardant, etc.) to impart desired performance characteristics. These resins are used primarily in automotive and electrical applications.

The RPG also produces anhydrous lanolin in Johnsonville, SC for use in a variety of consumer products, primarily cosmetics.

Packaging Products Group

The PPG manufactures solid-stated and amorphous PET packaging resins domestically at the Company's Palmetto Plant in South Carolina and its Pearl River facility in Mississippi and internationally at its Emmen facility in the Netherlands (PET Resins-Europe). Solid-stated PET resin is primarily used in the manufacture of soft drink bottles and other food and beverage packaging and is sold under the PermaClear® brand. Amorphous resin, which is produced from PTA and MEG, is used internally for solid-stating (a process which upgrades and purifies the resin) and, to a lesser extent, is sold to external customers.

Raw Materials

The Company domestically obtains PTA produced by BPAmoco Chemical, the primary domestic supplier, pursuant to long-term supply contracts. Domestic MEG is purchased under supply contracts with Equistar Chemicals, LP, BASF Corporation, and Union Carbide, Inc. PTA in Europe is purchased from BPAmoco Chemical, and MEG is purchased from Akzo Nobel. The prices of PTA and MEG have fluctuated in the past and are likely to continue to do so in the future. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

The Company's recycling operations purchase postindustrial and postconsumer raw materials from many different suppliers, some of which have signed long-term supply contracts with the Company. The prices of recycled raw materials are variable and determined by worldwide supply and demand.

See "Forward Looking Statements; Risks and Uncertainties."

Capital Investment Program

Capital expenditures in 1999 were approximately $89.5 million. The 1999 expenditures consisted primarily of construction costs associated with the Pearl River facility in Mississippi, which commenced operation of two of three production lines in the first and second quarters of 1999.

With the Company nearing completion of the Pearl River facility, capital expenditures for 2000 are expected to be reduced to below $40 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

See "Forward Looking Statements; Risks and Uncertainties."

Sales and Marketing

The Company's markets have historically displayed price and volume cyclicality. The Company's sales are not dependent upon a single customer. Sales for PET resins, primarily for soft drink bottles and other beverages, may be influenced by weather.

Approximately 65 employees market the majority of the Company's products. For certain fiber sales outside the United States, the Company also utilizes representatives or agents.

The Company's polyester fibers are also promoted through various activities, such as advertising, sales promotion, market analysis and product development, directed to its customers and to organizations downstream from its customers. As part of this effort, the Company's marketing personnel encourage downstream purchasers of apparel, home furnishings and other products to specify to their suppliers the use of Fortrel® brand polyester in their products.

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

Major factors affecting the PET resins market include producer supply and capacity utilization rates and demand for PET containers, primarily for soft drinks and other beverages. Worldwide PET resins supply has undergone significant expansion. Demand for PET resins is also driven by new product applications and conversion from other materials, such as aluminum, glass and paper.

Competitors

Each of the Company's major markets is highly competitive. The Company competes in these markets primarily on the basis of product quality, customer service, brand identity and price. Several competitors are substantially larger than the Company and have substantially greater economic resources.

The Company's primary domestic polyester fiber competitors are DuPont-Akra Polyester, KoSa, and Nan Ya Plastics Corp. (Nan Ya). The Company believes it is currently the largest producer of polyester staple in the United States, has approximately 27% of U.S. production capacity, and is the fourth-largest POY producer in the United States, and has approximately 10% of the U.S. production capacity. The Company's main European fiber competitors are MonteFibre, Trevira and DuPontSA. In Europe, the Company has a leading position as a supplier for fiberfill and nonwoven applications. Its share of the total European polyester staple market is less than 15%.

Primary competitors in the PET packaging resins business are Eastman Chemical Co., KoSa, M&G (which is in the process of purchasing Shell Chemical Co.'s assets), and Nan Ya. The Company believes it is currently the third-largest producer of PET resins in North America, representing approximately 14% of U.S. production capacity. In Europe, the Company's main competitors in the PET resins business are Eastman Chemical Co., KoSa, DuPontSA, M&G, and Dow. The Company's share of the European PET resins market is less than 5%.

Research and Development

The Company has approximately 75 employees devoted to research, development and technical service activities in the fiber, recycling and resins businesses. The Company has entered into technology sharing arrangements from time to time with various parties. Research and development costs were approximately $15.5 million, $16.2 million and $19.6 million for 1999, 1998 and 1997, respectively.

Foreign Activities

The Company operates in international markets. Since most of the sales are in different currencies, changes in exchange rates may affect profit margins and sales levels of these operations. In addition, fluctuations between currencies may also affect the Company's reported financial results. Foreign exchange contracts and borrowings in local currencies are utilized by the Company to manage its foreign currency exposure. See Item 7A. "Quantitative and Qualitative Disclosure about Market Risk" and note 16 to the Consolidated Financial Statements.

The Company's foreign businesses are subject to certain risks customarily attendant to foreign operations and investments in foreign countries, including restrictive action by local governments, limitations on repatriating funds and changes in currency exchange rates. See note 17 to the Consolidated Financial Statements for additional information relating to the Company's foreign activities.

For a discussion of the impact of the Euro on the Company's operations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Transition to the Euro."

Employees

As of December 31, 1999, the Company employed a total of approximately 2,700 people in the United States and Europe. At December 31, 1999, the Union of Needle Trades, Industrial and Textile Employees (UNITE) represented 755 employees at the Company's Johnsonville, SC operations. Approximately 440 of these employees were members of UNITE, whose contract with the Company expires on July 31, 2002. At WIL, four unions represented 269 of the 461 total employees at year-end 1999. The wage agreements with these unions expire on July 31, 2000. Employees at the PET Resins-Europe operation total 75, with 48 represented by two unions whose contracts expire on May 1, 2001. The Company believes that relations with its employees are satisfactory.

Environmental Matters

The Company's plants are subject to numerous existing and proposed laws and regulations designed to protect the environment from wastes, emissions and hazardous substances. The Company believes it is either in material compliance with all currently applicable regulations or is operating in accordance with the appropriate variances and compliance schedules or similar arrangements. For additional information relating to environmental matters, see Item 7. "Management's Discussion and Analysis of Financial Position and Results of Operations - Environmental Matters" and note 11 to the Consolidated Financial Statements.

Executive Officers of the Registrant

The current executive officers of the Company are as follows:

Name and Age	Position

Thomas M. Duff, 52	Chairman, Chief Executive Officer, and Director
Clifford J. Christenson, 50	President, Chief Operating Officer, and Director
Keith R. Phillips, 45	Vice President, Chief Financial Officer and Treasurer
Michael E. Dewsbury, 50	Vice President, PET Resins Division - U.S.
John R. Hobson, 59	Vice President, Fibers and Recycled Products Group
Mark J. Rosenblum, 46	Vice President, Chief Accounting Officer and Controller
Ernest G. Taylor, 49	Vice President, Chief Administrative Officer
Joseph C. Tucker, 52	Vice President, Corporate Development

Officers are elected annually by the Board of Directors. Set forth below is certain information with respect to the Company's executive officers.

Thomas M. Duff. Mr. Duff was elected Chairman in December 1999. Prior to December 1999, he was President and has been CEO of the Company since its inception in 1985.

Clifford J. Christenson. Mr. Christenson was elected President in December 1999. Prior to this, he was Chief Operating Officer since June 1995.

Keith R. Phillips. Mr. Phillips has been Vice President, Chief Financial Officer and Treasurer since October 1993. Mr. Phillips is a certified public accountant.

Michael E. Dewsbury. Mr. Dewsbury has been Vice President, PET Resins Division - U.S. since April 1999. Prior to that he was Business Manager - PET Resins Division since joining the Company in September 1991.

John R. Hobson. Mr. Hobson has been Vice President, Fibers and Recycled Products Group since May 1999. Prior to May 1999, he was Vice President, Recycled Products Group since July 1995. Prior to such time, he served as Vice President of various divisions from January 1992 to July 1995.

Mark J. Rosenblum. Mr. Rosenblum has been Vice President, Controller since September 1989, Chief Accounting Officer since August 1996. Mr. Rosenblum is a certified public accountant.

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

The location, principal products produced and stated annual production capacity of the major manufacturing properties owned by the Company are set forth in the table below:

		Stated Annual
		Production Capacity
Location	Principal Products	(in millions of pounds)

Johnsonville, SC	Polyester staple fiber	290
Darlington, SC (Palmetto)	Polyester staple fiber PET packaging resins	505 520
Mullagh, Ireland (1)	Polyester staple fiber	174
Fayetteville, NC	Polyester POY	135
Emmen, the Netherlands	PET packaging resins	118
Hancock County, MS (Pearl River) (2)	PET packaging resins	470

________________________________

(1)	WIL's credit facilities are secured by the assets of WIL.
(2)

The facility is under construction with two of three production lines in operation at the end of 1999. The Company expects to commence sales from the third and final line, a polyester production line, in the second quarter of 2000.

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

Year	High	Low	Close	Dividend
1999
Fourth Quarter	$19.00	$13.06	$18.63	$0.09
Third Quarter	$18.19	$15.25	$18.06	$0.09
Second Quarter	$16.88	$ 8.63	$15.94	$0.09
First Quarter	$10.94	$ 8.25	$ 8.88	$0.09

1998
Fourth Quarter	$13.88	$ 9.00	$10.19	$0.09
Third Quarter	$22.88	$10.63	$12.75	$0.09
Second Quarter	$26.44	$20.50	$22.69	$0.09
First Quarter	$22.38	$17.31	$21.63	$0.09

The Company had 1,047 holders of record and, to its knowledge, approximately 11,600 beneficial owners of its common stock as of March 15, 2000.

See note 13 to the Consolidated Financial Statements for information regarding common stock rights associated with the common stock.

Item 6. Selected Consolidated Financial Data
	Years Ended December 31,
(In thousands, except per share data)	1999	1998	1997	1996	1995
Income Statement Data:
Net sales	$935,401	$968,008	$1,083,188	$1,098,804	$1,109,398
Cost of sales	845,449	837,718	926,518	945,191	891,111
Gross profit	89,952	130,290	156,670	153,613	218,287
Selling, general and administrative expenses	72,385	73,418	79,888	85,489	85,410
Restructuring charges	17,382	6,861	7,469	--	--
Interest expense, net	13,281	8,302	12,160	13,975	11,666
Loss on cancellation of fixed-rate financial instrument	--	23,314	--	--	--
Loss on divestitures and other, net	--	--	5,963	--	5,500
Earnings (loss) before income taxes and cumulative effect of accounting change	(13,096)	18,395	51,190	54,149	115,711
Income tax expense (benefit)	(3,815)	6,714	20,835	27,620	41,657
Cumulative effect of accounting change, net of tax	(1,769)	--	--	--	--
Net earnings (loss)	$(11,050)(1) ======	$ 11,681(2) =======	$ 30,355(3) =======	$ 26,529 ========	$ 74,054 ========
Basic net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ (0.29)	$ 0.37	$ 0.98	$ 0.81	$ 2.22
Cumulative effect of accounting change	(0.06)	--	--	--	--
Net earnings (loss)	$ (0.35) ======	$ 0.37 ======	$ 0.98 ========	$ 0.81 ========	$ 2.22 ========
Basic weighted-average common shares outstanding	31,203 ======	31,178 =======	31,120 ========	32,649 ========	33,322 ========
Diluted net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ (0.29)	$ 0.37	$ 0.97	$ 0.81	$ 2.20
Cumulative effect of accounting change	(0.06)	--	--	--	--
Net earnings (loss)	$ (0.35) ======	$ 0.37 =======	$ 0.97 ========	$ 0.81 ========	$ 2.20 ========
Diluted weighted-average common shares outstanding	31,203 ======	31,391 =======	31,269 ========	32,774 ========	33,699 ========
Dividends (4)	$ 11,310 ======	$ 11,253 =======	$ 10,882 ========	$ 10,085 ========	$ 9,003 ========

	December 31,
	1999	1998	1997	1996	1995
Balance Sheet Data:
Total assets	$1,343,968	$1,491,165	$1,319,225	$1,203,949	$1,210,673
Total debt	$ 405,974	$ 556,548	$ 394,753	$ 319,566	$ 279,230
Stockholders' equity	$ 611,405	$ 643,254	$ 634,434	$ 623,928	$ 650,346
1

Net loss for 1999 includes the after-tax effects of a restructuring charge of $11,875, the cumulative effect of an accounting change of $1,769, and production outages of $6,145. Without these unusual items, net earnings would have been $8,739, or $0.28 per diluted share.

2

Net earnings for 1998 include the after-tax effects of a restructuring charge of $4,357, a loss of $14,804 on the termination of a fixed-rate treasury lock commitment, and a lower-of-cost-or-market inventory adjustment of $5,486. Without these unusual items, net earnings would have been $36,328, or $1.16 per diluted share.

3

Net earnings for 1997 include the after-tax effects of a restructuring charge of $4,429, a loss of $6,204 on the sale of the Company's thermoformed packaging and extruded sheet operation in Ripon, WI, and a $2,421 gain from insurance proceeds received as a result of a fire at the Company's Irish recycled fibers operations. Without these unusual items, net earnings would have been $38,567, or $1.23 per diluted share.

4	Dividends paid were $0.36 per share in 1999, $0.36 per share in 1998, $0.35 per share in 1997, $0.31 per share in 1996 and $0.27 per share in 1995.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company is principally engaged in the manufacture and marketing of high-quality polyester products, including Fortrel® brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear® brand PET packaging resins. In 1999, the Company had annual capacity to manufacture approximately 1.1 billion pounds of fiber and 1.1 billion pounds of resins worldwide at six major production facilities in the United States and Europe. See "Recent Developments" above and "Outlook" below. The Company is also the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in its manufacturing operations.

The Fibers Group produces Fortrel® textile fibers, which currently represent approximately 60% of the Company's fiber production. These fibers are used in apparel and home furnishings and are produced from two chemical raw materials, PTA and MEG. The other 40% of fiber production, primarily fiberfill and carpet fibers, is manufactured by the RPG from recycled raw materials, including postindustrial fiber, resin and film materials and postconsumer PET bottles. The Company's PET resins, produced by the PPG from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

The Company's markets are highly competitive. It competes in these markets primarily on the basis of product quality, customer service, brand identity and price. It believes it is currently the largest polyester staple producer in the United States and the third-largest PET resins producer in North America. Several of the Company's competitors are substantially larger than the Company and have substantially greater economic resources.

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

The Company's profitability is primarily determined by its raw material margins (the difference between selling prices and raw material costs). Both fiber and resin raw material margins experience increases or decreases primarily based on selling price and raw material cost changes, which stem from supply and demand factors and competitive conditions. Given the Company's substantial unit volumes, the impact on profitability of selling price and raw material cost changes are significant.

Supply, demand, prices and raw material costs each may be affected by global economic and market conditions, export activity, and the prices of competing materials.

RESTRUCTURING CHARGES

In an effort to offset in part the effects of lower selling prices and higher raw material costs in both its Fiber and PPG groups and to improve long-term profitability and stockholder returns, the Company approved an overall cost reduction and productivity improvement plan in June 1999. As a result, the Company recorded a pretax restructuring charge in 1999 of $17.4 million ($11.9 million after tax), or $0.38 per diluted share. Pursuant to the plan, the Company closed its New York office and its wool business in Johnsonville, SC during 1999 and began implementing other cost reduction and productivity improvement initiatives throughout the Company. The restructuring, which is expected to be completed by the end of 2000, will be funded from operating cash flows. See note 7 to the Consolidated Financial Statements for details of the accruals and changes in the accruals since the plan was adopted.

The Company's cost reduction and productivity improvement plan adopted in 1999 is expected to generate planned annual pretax savings of approximately $35.0 million, which began to phase in during the third quarter of 1999 and is expected to continue into 2000. See "Outlook" below. The savings associated with the cost reduction portion of the plan, expected to be approximately $25.0 million compared to 1999 budgeted levels, will primarily result from lower costs for services, supplies and wages. The expected savings are net of other continuing costs, such as fixed overhead, that the businesses have to absorb as a result of the restructuring. The productivity improvement portion of the plan is expected to generate earnings of approximately $10.0 million as PET resin market conditions improve. This will be achieved through increased production volumes and lower annual costs by means of throughput and manufacturing improvements and operational efficiencies in production facilities. Cost reductions pursuant to the 1999 restructuring plan derived in the last half of 1999 are estimated to be approximately $4.0 to $6.0 million.

In the fourth quarter of 1998, the Company adopted a restructuring plan to consolidate and lower the overall operating costs of the business units in the RPG. In connection with this plan, the Company closed operations at a leased manufacturing facility in New Jersey and a sales office in England. The Company recorded a pretax charge of approximately $6.9 million ($4.4 million after tax), or $0.14 per diluted share, in its 1998 fourth-quarter earnings. See note 7 to the Consolidated Financial Statements for details of the accruals and changes in the accruals since December 31, 1998.

Benefits derived in 1999 from the 1998 restructuring plan are estimated to be approximately $5.0 million.

During the second quarter of 1997, the Company adopted a restructuring plan designed to reduce costs and enhance the overall competitiveness of its European operations. In connection with this plan, the Company recorded a pretax charge of approximately $7.5 million ($4.4 million after tax), or $0.14 per diluted share, during its second quarter of 1997. The 1997 restructuring was completed during 1999. See "Results of Operations - 1998 Compared to 1997" below for benefits derived from the 1997 restructuring. See note 7 to the Consolidated Financial Statements for details of changes in the accruals since December 31, 1998.

PRODUCTION OUTAGES

In August 1999, the Company experienced production outages in its PET resin production process primarily resulting from an electrical failure. In addition, the Company's manufacturing facilities in the Carolinas experienced reduced levels of production due to a hurricane in September 1999. The Company estimates the total costs associated with these production outages to approximate $10.9 million, of which $2.1 million was recorded by the Company as an insurance receivable for property damages in the third quarter of 1999. These additional costs increased the pretax loss during 1999 by approximately $8.8 million ($6.1 million after tax), or $0.19 per diluted share. The Company has business interruption insurance that it expects will mitigate a portion of unabsorbed costs and lost profits. Any proceeds from the business interruption claim will result in income in the period the claim is settled. See note 8 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

Total net sales for 1999 declined 3.4% to $935.4 million from $968.0 million in 1998. This decrease was primarily the result of reductions in worldwide polyester fiber and PET resins selling prices and the reduced sales as a result of the businesses closed in the 1998 and 1999 restructurings. Net sales for the Fibers Group decreased 16.2% to $297.7 million from $355.4 million in 1998, principally due to a 16.6% decline in the average selling price per pound of polyester fiber. Polyester fiber unit volumes remained essentially unchanged in 1999 compared to 1998. Net sales for the RPG decreased 17.7% to $300.7 million from $365.5 million in 1998, primarily as a result of lower average selling prices and lower unit volumes for recycled polyester fiber, which declined 14.2% and 4.1%, respectively. In addition, the RPG experienced a 17.8% decline in net sales in other divisions as a result of the closure of a leased manufacturing facility in New Jersey and significantly lower sales in the Company's wool business. (See "Restructuring Charges" above.) Net sales for the PPG increased 36.4% to $337.0 million in 1999 from $247.1 million in 1998 due to a 57.4% increase in PET resin unit volumes, reflecting the start-up in the first half of 1999 of two new resin production lines. The higher volumes more than offset a 13.3% decline in the average selling price per pound of PET resin.

Cost of sales increased 0.9% to $845.4 million in 1999 from $837.7 million in 1998. This increase is due primarily to the aforementioned start-up of two PET resin production lines and the production outages. As a percentage of sales, however, cost of sales increased to 90.4% in 1999 from 86.5% in 1998 due to lower worldwide selling prices. For the Fibers Group, cost of sales as a percentage of sales increased 10.7% in 1999 compared to 1998, primarily due to lower polyester fiber selling prices. For the RPG, cost of sales as a percentage of sales decreased 1.0% in 1999 compared to 1998 due to lower worldwide fiber selling prices, offset in part by lower U.S. recycled raw material costs. For the PPG, cost of sales as a percentage of sales increased 0.4% in 1999 compared to 1998, resulting primarily from lower worldwide PET resins selling prices.

As a result of the foregoing, gross profit declined 31.0% to $90.0 million in 1999 from $130.3 million in 1998. The gross profit margin was 9.6% in 1999 compared to 13.5% in 1998. Gross profit is primarily affected by raw material margins. Raw material margins for both fibers and resins dropped to historically low levels during 1999, primarily due to reductions in selling prices occurring over the last few years. The net cost of the Company's chemical raw materials, PTA and MEG, increased during 1999, primarily due to the increase in crude oil prices worldwide. The selling price of chemical-based fiber and PET resin could not be increased sufficiently to cover the raw material increase. Selling prices of recycled fiber declined more than the cost of domestic recycled fibers raw material and resulted in lower raw material margins for the Company's domestic recycled fiber business.

In an effort to offset in part the effects of lower selling prices and higher raw material costs in both its Fiber and PPG groups and to improve long-term profitability and stockholder returns, the Company approved an overall cost reduction and productivity improvement plan in June 1999. As a result, the Company recorded a pretax restructuring charge in 1999 of $17.4 million ($11.9 million after tax), or $0.38 per diluted share. See "Restructuring Charges" above.

Selling, general and administrative expenses were $72.4 million, or 7.7% of sales, in 1999 compared to $73.4 million, or 7.6% of sales, in 1998. This decrease was primarily due to lower spending associated with the Company's closed facilities and its cost reduction and productivity improvement plan, offset in part by discounts taken on accounts receivable sold. See notes 3 and 7 to the Consolidated Financial Statements.

As a result of the foregoing, the Company reported operating income of $0.2 million, or .02% of sales, for 1999, compared to $50.0 million, or 5.2% of sales, in 1998.

Net interest expense was $13.3 million in 1999 compared to $8.3 million in 1998. The increase is primarily due to less capitalized interest in 1999 as the Company commenced operation of two of three production lines at its Pearl River facility in Mississippi. See "Outlook" below for information with respect to the impact on interest expense expected in 2000 from the startup of the Pearl River facility.

In the fourth quarter of 1998, the Company incurred a pretax charge of $23.3 million on the termination of a fixed-rate financial instrument. See "Results of Operations - 1998 Compared to 1997" below.

The Company's effective tax rate for 1999 was 29.1% compared to 36.5% for 1998. The rate has primarily been affected by the Company incurring a loss in 1999 compared to income in 1998 and by the increase in the amount of nondeductible goodwill in 1999 as a result of the write-off of goodwill associated with the closure of the Company's wool business. See notes 7 and 10 to the Consolidated Financial Statements.

As a result of the foregoing, the Company reported a loss before the cumulative effect of a change in accounting principle in 1999 of $9.3 million, or $(0.29) per diluted share as compared to net income of $11.7 million, or $0.37 per diluted share in 1998. Excluding the production outages (see "Production Outages" above), the restructuring charge (see "Restructuring Charges" above), and the cumulative effect of accounting change, net earnings were $8.7 million, or $0.28 per diluted share. This compares to $36.3 million, or $1.16 per diluted share, for 1998, after excluding the restructuring charge, the lower-of-cost-or-market inventory adjustment and the loss on the fixed-rate financial instrument.

Effective January 1, 1999, the Company adopted the AICPA's Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP have been reported as a cumulative effect of a change in accounting principle. The effect of the change was to increase the net loss in 1999 by $1.8 million ($2.9 million, less taxes of $1.1 million), or $0.06 per diluted share.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

Total net sales for 1998 declined 10.6% to $968.0 million from $1.1 billion in 1997. This decrease was primarily the result of reductions in worldwide polyester fiber selling prices as the crisis in the Far East exerted intense price pressure on worldwide markets, the loss of sales of Creative Forming, Inc. (CFI), which was sold in December 1997, and a reduction in PET resin unit volumes in Europe due to the modification of a take-or-pay supply contract in 1997. Net sales for the Fibers Group decreased 15.3% to $355.4 million in 1998 from $419.4 million in 1997 primarily due to an 8.6% decline in the average selling price per pound of polyester fiber in 1998 compared to 1997. In addition, polyester fiber unit volumes declined 7.3% in 1998 compared to 1997. Net sales for the RPG decreased 5.3% to $365.5 million in 1998 from $386.2 million in 1997, primarily as a result of lower polyester fiber average selling prices, which declined 7.4% in 1998 compared to 1997, which was partially offset by a 1.2% increase in unit volume. In addition, in 1998 the RPG experienced a 2.3% decline in net sales at other divisions. Sales for the PPG decreased 11% to $247.1 million in 1998 from $277.6 million in 1997, primarily due to the divestiture of CFI, which had sales of $23.2 million in 1997, and a 26.6% decrease in net sales in the PET resins business in Europe, stemming from lower unit volumes in 1998 due to the modification of a take-or-pay supply contract in 1997. This decrease offset a 6.1% increase in U.S. PET resin unit volumes in 1998 compared to 1997.

Cost of sales decreased 9.6% to $837.7 million in 1998 from $926.5 million in 1997, primarily due to lower worldwide chemical raw material costs. As a percentage of sales, however, cost of sales increased to 86.5% in 1998 from 85.5% in 1997. In addition, in the fourth quarter of 1998, a pretax lower-of-cost-or-market inventory adjustment totaling $8.6 million ($5.5 million after tax), or $0.17 per diluted share, unfavorably impacted the cost of sales for the Fibers Group and PPG. As a percentage of sales, cost of sales for the Fibers Group increased 3.5% in 1998 from 1997, primarily due to lower fiber selling prices and lower production volumes, which were partially offset by lower chemical costs. Cost of sales as a percentage of sales for the RPG increased 7.1% in 1998 compared to 1997 primarily due to higher U.S. recycled raw material costs and lower worldwide fiber selling prices. The Company experienced lower production costs in its European operations in 1998 compared to 1997 as a result of the aforementioned 1997 restructuring plan. Cost of sales as a percentage of sales for the PPG decreased 9.7% in 1998 from 1997, primarily due to lower chemical raw material costs, which more than offset lower selling prices.

As a result of the foregoing, gross profit declined 16.8% to $130.3 million in 1998 from $156.7 million in 1997. The gross profit margin was 13.5% in 1998 compared to 14.5% in 1997.

Selling, general and administrative expenses amounted to $73.4 million, or 7.6% of sales, in 1998 compared to $79.9 million, or 7.4% of sales, in 1997. The decrease was primarily due to the divestiture of CFI and reduced costs at the Company's European operations as a result of the restructuring plan implemented in the second quarter of 1997.

In the fourth quarter of 1998, the Company adopted a restructuring plan to consolidate and lower the overall operating costs of its recycling business. In connection with this plan, the Company recorded a pretax charge of approximately $6.9 million ($4.4 million after tax), or $0.14 per diluted share, in 1998. See "Restructuring Charges" above.

As a result of the foregoing, operating income declined 27.8% to $50.0 million in 1998 compared to $69.3 million in 1997.

Net interest expense was $8.3 million in 1998 compared to $12.2 million in 1997. The decrease in interest expense is due to higher interest capitalization resulting from the Company's ongoing capital investment program. In addition, the Company incurred a pretax charge of $23.3 million ($14.4 million after tax), or $0.47 per diluted share, in the fourth quarter of 1998 on the termination of a fixed-rate financial instrument. This instrument was designed to provide a specified fixed 10-year interest rate on a planned issuance of $150.0 million of public fixed-rate debt. During the fourth quarter of 1998, the Company decided more favorable financing was available and postponed its plan for public debt issuance and terminated the financial instrument.

The effective income tax rate was 36.5% for 1998 compared to 40.7% in 1997. The rate decreased primarily as a result of increased earnings at the Company's Irish recycled fiber operation, which is subject to significantly lower tax rates than the U.S. operations, and the reduction in foreign operating losses for which no tax benefit had been provided.

As a result of the foregoing, net earnings were $11.7 million, or $0.37 per diluted share, in 1998 compared to $30.4 million, or $0.97 per diluted share, in 1997. Excluding the inventory adjustment, the restructuring charge and the loss on the fixed-rate financial instrument, net earnings were $36.3 million, or $1.16 per diluted share, in 1998 compared to 1997 earnings of $38.5 million, or $1.23 per diluted share, excluding the restructuring charge, a loss on the sale of a business, and a gain from insurance proceeds.

OUTLOOK

The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

Demand for PET packaging resin remains relatively strong. The Company believes continued growing demand may improve both selling price and profit margin in 2000. The first of two 235 million-pound resin production lines at the Company's Pearl River Plant commenced production in January 1999 and the second line commenced in May 1999. As a result of these lines being in production an entire year and strong demand for PET resin, unit volumes are expected to increase significantly in 2000. A significant price increase has been announced for March 2000, and additional price increases are expected later in 2000. Recent increases in the price of oil are exerting upward price pressure on petrochemical feedstock. Management expects selling price increases to exceed raw material cost increases in 2000. However, given the competitive nature of the business and other market influences, there can be no assurance that this will occur. Each one cent per pound change in the Company's PET resins margin has approximately a $10.0 million effect on its pretax income.

The U.S. and European fiber markets continue to be severely impacted by the Far Eastern imports of fiber, yarn, fabric and apparel from that region. In the United States, high levels of Asian imports are still present throughout the apparel textile chain. Although excess fiber supply continues to plague the industry, fiber shipments in the United States have shown signs of recovery, and inventories at the domestic fiber producer and fiber customer level are at reasonable levels. As the business climate in Asia improves, imports into the United States and Europe may decline, and ongoing downward price pressure on fibers may abate.

The Company is nearing the completion of construction of its 230 million-pound staple production line at its Pearl River facility. Sales are expected to commence in the second quarter of 2000. This facility was designed to produce low cost, finer denier, higher tenacity staple fiber. After the new staple production line is operating at planned levels, the Company expects to take various staple lines at its other manufacturing facilities out of production for maintenance. After the maintenance is completed, these lines will be returned to production when justified by business conditions. The combined effect of the start-up and maintenance is that the Company's overall fiber production is expected to increase by 50 to 60 million pounds in 2000. The earnings associated with the increased revenue will be reduced by operating costs, including depreciation expense, at the Pearl River facility, fixed costs related to nonproductive staple manufacturing equipment at other manufacturing facilities, and interest expense that was previously capitalized as part of the construction costs of the Pearl River facility.

As a result of the cost reduction program implemented in 1999, the Company expects to achieve certain savings of approximately $20.0 million in the year 2000.

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

The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future env ironmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $8.3 million and $29.0 million. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $15.0 million and $16.0 million at December 31, 1999 and 1998, respectively, which are reflected as other noncurrent liabilities in the Company's Consolidated Balance Sheet. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from $8.4 million to $21.9 million. These non-capital and capital expenditures are expected to be incurred during the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements. During 1999, 1998 and 1997, net expenses associated with environmental remediation and ongoing assessment were not significant. See notes 1 and 11 to the Consolidated Financial Statements.

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

IMPACT OF YEAR 2000

In late 1999, the Company completed its Year 2000 remediation and testing of systems. The Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $2.9 million in connection with remediating its systems to make them Year 2000 compliant. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services it receives from third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

The Company continues to address these transition issues and does not expect the transition to the Euro to have a significant effect on the results of operations or financial condition of the Company. At WIL, systems are compatible with the Euro and its financial statements are prepared in Euros. The Company expects to have its PET Resins-Europe accounting systems, statutory reporting and tax books compatible with the Euro by April 2001.

CAPITAL RESOURCES AND LIQUIDITY

The Company's overall cash needs for 1999 were provided from operations, asset securitizations, and long-term borrowings. Net cash provided by operations was $96.5 million for 1999, including approximately $64.0 million from an asset securitization program, compared to $70.7 million for 1998. See notes 3 and 6 to the Consolidated Financial Statements.

Net cash provided by investing activities amounted to $61.6 million in 1999 compared to net cash used in investing activities of $223.4 million in 1998. Capital spending amounted to $89.5 million in 1999 and $223.4 million in 1998. During 1999, the Company sold certain production equipment in connection with a sale and leaseback transaction. The proceeds of $150.0 million from the sale were used to pay down debt. See note 6 to the Consolidated Financial Statements. With the Company nearing completion of its Pearl River facility in Mississippi, capital expenditures for 2000 are expected to be reduced to below $40.0 million. The Company intends to use a substantial portion of its excess cash to pay down debt.

Net cash used in financing activities amounted to $158.0 million in 1999 compared to net cash provided by financing activities of $152.6 million in 1998. Net repayments of long-term debt amounted to $147.9 million in 1999 compared to $160.4 million of net borrowings in 1998.

In September 1999, the Company refinanced its $330.0 million unsecured senior revolving credit facility. The Company's new $450.0 million unsecured facility is comprised of a $125.0 million 364-day revolving credit facility (364-Day Facility) and a $325.0 million four-year revolving credit facility (4-Year Facility and together the Facilities). The 4-Year Facility, which matures in September 2003, and the 364-Day Facility have no scheduled principal repayments. The Company's financing agreements contain normal financial and restrictive covenants. Certain subsidiaries have guaranteed substantially all of the Company's indebtedness for borrowed money. See note 9 to the Consolidated Financial Statements.

During 1998, the SEC declared effective the Company's universal shelf registration statement covering the issuance of up to $400.0 million of debt and or equity securities. No securities have been sold under this shelf registration.

Subsequent to year end, the Company obtained a $50.0 million, 8.41% senior unsecured note due February 2003. In conjunction with this financing, the Company entered into two interest rate swaps, totaling $50.0 million, which allows the Company to convert fixed-rate debt to floating-rate debt. Interest differentials to be paid or received due to these swaps will be reflected as adjustments to interest expense over the related debt period. The proceeds from the $50.0 million senior unsecured debt were used to pay down other debt.

The financial resources available to the Company at December 31, 1999 include $260.0 million under the Facilities, unused short-term uncommitted lines of credit aggregating approximately $72.6 million, the shelf registration, and internally generated funds. Based on its debt level as of December 31, 1999, the Company could have had an average of approximately $150.5 million of additional debt outstanding during the year without amending the terms of its debt agreements. The Company believes these financial resources and other credit arrangements will be sufficient to meet its foreseeable needs for working capital, capital expenditures and dividends.

For information about the Company's derivative financial instruments, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk."

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by Statement No. 137, is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt Statement No. 133 in January 2001. The Company has not yet determined what the effect of Statement No. 133 will be on its results of operations or financial position. However, the statement could increase volatility in earnings and comprehensive income (loss).

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, demand and competition for polyester fiber and PET resins; availability and cost of raw materials; levels of production capacity and announced changes to existing levels; changes in financial markets, interest rates and foreign currency exchange rates; work stoppages; natural disasters; U.S., European, Far Eastern and global economic conditions and changes in laws and regulations; prices of competing products; and the Company's ability to complete expansions and other capital projects on time and budget and to maintain the operations of its existing production facilities. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

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

Impact of Imports

The U.S. and European fiber markets and the European resin markets have experienced and been severely impacted by imports, principally from far eastern countries. Imports of fiber and fiber products caused an over-supply which decreased fiber margins. The price and volume of imports can significantly reduce the profitability of the Company's businesses.

Dependency on Availability and Cost of Raw Materials

The Company's operations are substantially dependent on the availability and cost of its two primary raw materials, PTA and MEG. The Company currently relies on a single source for the domestic supply of PTA and a limited number of sources for MEG. The effect of the loss of any of such sources, or a disruption in their business or failure to meet the Company's product needs on a timely basis would depend primarily upon the length of time necessary to find a suitable alternative source. At a minimum, temporary shortages in needed raw materials could have a material adverse effect on the Company's results of operations. There can be no assurance that precautions taken by the Company would be adequate or that an alternative source of supply could be located or developed in a timely manner.

Financial Markets

Because the Company's obligations under the Facilities, bid loans and uncommitted lines of credit bear interest at floating rates, the Company's earnings and cash flows are affected by changes in prevailing interest rates. However, due to its purchase of interest rate swaps, the effect of interest rate changes is limited. In addition, the Company uses foreign currency debt and derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. A material change in interest rates or foreign currency exchange rates could have a material adverse effect on the Company's results of operations. See Item 7A. "Quantitative and Qualitative Disclosure about Market Risk."

Environmental Matters

Actual costs to be incurred for identified environmental situations in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability and evolving related technologies.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Derivative Financial Instruments

The Company does not hold or issue derivative financial instruments for trading purposes. The Company uses derivative financial instruments primarily to manage its exposure to fluctuations in interest rates and foreign exchange rates. The Company also utilizes a derivative financial instrument to manage its exposure to compensation expense under a Supplemental Employee Retirement Plan (SERP). For additional discussion of the Company's use of such instruments, see notes 1, 9 and 16 to the Consolidated Financial Statements.

Interest Rate Risk

Because the Company's obligations under the Facilities, bid loans and uncommitted lines of credit bear interest at floating rates, the Company's earnings and cash flows are affected by changes in prevailing interest rates. However, due to its purchase of interest rate swaps, the effect of interest rate changes is limited. A 10% decrease in market interest rates from those at December 31, 1999 and 1998 that affect the Company's financial instruments would reduce income before income taxes by approximately $1.0 million and reduce cash flow from operations by $1.0 million for both years ended December 31, 1999 and 1998. The potential decrease in fair value of all financial instruments with exposure to interest rate risk resulting from a hypothetical 10% shift in interest rates from December 31, 1999 and 1998 would be approximately $2.0 million at December 31, 1999 and $4.7 million at December 31, 1998. These amounts are determined by considering the impact of hypothetical changes in interest rates on the Company's borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Foreign Currency Risk

The Company uses foreign currency debt and derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. These financial instruments (primarily denominated in Dutch guilders) are specifically used (1) to reduce the impact of foreign currency translation adjustments for its PET resins business in the Netherlands; (2) to reduce the impact of foreign currency fluctuations relative to fixed asset purchase commitments; and (3) to hedge certain accounts receivable and accounts payable denominated in foreign currencies. If foreign currency exchange rates at December 31, 1999 and 1998 adversely changed by 10%, the fair value of these financial instruments outstanding at December 31, 1999 and 1998 would decline by approximately $3.0 million and $6.0 million, respectively. However, such loss in fair value would be substantially offset by an increase in fair value of the Company's underlying exposure. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential changes in sales levels affected by changes in local currency prices.

Equity Risk

The Company also uses an equity-linked investment to hedge its exposure to compensation expense to a SERP. This equity-linked investment, the value of which fluctuates based on the market price of the Company's stock, is marked to market, and gains or losses are recognized as an offset to compensation expense related to the SERP. A 10% decrease in the market value of the Company's stock would not materially affect the fair value of the equity-linked investment at December 31, 1999 and 1998.

Item 8.	Financial Statements and Supplementary Data
WELLMAN, INC. Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997	25
Consolidated Balance Sheets as of December 31, 1999 and 1998	26
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997	27
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997	28
Notes to Consolidated Financial Statements	29
Report of Independent Auditors	48
Consolidated financial statement schedules for the years ended December 31, 1999, 1998 and 1997: II -- Valuation and qualifying accounts	49

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
(In thousands, except per share data)	1999	1998	1997

Net sales	$935,401	$968,008	$1,083,188
Cost of sales	845,449	837,718	926,518
Gross profit	89,952	130,290	156,670
Selling, general and administrative expenses	72,385	73,418	79,888
Restructuring charges	17,382	6,861	7,469
Operating income	185	50,011	69,313
Interest expense, net	13,281	8,302	12,160
Loss on cancellation of fixed-rate financial instrument	--	23,314	--
Loss on divestiture and other, net	--	--	5,963
Earnings (loss) before income taxes and cumulative effect of accounting change	(13,096)	18,395	51,190
Income tax expense (benefit)	(3,815)	6,714	20,835
Earnings (loss) before cumulative effect of accounting change	(9,281)	11,681	30,355
Cumulative effect of accounting change, net of tax	(1,769)	--	--
Net earnings (loss)	$(11,050) =======	$ 11,681 =======	$ 30,355 ========
Basic net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ (0.29)	$ 0.37	$ 0.98
Cumulative effect of accounting change	(0.06)	--	--
Net earnings (loss)	$ (0.35) =======	$ 0.37 =======	$ 0.98 ========
Basic weighted-average common shares outstanding	31,203 =======	31,178 =======	31,120 ========
Diluted net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ (0.29)	$ 0.37	$0.97
Cumulative effect of accounting change	(0.06)	--	--
Net earnings (loss)	$ (0.35) =======	$ 0.37 =======	$ 0.97 ========
Diluted weighted-average common shares outstanding	31,203 =======	31,391 =======	31,269 ========

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
	Years Ended December 31,
(In thousands, except share data)	1999	1998
Assets:
Current assets:
Cash and cash equivalents	$ --	$ --
Accounts receivable, less allowance of $4,415 in 1999 and $4,184 in 1998	79,599	101,420
Inventories	174,735	183,883
Prepaid expenses and other current assets	10,127	18,959
Total current assets	264,461	304,262
Property, plant and equipment, at cost:
Land, buildings and improvements	133,039	107,730
Machinery and equipment	840,921	762,800
Construction in progress	227,540	437,084
	1,201,500	1,307,614
Less accumulated depreciation	385,855	392,756
Property, plant and equipment, net	815,645	914,858
Cost in excess of net assets acquired, net	248,697	262,089
Other assets, net	15,165	9,956
	$1,343,968 ========	$1,491,165 ========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 78,919	$ 64,013
Accrued liabilities	33,534	36,911
Current portion of long-term debt	30,294	145,869
Other	19,547	9,984
Total current liabilities	162,294	256,777
Long-term debt	375,680	410,679
Deferred income taxes and other liabilities	194,589	180,455
Total liabilities	732,563	847,911
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 33,938,753 shared issued in 1999 and 33,816,212 in 1998	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	239,473	237,810
Accumulated other comprehensive income (loss)	(6,019)	5,133
Retained earnings	427,441	449,801
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	611,405	643,254
	$1,343,968 ========	$1,491,165 ========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
(In thousands)
Balance at December 31, 1996	33,612	$34	$233,665	$ 9,853	$429,900	$(49,524)	$623,928
Net earnings					30,355		30,355
Currency translation adjustments				(9,481)			(9,481)
Total comprehensive income							20,874
Cash dividends ($0.35 per share)					(10,882)		(10,882)
Exercise of stock options	25		453				453
Issuance of restricted stock	1		16				16
Tax effect of exercise of stock options			45				45
Balance at December 31, 1997	33,638	$34	$234,179	$ 372	$449,373	$(49,524)	$634,434
Net earnings					11,681		11,681
Currency translation adjustments				4,761			4,761
Total comprehensive income							16,442
Cash dividends ($0.36 per share)					(11,253)		(11,253)
Exercise of stock options	65		1,136				1,136
Issuance of restricted stock	113		2,352				2,352
Tax effect of exercise of stock options			143				143
Balance at December 31, 1998	33,816	$34	$237,810	$ 5,133	$449,801	$(49,524)	$643,254
Net loss					(11,050)		(11,050)
Currency translation adjustments				(11,152)			(11,152)
Total comprehensive loss							(22,202)
Cash dividends ($0.36 per share)					(11,310)		(11,310)
Issuance of restricted stock	123		1,151				1,151
Tax effect of restricted stock			17				17
Amortization of deferred compensation			495				495
Balance at December 31, 1999	33,939 =====	$34 ===	$239,473 =======	$(6,019) =====	$427,441 =======	$(49,524) ======	$611,405 =======

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(In thousands)	1999	1998	1997
Cash flows from operating activities:
Net earnings (loss)	$(11,050)	$ 11,681	$ 30,355
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	60,554	62,002	61,351
Amortization	9,559	8,750	11,014
Deferred income taxes and other	(1,859)	7,374	10,625
Common stock issued for stock plans	--	--	16
Loss on divestiture and other, net	--	--	5,963
Restructuring charges	17,382	6,861	7,469
Cumulative effect of accounting change	1,769	--	--
Changes in assets and liabilities, net of effects from business divested:
Accounts receivable	16,190	26,819	(3,291)
Inventories	4,411	(28,220)	(3,128)
Prepaid expenses and other current assets	1,005	(15,620)	343
Other assets	(3,355)	1,327	662
Accounts payable, accrued liabilities, and other current liabilities	4,381	(6,764)	(18,314)
Other liabilities	(1,181)	(6,164)	12,346
Other	(1,272)	2,648	12,742
Net cash provided by operating activities	96,534	70,694	128,153
Cash flows from investing activities:
Additions to property, plant and equipment	(89,471)	(223,376)	(221,187)
Decrease in restricted cash	--	--	5,016
Proceeds from sale and leaseback	150,000	--	--
Proceeds from divestiture and other	1,047	--	18,321
Net cash provided by (used in) investing activities	61,576	(223,376)	(197,850)
Cash flows from financing activities:
Proceeds from debt	42,117	200,414	103,123
Repayments of debt	(190,015)	(40,000)	(24,820)
Issuance of restricted stock, net	1,168	2,352	--
Dividends paid on common stock	(11,310)	(11,253)	(10,882)
Exercise of stock options	--	1,136	453
Net cash provided by (used in) financing activities	(158,040)	152,649	67,874
Effect of exchange rate changes on cash and cash equivalents	(70)	33	(297)
Decrease in cash and cash equivalents	0	0	(2,120)
Cash and cash equivalents at beginning of year	0	0	2,120
Cash and cash equivalents at end of year	$ 0 =======	$ 0 =======	$ 0 ======
Supplemental cash flow data:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$ 13,599	$ 9,381	$ 14,435
Income taxes	$(12,242)	$ 9,215	$ 12,979
Non-cash investing activities financed through government grants	$ 35	$ 4,752	$ 24,454

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Wellman, Inc. (the Company) is an international manufacturing company operating primarily in the United States, Ireland and the Netherlands. The Company primarily manufactures high-quality polyester products, including Fortrel® brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear® PET (polyethylene terephthalate) packaging resins. The principal markets for polyester fibers are apparel, home furnishings, carpet and industrial manufacturers in the United States and Europe. The principal markets for PET resins are United States and Europe-based manufacturers of various types of plastic containers.

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

Revenue Recognition

Sales to customers are recorded when goods are delivered to the customer.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately $138,046 and $135,966 of inventory at December 31, 1999 and 1998, respectively, and the first-in, first-out (FIFO) method for the remainder. For certain slow-moving and off-quality waste raw material, which is valued using the LIFO dollar value method, the lower of cost or market is determined using the item-by-item method.

Long-Lived Assets

Property, plant and equipment is carried at cost. Depreciation is provided based on the estimated useful lives of the related assets and is computed on the straight-line method. Estimated useful lives for buildings and improvements are 15 to 30 years and 5 to 20 years for machinery and equipment. The Company extended the estimated useful lives of certain equipment to reflect time periods more consistent with actual historical experience and anticipated utilization of the assets. The effect of the change was to decrease depreciation expense by approximately $4,100 and $1,300 for 1999 and 1998, respectively.

Cost in excess of net assets acquired is amortized on the straight-line method over periods ranging from 30 to 40 years. Accumulated amortization amounted to $86,458 and $79,691 at December 31, 1999 and 1998, respectively.

The Company accounts for the impairment of long-lived assets and related goodwill under the Financial Accounting Standards Board's (FASB) Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets and related goodwill is to review the carrying value if the facts and circumstances suggest that they may be impaired. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Long-lived assets to be disposed of are carried at the lower of cost or fair value less costs to sell when the Company is committed to a plan of disposal.

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

Derivative Financial Instruments

The Company uses interest rate swaps to synthetically manage the interest rate characteristics of its currently outstanding debt and future debt. These instruments permit the Company to adjust its mix of floating-rate debt and fixed-rate debt regardless of the nature of the interest rate of the underlying instrument.

For the interest rate swaps, the differential to be paid or received as interest rates change is recognized as an adjustment of interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair value of the agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

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

Realized and unrealized gains and losses related to forward foreign exchange contracts used to reduce the risk of certain designated foreign investments are included in the accumulated other comprehensive income (loss) account in stockholders' equity. Forward points incurred in these contracts are recorded as an adjustment to interest expense and are amortized on a straight-line basis. Realized gains and losses related to forward foreign exchange contracts utilized to reduce the effect of foreign currency fluctuations on purchases are recorded as an adjustment to the cost of the asset. Realized and unrealized gains and losses related to forward foreign exchange contracts utilized to reduce the effect of foreign currency fluctuations on working capital are recognized and are offset against foreign exchange gains or losses on the underlying exposure. If the forward foreign exchange contract notional amounts exceed the amount of the designated foreign investment, purchase commitment, or working capital component, realized and unrealized gains or losses on the excess amount are recognized in earnings. The related amounts due to or from counterparties are included in other assets or liabilities.

The Company also uses an equity-linked investment to hedge its exposure to compensation expense related to a Supplemental Employee Retirement Plan (SERP). This equity-linked investment, on which the value fluctuates based on the market price of the Company's stock, is marked to market, and gains or losses are recognized as an offset to compensation expense related to the SERP. The change in value of the equity-linked investment was not material in 1999 or 1998.

Foreign Currency Translation and Other Comprehensive Income

The financial statements of foreign entities have been translated into U.S. dollar equivalents in accordance with FASB Statement No. 52, "Foreign Currency Translation." Adjustments resulting from the translation of the financial statements of foreign entities are excluded from the determination of earnings and accumulated in other comprehensive income.

Accumulated other comprehensive income is comprised solely of foreign currency translation. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $(22,202), $16,442, and $20,874 for 1999, 1998 and 1997, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs were approximately $15,500, $16,200 and $19,600 for 1999, 1998 and 1997, respectively.

Grant Accounting

The Company's Pearl River Plant under construction in Mississippi has received various grants, including capital and operating grants, from the state of Mississippi and other local authorities. The capital grants without stipulated operating requirements are recorded as a reduction of property, plant and equipment. The capital grants with stipulated operating requirements are recorded as deferred revenue and included in income as the requirements stipulated in the grant are satisfied. The operating grants are recorded as a reduction of operating expenses in the period the reduction occurs. See note 15.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors. Prior to 1998, the exercise price was equal to or greater than the fair value of the shares at the date of grant. Beginning with options granted in 1998, the exercise price is equal to the average of the highest and lowest sales prices of the Company's common stock over a period of 20 days prior to the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes compensation expense over the vesting period for the difference between the exercise price and the fair value of the shares at the date of grant. The restricted stock awarded under the Deferred Compensation and Restricted Stock Plan is considered to be compensatory. The amount of non-cash compensation expense recognized in 1999 and 1998 under these plans was not material. See note 13.

Cash and Cash Equivalents

The Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.

Reclassification

Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

Impact of Recently Issued Accounting Pronouncements

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by Statement No. 137, is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt Statement No. 133 in January 2001. The Company has not yet determined what the effect of Statement No. 133 will be on its results of operations or financial position. However, the Statement could increase volatility in earnings and comprehensive income (loss).

2.	ACCOUNTING CHANGE

Effective January 1, 1999, the Company adopted the AICPA's Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP have been reported as a cumulative effect of an accounting change. The effect of the change was to increase the net loss for 1999 by $1,769 ($2,948, less taxes of $1,179), or $0.06 per diluted share. The effect of the new pronouncement on 1999 operations, exclusive of the cumulative effect of the accounting change, was not material.

3.	ACCOUNTS RECEIVABLE SECURITIZATION

During the second quarter of 1999, the Company entered into a one-year agreement whereby the Company may sell without recourse up to $65,000 in an undivided interest in certain of its domestic trade accounts receivable, on a revolving basis, through an unconsolidated receivables subsidiary. At December 31, 1999, approximately $64,000 of trade accounts receivable were sold under this program. The sales of trade accounts receivable have been reflected as a reduction of accounts receivable in the Company's Consolidated Balance Sheet. Proceeds from receivable sales are less than the face amount of the trade accounts receivable, since such receivables are sold at a discounted amount. Discounts incurred during 1999 were approximately $1,900 and were charged to selling, general and administrative expenses.

4.	INVENTORIES

Inventories consist of the following:

	December 31,
	1999	1998
Raw materials	$ 64,700	$ 66,580
Finished and semi-finished goods	97,855	103,840
Supplies	12,180	13,463
	$174,735 =======	$183,883 =======

At December 31, 1999 and 1998, aggregate current replacement costs of inventories valued using the LIFO method are not in excess of their carrying value.

Certain inventories were valued at market, which was below cost at December 31, 1999 and 1998 by $4,105 and $11,458, respectively.

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	1999	1998
Payroll and other compensation	$ 5,770	$ 6,001
Retirement plans	7,550	10,703
Property and other taxes	1,706	5,262
Interest	1,335	2,378
Other	17,173	12,567
	$33,534 ======	$36,911 ======
6.	SALE AND LEASEBACK

During 1999, the Company sold certain production equipment in connection with a sale and leaseback transaction. The lease has been classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases." The lease has a term of five years, contains purchase and lease renewal options at projected future fair market values and has a residual value guarantee. The net book value of the equipment sold totaled approximately $118,000. The gain realized from this sale, totaling approximately $32,000, has been deferred and is being credited to income as reductions in rental expense ratably over the lease term. Rent expense, net of the amortized gain, totaled approximately $975 for 1999. Future minimum lease payments are currently expected to approximate $10,500 per year through July 2004.

7.	RESTRUCTURING CHARGES

The restructuring charge of $17,382 ($11,875 after tax), or $0.38 per diluted share, for 1999 was comprised of a restructuring charge of $17,789 related to the Company's 1999 cost reduction and productivity improvement plan, less $407 of adjustments related to the 1998 and 1997 restructurings.

1999 Restructuring

During the second quarter of 1999, the Company implemented an overall cost reduction and productivity improvement plan, expected to improve long-term profitability and stockholder returns. The Company recorded a pretax restructuring charge totaling $19,195 in the second quarter of 1999. The plan included a pretax charge of $11,483 for closing the Company's wool business, which consisted of an impairment charge of $8,033 to write-down those related assets to their expected fair value, an accrual for closure costs of $1,880, a $1,320 accrual for severance, and a $250 accrual for other exit costs. During the fourth quarter of 1999, the Company was able to sell certain wool assets previously written down for $1,047. These proceeds were recorded as a reduction to the 1999 restructuring charge in the Company's results of operations. In addition, an adjustment of $170 was recorded to increase an accrual for exit costs related to closing the wool business. The Company's wool business reported sales and an operating loss for 1999 of approximately $18,870 and $(110), respectively, compared to sales and operating income for 1998 of approximately $33,128 and $611, respectively. In addition, the plan included a pretax charge of $2,901 to close the Company's New York facility, which included lease termination costs and an accrual for severance. An adjustment of $828 was recorded in the fourth quarter of 1999 to reduce the accrual for lower-than-expected lease termination costs. The plan included an additional accrual for severance costs for other positions throughout the Company, which was subsequently increased by $131 for higher-than-expected severance costs. The closure of the wool business and other cost reductions throughout the Company will result in the termination of approximately 127 and 130 employees, respectively. These positions included both plant and administrative personnel. As of December 31, 1999, the Company had terminated 201 employees as part of the plan. The remainder of the employees are expected to be terminated in 2000.

The following represents changes in the accruals since the plan was adopted:

	Termination Benefits	Closure and Lease Termination Costs	Accrual for Other Expenses
Accrual during the second quarter of 1999	$6,547	$3,026	$745
Cash payments in 1999	(3,566)	(195)	(147)
Adjustments	131	(828)	170
Accrual balance at December 31, 1999	$3,112 =====	$2,003 =====	$768 ====
1998 Restructuring

In the fourth quarter of 1998, the Company adopted a restructuring plan to consolidate and lower the overall operating costs of the business units in the Recycled Products Group. In connection with this plan, the Company closed the operations of a leased manufacturing facility in New Jersey and a sales office in England. The Company recorded a pretax charge of $6,861 in its fourth quarter of 1998, which consisted of a $3,738 write-off of equipment and other assets to be sold or scrapped; a $1,717 accrual primarily for the removal and dismantling of the equipment and restoration of the leased facility to its original state; and a $1,406 accrual for the termination benefits of approximately 88 employees. Total costs associated with the New Jersey facility and the sales office in England were $4,371 and $827, respectively.

The following represents changes in the accruals since December 31, 1998:

	Termination Benefits	Accrual for Other Expenses
Accrual balance at December 31, 1998	$1,406	$1,717
Cash payments	1,310	1,717
Accrual balance at December 31, 1999	$ 96 =====	$ 0 =====

The remaining activity associated with the 1998 restructuring is expected to be completed during the first quarter of 2000.

1997 Restructuring

During the second quarter of 1997, the Company adopted a restructuring plan designed to reduce costs and enhance the overall competitiveness of its European operations. In connection with this plan, the Company recorded a pretax charge of $7,469 during its second quarter of 1997. This consisted of restructuring costs of $10,469, less a previously recorded $3,000 charge to cost of goods sold to provide for inventory losses related to the Company's take-or-pay supply arrangement entered into as part of the acquisition of its Netherlands-based PET resins business in 1995. Approximately $6,375 of the restructuring charge was an accrual for estimated costs to modify certain supply and service agreements at the Company's Netherlands-based PET resins business. The restructuring accrual also included $3,594 of termination benefits for 65 employees at its recycled fiber operation in Ireland and the PET resins business. The 1997 restructuring plan was completed during the second quarter of 1999. The following represents changes in the accruals since December 31, 1998:

Accrual balance at December 31, 1998	$861
Cash payments	(638)
Overaccrual included in earnings in the second quarter of 1999	(223)
Accrual balance at December 31, 1999	$ 0 ====
8.	PRODUCTION OUTAGES

In August 1999, the Company experienced production outages in its PET resin production process primarily resulting from an electrical failure. In addition, the Company's manufacturing facilities in the Carolinas experienced reduced levels of production in September 1999 due to a hurricane. The Company estimates that total costs associated with these production outages is approximately $10,900, of which $2,100 was recorded by the Company as an insurance receivable for property damages in the third quarter of 1999. The additional costs associated with these events increased the pretax loss for 1999 by approximately $8,800 ($6,145 after tax), or $0.19 per diluted share. In addition, the Company has business interruption insurance that it expects will mitigate a portion of unabsorbed costs and lost profits. Any proceeds from the business interruption claim will result in income in the period the claim is settled.

9.	BORROWING ARRANGEMENTS

Long-term debt consists of the following:

	December 31,
	1999	1998
Revolving credit loan facility and bid loans	$190,000	$170,000
Uncommitted lines of credit	135,294	265,853
Serialized senior unsecured notes, 9.26%, repaid May 1999	--	40,000
Economic development revenue bonds, at variable interest rates, due 2010-2022	49,680	49,680
8.41% senior unsecured note, due July 2000	30,000	30,000
Other	1,000	1,015
	405,974	556,548
Less current portion	30,294	145,869
	$375,680 =======	$410,679 =======

In September 1999, the Company refinanced its $330,000 unsecured senior revolving credit facility. The Company's new $450,000 unsecured facility is comprised of a $125,000 364-day revolving credit facility (364-Day Facility) and a $325,000 four-year revolving credit facility (4-Year Facility and together the Facilities). The 4-Year Facility, which matures in September 2003, and the 364-Day Facility provide the Company the ability to borrow under bid loans. Bid loans bear interest at the offering bank's prevailing interest rate and reduce the availability under the Facilities. The Facilities have no scheduled principal repayments, and any borrowings under non-bid loans bear interest at the Company's option at (a) the prime rate or (b) the LIBOR rate plus an applicable margin. At December 31, 1999, the average interest rate on borrowings under the Facilities was approximately 7.0%, and the amount available to the Company was $260,000.

Terms, rates and maturity dates for the uncommitted lines of credit are agreed upon by the Bank and the Company at each borrowing date. At December 31, 1999, the remaining maturities on the domestic outstanding borrowings ranged from 3 to 28 days with interest rates ranging from 6.50% to 7.05%. At year-end, the Company had approximately $72,600 available under these lines. Based on its debt level as of December 31, 1999, the Company could have had an average of approximately $150,500 of additional debt outstanding during the year without amending the terms of its debt agreements.

The economic development revenue bonds (the Bonds) are tenderable by the holders and are secured by letters of credit aggregating approximately $51,000 at December 31, 1999. The average interest rate on the Bonds at December 31, 1999 was approximately 5.50%.

The Bonds, the borrowings under the Facilities, the borrowings under the bid loans, and borrowings from uncommitted lines of credit are classified as long-term in accordance with the Company's intention and ability to refinance such obligations on a long-term basis.

The Company has entered into interest rate swaps to fix the interest rate on variable rate borrowings thereby reducing substantial interest rate risk. Maturity dates are a minimum of 5 years and a maximum of 10 years after the inception dates of the swaps, which ranged from June 1997 to May 1998. The swaps will effectively fix the rates of interest between 6.10% and 6.20% on $200,000 of borrowings. In aggregate, the Company estimates it would receive approximately $1,027 if these agreements were terminated at December 31, 1999.

The Company's financing agreements contain normal financial and restrictive covenants. The most restrictive of these covenants permits a maximum leverage ratio of 55%, requires EBITDA to exceed 3.5 times interest expense and requires the Company to maintain a certain net worth. The Company was in compliance with these covenants.

Scheduled annual maturities of debt are: 2000 - $30,294; 2001 - $0; 2002 - $0; 2003 - $325,000; 2004 - $0, and varying amounts thereafter through 2023.

Subsequent to year end, the Company obtained a $50,000, 8.41% senior unsecured note due February 2003. The proceeds from the note were used to pay down other debt.

The carrying amounts of the Company's borrowings under its variable rate credit agreements approximate their fair value at December 31, 1999 and 1998. The fair values of the Company's fixed-rate credit agreements are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's fixed-rate debt approximated its carrying value at December 31, 1999 and exceeded its carrying value by approximately $2,200 at December 31, 1998.

During 1999, 1998 and 1997, the Company capitalized interest of $16,618, $21,342 and $9,820, respectively, as part of the cost of capital projects under construction. Interest expense (net) includes interest income of $1,488, $2,452 and $2,402 for 1999, 1998 and 1997, respectively.

10.	INCOME TAXES

For financial reporting purposes, earnings (loss) before income taxes and cumulative effect of accounting change are as follows:

	Years Ended December 31,
	1999	1998	1997
United States	$(22,678)	$ 5,645	$53,170
Foreign	9,582	12,750	(1,980)
	$(13,096) =======	$18,395 ======	$51,190 ======

Significant components of the provision (benefit) for income taxes before cumulative effect of accounting change are as follows:

	Years Ended December 31,
	1999	1998	1997
Current:
Federal	$(6,316)	$(1,762)	$ 8,630
State	(1,920)	(367)	419
Foreign	397	1,469	1,161
	(7,839)	(660)	10,210
Deferred:
Federal	1,717	6,924	9,244
State	1,422	442	1,241
Foreign	885	8	140
	4,024	7,374	10,625
	$(3,815) ======	$6,714 =====	$20,835 ======

The difference between the provision for income taxes before cumulative effect of accounting change and income taxes computed at the statutory income tax rate is explained as follows:

	Years Ended December 31,
	1999	1998	1997
Computed at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.4	0.6	1.9
Differences in income tax rates between the United States and foreign countries	20.9	(14.7)	(5.0)
Amortization of cost in excess of net assets acquired	(29.5)	15.6	6.0
Foreign losses for which no tax benefit has been provided	--	1.6	2.1
Credits	1.9	(2.8)	(0.9)
Other, net	(1.6)	1.2	1.6
Effective tax rate	29.1% ===	36.5% ===	40.7% ===

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

	December 31,
	1999	1998
Depreciation	$157,339	$115,821
Foreign	4,984	4,099
Other	12,804	13,022
Total deferred tax liabilities	175,127	132,942
Domestic carryforward	49,014	2,674
Foreign carryforward	7,054	7,065
Other	16,555	18,981
Total deferred tax assets	72,623	28,720
Valuation allowance	15,478	9,739
Net deferred tax assets	57,145	18,981
Net deferred tax liabilities	$117,982 =======	$113,961 =======

At December 31, 1999, the Company had a federal net operating loss (NOL) of approximately $102,552 available for carryforward which expires in 2019 and $3,481 of federal tax credit carryforwards which begin to expire in 2012. Additionally, the Company had approximately $200,947 of state NOLs available for carryforward which begin to expire in 2001. The Company also had foreign NOLs of approximately $20,154 that may be carried forward indefinitely.

Deferred taxes have not been provided for approximately $132,769 of undistributed earnings of foreign subsidiaries. The Company intends to reinvest such undistributed earnings for an indefinite period except for distributions upon which incremental taxes would not be material. If all such earnings were distributed, the Company would be subject to both U.S. income taxes (subject to a potential adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

11.	ENVIRONMENTAL MATTERS

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. As discussed in note 1, the Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $8,300 and $29,000 on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $15,000 and $16,000 at December 31, 1999 and 1998, respectively, which are reflected as other noncurrent liabilities in the Company's Consolidated Balance Sheet. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $8,400 to $21,900. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

12.	RETIREMENT PLANS

The Company has defined benefit plans and defined contribution pension plans that cover substantially all employees. The Company also has an employee stock ownership plan (ESOP) covering substantially all domestic employees. The defined contribution plan and the ESOP provide for Company contributions based on the earnings of eligible employees. Expense related to the defined contribution plan amounted to $5,901, $8,382 and $8,014 for the years ended December 31, 1999, 1998 and 1997, respectively. Expense related to the ESOP amounted to $2,299, $2,279 and $2,274 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

On June 30, 1999, the Company amended one of its domestic defined benefit plans whereby benefits to participants would cease to accrue. Participants that are not yet vested continue to accrue vesting service after June 30, 1999. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the projected benefit obligation decreased, and a curtailment gain of $2,293 was recognized. This curtailment gain decreased the Company's operating loss for the year ended December 31, 1999.

The following table summarizes information on the Company's domestic and foreign defined benefit plans:

	Domestic Plans		Foreign Plans
	1999	1998	1999	1998
Change in benefit obligation:
Benefit obligation at beginning of year	$39,290	$36,909	$36,243	$32,464
Contributions	--	--	218	159
Service cost	142	(169)	1,704	1,987
Interest cost	2,698	2,672	1,662	1,881
Actuarial (gain) loss	2,870	1,859	3,082	(115)
Benefits paid	(1,787)	(1,981)	(1,123)	(840)
Exchange gain (loss)	--	--	(5,398)	745
Curtailment gain	(1,512)	--	--	--
Other	--	--	(52)	(38)
Benefit obligation at end of year	41,701	39,290	36,336	36,243
Change in plan assets:
Fair value of plan assets at beginning of year	43,878	38,288	52,904	48,872
Actual return on plan assets	3,525	7,501	13,820	3,447
Contributions	--	70	218	528
Benefits paid	(1,787)	(1,981)	(1,123)	(840)
Exchange gain (loss)	--	--	(8,153)	935
Other	--	--	(52)	(38)
Fair value of plan assets at end of year	45,616	43,878	57,614	52,904

Funded status	3,915	4,588	21,278	16,661
Unrecognized net actuarial gain	(5,466)	(9,103)	(15,726)	(11,462)
Unrecognized prior service cost	--	(839)	--	--
Unrecognized transition obligation	144	180	160	202
Prepaid (accrued) pension cost	$(1,407) =====	$(5,174) ======	$ 5,712 =====	$ 5,401 ======
	Domestic Plans		Foreign Plans
	1999	1998	1999	1998
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$345	$ --	$ 5,945	$ 5,401
Accrued benefit liability	(1,752)	(5,174)	(1,051)	(340)
Intangible asset	--	--	818	340
Net amount recognized	$(1,407) =====	$(5,174) ======	$ 5,712 =====	$ 5,401 ======
Weighted-average assumptions as of December 31:
Discount rate	8.00%	7.00%	6.36%	5.06%
Expected return on plan assets	9.00%	9.00%	7.41%	5.03%
Rate of compensation increase	--	3.25%	3.86%	3.44%

Components of net periodic cost (benefit):
Service cost	$ 142	$ (169)	$ 1,704	$ 1,987
Interest cost	2,698	2,672	1,663	1,881
Expected return on plan assets	(3,965)	(3,390)	(1,932)	(2,160)
Net amortization and deferral	(348)	(257)	(2,567)	(3,211)
Curtailment gain	(2,293)	--	--	--
Net periodic pension cost (benefit)	$(3,766) =====	$(1,144) ======	$(1,132) =====	$ (1,503) ======
13.	STOCKHOLDERS' EQUITY

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

Pro forma information regarding net earnings (loss) and earnings (loss) per common share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of 6.39%, 4.83% and 5.84%; a dividend yield of 1.15%, 1.05% and .95%; volatility factors of the expected market price of the Company's common stock of .468, .453 and .424; and a weighted-average expected life of the option of 7 years. The weighted-average fair value of options granted in 1999, 1998 and 1997 was $4.99, $9.57 and $9.21, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	1999	1998	1997
Pro forma net earnings (loss)	$(12,555)	$10,397	$29,051
Pro forma basic earnings (loss) per common share	($0.40)	$0.33	$0.93
Pro forma diluted earnings (loss) per common share	($0.40)	$0.33	$0.93

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until year 2000.

A summary of the Company's stock option activity and related information for the three years ended December 31, 1999 follows:

	Shares	Weighted Average Price Per Share
Outstanding December 31, 1996	2,711,498	$21.28
Granted	8,000	18.94
Exercised	(25,050)	18.06
Cancelled	(244,120)	22.20
Outstanding December 31, 1997	2,450,328	$21.22
Granted	447,000	18.81
Exercised	(64,840)	17.52
Cancelled	(111,685)	18.51
Outstanding December 31, 1998	2,720,803	$21.02
Granted	559,500	9.64
Exercised	--	--
Cancelled	(268,300)	19.46
Outstanding December 31, 1999	3,012,003 =======	$19.07 =====

At December 31, 1999, 1998 and 1997, options for 1,910,500, 1,742,675 and 1,562,685 shares, respectively, were exercisable. At December 31, 1999, 1,118,525 shares were available for future option grants. The following summarizes information related to stock options outstanding at December 31,1999:

Range of exercise prices	$9.64 to $19.88	$20.63 to $34.38
Number outstanding at December 31, 1999	2,044,950	967,050
Weighted-average remaining contractual life	7.5 years	5.2 years
Weighted-average exercise price of options outstanding	$15.86	$25.84
Number exercisable at December 31, 1999	1,002,170	908,330
Weighted-average exercise price of options exercisable	$17.90	$26.04

In February 1998, the Company adopted and in May 1998 the stockholders approved a deferred compensation and restricted stock plan (Restricted Stock Plan). Pursuant to the Restricted Stock Plan, certain officers, directors and managers of the Company are required to defer a certain portion of their compensation and may elect to defer additional compensation which is exchanged for restricted stock. Shares granted are subject to certain restrictions on transferability. The Plan was amended, effective as of December 1, 1998, whereby the exercise price for restricted stock awards granted after 1998 was 85% of the average of the highest and lowest sales prices of the common stock as reported on the New York Stock Exchange on the last day of the prior calendar quarter and on each of the 15 days before and after that date. The exercise price for restricted stock awards granted in 1998 was 85% of the average of the highest and lowest sales prices of the common stock on the date the Plan was approved by the stockholders and on each of the 15 business days before and after that date. A total of 1,000,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. During 1999 and 1998, participants purchased 118,541 and 53,738 shares of common stock, respectively, at an average price of approximately $9.44 and $20.81 per share. Also, upon termination of the Directors Retirement and Deferred Compensation Plans during 1998, directors elected to rollover amounts under these plans to the Restricted Stock Plan resulting in the issuance of 59,441 shares of common stock. The amount of non-cash compensation expense associated with purchases during 1999 and 1998 was not material.

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

14.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the year indicated:

	1999	1998	1997
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ (9,281)	$11,681	$30,355
Cumulative effect of accounting change	(1,769)	--	--
Net earnings (loss)	$(11,050) ======	$11,681 ======	$30,355 ======
Denominator:
Denominator for basic earnings (loss) per common share - weighted-average shares	31,203	31,178	31,120
Effect of dilutive securities:
Employee stock options and restricted stock	--	213	149
Denominator for diluted earnings (loss) per common share - adjusted weighted-average share	31,203 =====	31,391 ======	31,269 ======
15.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including environmental liabilities (see note 11), letters of credit (see note 9), commitments relating to certain state incentives, raw material purchase commitments, and various operating lease commitments.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During 1999, the Company recognized $6,000 of grant income. As of December 31, 1999, the Company had deferred grant income of $21,000 which it expects to recognize as these conditions are satisfied.

The Company has entered into commitments to purchase raw materials in the ordinary course of its trade or business. The minimum payments under these commitments approximate $19,000 per year. The commitments extend for varying periods up to 10 years and, in general, the prices are not in excess of current market prices.

During 1999, the Company sold certain production equipment in connection with a sale and leaseback transaction. This lease has been classified as an operating lease, has a lease term of five years, contains purchase and lease renewal options at projected future fair market values, and a residual value guarantee. See note 6.

Approximate minimum rental commitments under noncancelable leases (including the sale and leaseback transaction) during each of the next five years and thereafter are as follows: 2000 - $17,822; 2001 - $17,087; 2002 - $15,884; 2003 - $14,712; 2004 - $9,863; and thereafter - $5,655.

Rent expense for cancelable and noncancelable operating leases was $11,400, $8,282 and $6,232 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters will not have a material adverse effect, if any, on the Company's consolidated financial position or results of operations.

16.	FINANCIAL INSTRUMENTS

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

The Company has entered into forward foreign currency contracts to exchange Dutch guilders for U.S. dollars with an aggregate notional amount of $21,800 at December 31, 1999 and 1998 in order to reduce the related impact of foreign currency translation adjustments. The Company has designated these contracts as a hedge of a net investment in a foreign entity.

The Company entered into forward foreign currency contracts to exchange U.S. dollars for German marks with an aggregate notional amount of $817 and $3,100 at December 31, 1999 and 1998, respectively. These contracts are designed to reduce (hedge) the impact of foreign currency fluctuations relative to fixed asset purchase commitments and have maturity dates ranging from January 2000 through February 2000. The Company's European businesses utilize foreign currency debt and forward currency contracts to hedge certain of their accounts receivable and accounts payable denominated in other foreign currencies. The notional amount of such contracts was $4,600 and $17,800 at December 31, 1999 and 1998, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency and interest rate contracts described above and in note 9 and temporary cash investments and trade accounts receivable. The counterparties to the contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties. The Company places its temporary cash investments with high credit quality institutions. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents, accounts receivable, accounts payable and equity-linked investment: The carrying amounts reported in the consolidated balance sheets approximate their fair value.

Borrowing arrangements: See note 9.

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

The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998:

	1999		1998
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$ 0	$ 0	$ 0	$ 0
Accounts receivable	79,599	79,599	101,420	101,420
Accounts payable	78,919	78,919	64,013	64,013
Borrowing arrangements	405,974	406,289	556,548	558,748
Derivatives - receive (pay):
Interest rate instruments	(34)	1,027	(275)	(15,866)
Forward foreign currency contracts	557	596	(414)	(489)
Equity-linked investment	3,393	3,393	1,494	1,494
17.	OPERATING SEGMENTS AND GEOGRAPHIC AREAS

The Company's operations are classified into three principal reportable segments that provide different products or services. The Company's three reportable business segments are managed separately based on fundamental differences in their operations.

The Fibers Group produces Fortrel® textile fibers, which currently represent approximately 60% of the Company's fiber production. These fibers are used in apparel and home furnishings and are produced from two chemical raw materials, PTA and MEG. The other 40% of fiber production, primarily fiberfill and carpet fibers, is manufactured by the Recycled Products Group from recycled raw materials, including postindustrial fiber, resin and film materials and post consumer PET soft drink bottles. The Company's PET resins, produced by the Packaging Products Group from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs and amortization expense. Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in note 1.

1999	Fibers Group	Recycled Products Group	Packaging Products Group	Total
Revenues	$297,679	$300,721	$337,001	$ 935,401
Segment profit (loss) (1)	(10,439)	13,041	14,965	17,567
Assets	388,918	242,768	459,452	1,091,138
Restructuring charge	3,466	13,320	596	17,382
Amortization and depreciation	32,601	20,048	17,464	70,113
Capital expenditures	36,972	11,317	41,182	89,471
1998
Revenues	$355,365	$365,540	$247,103	$ 968,008
Segment profit (1)	27,960	18,395	8,607	54,962
Assets	432,550	306,479	287,438	1,026,467
Restructuring charge	590	5,439	832	6,861
Amortization and depreciation	33,275	19,494	17,983	70,752
Capital expenditures	91,468	20,384	111,524	223,376
1997
Revenues	$419,363	$386,222	$277,603	$1,083,188
Segment profit (loss) (1)	52,438	40,160	(15,816)	76,782
Assets	473,643	286,396	292,465	1,052,504
Restructuring charge	--	2,894	4,575	7,469
Amortization and depreciation	33,048	19,796	19,521	72,365
Capital expenditures	80,232	10,195	130,760	221,187
(1)	Segment profit (loss) includes administrative expenses and corporate research and development costs.

Beginning in first quarter 2000, the Company reduced its reportable operating segments to two: the Fibers and Recycled Products Group and the PPG. In an effort to streamline its costs and integrate its fiber operations, the Company has changed its organizational structure so that both the chemical and recycled-based fiber operations report to one individual. The financial information of the Company is now being reported to the chief operating decision maker under these two segments. The Company will begin reporting operations under these two segments on its Form 10-Q for the quarter ending March 31, 2000.

Following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	1999	1998	1997
Segment Profit
Total for Reportable Segments	$ 17,567	$ 54,962	$ 76,782
Unallocated Corporate Income	--	1,910	--
Interest Expense, Net	(13,281)	(8,302)	(12,160)
Loss on Cancellation of Fixed-rate Financial Instrument	--	(23,314)	--
Restructuring Charges	(17,382)	(6,861)	(7,469)
Loss on Divestiture and Other	--	--	(5,963)
Earnings (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	$ (13,096) ========	$ 18,395 ========	$ 51,190 ========
Assets
Total for Reportable Segments	$1,091,138	$1,026,467	$1,052,504
Corporate Assets (1)	252,830	464,698	266,721
Total Assets	$1,343,968 ========	$1,491,165 ========	$1,319,225 ========
(1)	Corporate assets include prepaid expenses, construction in progress and other assets not allocated to the segments.

Net sales and operating income (loss) for the years ended December 31, 1999, 1998 and 1997 and long-lived assets at the end of each year, classified by the major geographic areas in which the company operates, are as follows:

	1999	1998	1997
Net sales
U.S.	$799,083	$809,054	$ 898,787
Europe	136,318	158,954	184,401
	$935,401 =======	$968,008 =======	$1,083,188 ========
Operating income (loss)
U.S.	$ (9,673)	$ 37,837	$ 74,389
Europe	9,858	12,174	(5,076)
	$ 185 =======	$ 50,011 =======	$ 69,313 ========
Long-lived assets
U.S.	$767,373	$860,622	$ 703,546
Europe	48,272	54,236	50,934
	$815,645 =======	$914,858 =======	$ 754,480 ========

Revenues are attributed to countries based on the location where the products were produced.

18.	DIVESTITURE AND OTHER

On December 30, 1997, the Company sold its thermoformed packaging and extruded sheet operation located in Ripon, WI for approximately $15,900 resulting in a pretax loss of $8,384. This loss is reported net of a $2,421 gain from an insurance reimbursement related to a warehouse fire at the Company's Irish fiber operation in July 1997. Together, these events decreased net earnings for 1997 by approximately $3,800, or $0.12 per diluted share. The Company has replaced the destroyed buildings.

The operating results of the divested business did not have a material impact on the Company's Consolidated Financial Statements.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the years ended December 31, 1999 and 1998 is summarized as follows:

Quarter ended	March 31, 1999	June 30, 1999 (1)	Sept. 30, 1999 (2)	Dec. 31, 1999 (3)	Total 1999
Net sales	$218,891	$232,635	$223,206	$260,669	$935,401
Gross profit	24,817	25,899	15,793	23,443	89,952
Net earnings (loss) before cumulative effect of accounting change	1,786	(10,516)	(4,070)	3,519	(9,281)
Net earnings (loss)	17	(10,516)	(4,070)	3,519	(11,050)
Basic and diluted net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.06	$ (0.34)	$ (0.13)	$ 0.11	$ (0.29)
Net earnings (loss)	$ 0.00	$ (0.34)	$ (0.13)	$ 0.11	$ (0.35)

Quarter ended	March 31, 1998	June 30, 1998	Sept. 30, 1998	Dec. 31, 1998 (4)	Total 1998
Net sales	$263,076	$261,272	$237,025	$206,635	$968,008
Gross profit	42,163	43,448	31,773	12,906	130,290
Net earnings (loss)	12,723	14,412	7,688	(23,142)	11,681
Basic net earnings (loss) per common share	$ 0.41	$ 0.46	$ 0.25	$ (0.74)	$ 0.37
Diluted net earnings (loss) per common share	$ 0.41	$ 0.46	$ 0.25	$ (0.74)	$ 0.37
(1)	Quarterly net loss reflects a pretax restructuring charge of $18,972 ($12,882 after tax), or $0.41 per diluted share.
(2)	Quarterly net loss reflects expenses relating to production outages and reduced levels of production of $8,779 ($6,145 after tax), or $0.20 per diluted share
(3)	Quarterly net earnings reflect a reduction of the pretax restructuring charge of $1,590 ($1,100 after tax), or $0.03 per diluted share.
(4)

Quarterly net loss reflects a pretax restructuring charge of $6,861 ($4,357 after tax), a loss of $23,314 ($14,804 after tax) on the cancellation of a fixed-rate financial instrument, and $8,639 ($5,486 after tax) of lower of cost or market inventory adjustments, which in total decreased net earnings by $24,647, or $0.79 per diluted share.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Wellman, Inc.

We have audited the accompanying consolidated balance sheets of Wellman, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 8. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. We did not audit the financial statements and schedules of a wholly owned subsidiary of the Company, which statements reflect total assets constituting 6% in 1999 and 1998 and net sales constituting 10% in 1999, 11% in 1998 and 10% in 1997 of the related consolidated totals. Those financial statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly owned subsidiary, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 2 to the Consolidated Financial Statements, in 1999, the Company changed its method of accounting for start-up costs.

ERNST & YOUNG LLP

Charlotte, North Carolina

February 14, 2000

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1999, 1998 and 1997
(In thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 1999	$4,184 =====	$1,292 =====	33 ===	$1,094(a) =====	$4,415 =====

Year ended December 31, 1998	$5,229 =====	-- =====	$(80) ===	$965(a) ====	$4,184 =====

Year ended December 31, 1997	$2,611 =====	$2,187 =====	$824(b) ===	$393(a) ====	$5,229 =====

(a) Accounts written off and reduction of allowance.

(b) Primarily recovery of accounts previously written off.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III
Item 10.	Directors and Executive Officers of the Registrant

"Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance and Other Information" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 are hereby incorporated by reference herein.

Item 11.	Executive Compensation

"Compensation of Directors and Officers" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 is hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

"Introduction" and "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 are hereby incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions

"Compensation of Directors and Officers" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 is hereby incorporated by reference herein.

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	Financial Statements

The consolidated financial statements included in Item 8 are filed as part of this annual report.

2.	Financial Statement Schedules

The consolidated financial statement schedule included in Item 8 is filed as part of this annual report.

3.	Exhibits

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

3(a)(1)

Restated Certificate of Incorporation (originally filed as Exhibit 3.1 of the Company's Registration Statement on Form S-1, File No. 33-13458, and subsequently refiled as Exhibit 3(a)(1) of the Company's Form 10-K for the year ended December 31, 1993)

3(a)(2)

Certificate of Amendment to Restated Certificate of Incorporation (originally filed as Exhibit 3(a)(2) of the Company's Registration Statement on Form S-4, File No. 33-31043, and subsequently refiled as Exhibit 3(a)(2) of the Company's Form 10-K for the year ended December 31, 1993)

3(a)(3)

Certificate of Amendment to Restated Certificate of Incorporation (originally filed as Exhibit 28 of the Company's Registration Statement on Form S-8, File No. 33-38491, and subsequently refiled as Exhibit 3(a)(3) of the Company's Form 10-K for the year ended December 31, 1993)

	3(a)(4)	Certificate of Amendment to Restated Certificate of Incorporation (originally filed as Exhibit 3(a)(4) of the Company's Form 10-K for the year ended December 31, 1993)

	3(b)	Restated By-Laws, as of May 18, 1999 (Exhibit 3(b) of the Company's Form 10-Q for the quarter ended June 30, 1999 incorporated by reference herein)

4(a)(1)

Loan Agreement dated as of September 28, 1999 by and between the Company and Fleet National Bank, N.A., as administrative agent, and certain other financial institutions (Exhibit 4(a)(1) of the Company's Form 10-Q for the quarter ended September 30, 1999 incorporated by reference herein)

4(a)(2)

Guaranty Agreement executed as of September 29, 1999 by Fiber Industries, Inc. in favor of Fleet National Bank on behalf of Wellman, Inc. (Exhibit 4(a)(2) of the Company's Form 10-Q for the quarter ended September 30, 1999 incorporated by reference herein)

4(a)(3)

Guaranty Agreement executed as of September 29, 1999 by Prince, Inc. (formerly known as Wellman Delaware Holding, Inc.) in favor of Fleet National Bank on behalf of Wellman, Inc. (Exhibit 4(a)(3) of the Company's Form 10-Q for the quarter ended September 30, 1999 incorporated by reference herein)

4(a)(4)

Guaranty Agreement executed as of September 29, 1999 by Wellman of Mississippi, Inc. in favor of Fleet National Bank on behalf of Wellman, Inc. (Exhibit 4(a)(4) of the Company's Form 10-Q for the quarter ended September 30, 1999 incorporated by reference herein)

4(b)

Registration Rights Agreement dated as of August 12, 1985 by and among the Company, Thomas M. Duff and others (Exhibit 4.7 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

4(c)(1)

Rights Agreement dated as of August 6, 1991 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 1 of the Company's Form 8-K dated as of August 6, 1991 incorporated by reference herein)

4(c)(2)

Amendment to Rights Agreement dated February 26, 1996 between the Company and Continental Stock Transfer and Trust Company (Exhibit 4.1 of the Company's Form 8-K dated February 28, 1996 incorporated by reference herein)

4(c)(3)

Amendment to Rights Agreement dated August 16, 1999 between the Company and First Union National Bank (Exhibit 4(g)(3) of the Company's Form 10-Q for the quarter ended June 30, 1999 incorporated by reference herein)

Executive Compensation Plans and Arrangements

10(a)(1)

Employment Agreement dated as of January 1, 1990 between the Company and Thomas M. Duff (Exhibit 10(b)(1) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(a)(2)

Third Amendment to Employment Agreement dated as of January 1,1997 between the Company and Thomas M. Duff (Exhibit 10(a) of the Company's Form 10-Q for the quarter ended March 31, 1997 incorporated by reference herein)

10(b)

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

10(d)	Employment Agreement dated as of May 21, 1996 between the Company and John R. Hobson (Exhibit 10(a) of the Company's Form 10-Q for the period ended June 30, 1996 incorporated by reference herein)

10(e)	Directors Stock Option Plan dated as of December 2, 1991, as amended (Exhibit 10(g) of the Company's Form 10-K for the year ended December 31, 1998 incorporated by reference herein)

10(f)

Wellman, Inc. Amended and Restated Management Incentive Compensation Plan for the Executive Group (Exhibit 10(h) of the Company's Form 10-Q for the quarter ended June 30, 1999 incorporated by reference herein)

10(g)	Summary of Executive Life Insurance Plan (Exhibit 10.22 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

10(h)	Description of Directors' Restricted Stock Plan (Exhibit 10(k) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(i)	Directors Deferred Compensation Plan (Exhibit 10(l) of the Company's Form 10-K for the year ended December 31, 1994 incorporated by reference herein)

10(j)	Executive Retirement Restoration Plan (Exhibit 10(a) of the Company's Form 10-Q for the quarter ended June 30, 1998 incorporated by reference herein)

10(k)	Wellman, Inc. 1997 Stock Option Plan (Exhibit 10(b) of the Company's Form 10-Q for the quarter ended June 30, 1997 incorporated by reference herein)

10(l)

Wellman, Inc. Deferred Compensation and Restricted Stock Plan, as amended, effective as of December 1, 1998 (Exhibit 10(o) of the Company's Form 10-Q for the quarter ended June 30, 1999 incorporated by reference herein)

Other Material Agreements

10(m)

Trademark Assignment and License, dated January 28, 1988, by and among FI, HCC and Celanese (Exhibit 10.14 of FI's Registration Statement on Form S-1, File No. 33-20626, incorporated herein by reference)

10(n)

Inducement Agreement dated April 16, 1996, by and among Wellman of Mississippi, Inc., the Mississippi Department of Economic and Community Development acting for and on behalf of the State of Mississippi, the Mississippi Business Financial Corporation and certain other parties (Exhibit 10(u) of the Company's Form 10-K for the year ended December 31, 1996 incorporated by reference herein)

10(n)(1)

Supplement to Inducement Agreement dated June 30, 1999, by and among the Mississippi Department of Economic and Community Development acting for and on behalf of the State of Mississippi, the Mississippi Major Economic Impact Authority, the Mississippi Business Finance Corporation and certain other parties

21	Subsidiaries

23(a)	Consent of Ernst & Young LLP

23(b)	Consent of KPMG

27(a)	Financial Data Schedule

27(b)	Financial Data Schedule

28(a)	Report of KPMG

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

WELLMAN, INC. /s/ Thomas M. Duff________________________ Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2000.

Signatures	Title
/s/ Thomas M. Duff____________________________ Thomas M. Duff	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Keith R. Phillips____________________________ Keith R. Phillips	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ Mark J. Rosenblum__________________________ Mark J. Rosenblum	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
/s/ James B. Baker_____________________________ James B. Baker	Director
/s/ Clifford J. Christenson_______________________ Clifford J. Christenson	President, Chief Operating Officer and Director
/s/ Richard F. Heitmiller_________________________ Richard F. Heitmiller	Director
/s/ Gerard J. Kerins_____________________________ Gerard J. Kerins	Director
/s/ James E. Rogers_____________________________ James E. Rogers	Director
/s/ Marvin O. Schlanger_________________________ Marvin O. Schlanger	Director
/s/ Raymond C. Tower_________________________ Raymond C. Tower	Director
/s/ Roger A. Vandenberg________________________ Roger A. Vandenberg	Director