Form 10-Q
period 2000-03-31
WELLMAN INC
filed 2000-05-12
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended March 31, 2000

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

Registrant 's telephone number, including area code: (732) 542-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

As of May 4, 2000, there were 31,540,634 shares of the registrant 's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.

INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Condensed Consolidated Statements of Income - For the three months ended March 31, 2000 and 1999	3
Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999	4
Condensed Consolidated Statements of Stockholders ' Equity - For the three months ended March 31, 2000 and the year ended December 31, 1999	5
Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2000 and 1999	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	11
PART II - OTHER INFORMATION
ITEM 6 - Exhibits and Reports on Form 8-K	16
SIGNATURES	17

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months ended March 31,
	2000	1999

Net sales	$274,271	$218,891

Cost of sales	249,001	194,074

Gross profit	25,270	24,817

Selling, general and administrative expenses	16,900	18,672

Operating income	8,370	6,145

Interest expense, net	2,452	3,332

Earnings before income taxes and cumulative effect of accounting change	5,918	2,813

Income taxes	1,717	1,027

Earnings before cumulative effect of accounting change	4,201	1,786

Cumulative effect of accounting change, net of tax	-	1,769

Net income	$ 4,201 ======	$ 17 ======

Basic and diluted net earnings per common share:

Income before cumulative effect of accounting change	$ 0.13	$ 0.06

Cumulative effect of accounting change	-	(0.06)

Net income	$ 0.13 ======	$ 0.00 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	March 31,	December 31,
	2000	1999
Assets:
Current assets:
Cash and cash equivalents	$ --	$ --
Accounts receivable, less allowance of $4,380 in 2000 and $4,415 in 1999	80,421	79,599
Inventories	160,255	174,735
Prepaid expenses and other current assets	8,309	10,127
Total current assets	248,985	264,461
Property, plant and equipment, at cost:
Land, buildings and improvements	132,495	133,039
Machinery and equipment	838,033	840,921
Construction in progress	245,215	227,540
	1,215,743	1,201,500
Less accumulated depreciation	397,694	385,855
Property, plant and equipment, net	818,049	815,645
Cost in excess of net assets acquired, net	246,015	248,697
Other assets, net	19,731	15,165
	$1,332,780 ========	$1,343,968 ========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 64,353	$ 78,919
Accrued liabilities	31,740	33,534
Current portion of long-term debt	40,405	30,294
Other	17,785	19,547
Total current liabilities	154,283	162,294
Long-term debt	375,680	375,680
Deferred income taxes and other liabilities	191,751	194,589
Total liabilities	721,714	732,563
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 34,029,334 shares issued in 2000 and 33,938,753 in 1999	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	241,210	239,473
Accumulated other comprehensive income (loss)	(9,465)	(6,019)
Retained earnings	428,811	427,441
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	611,066	611,405
	$1,332,780 ========	$1,343,968 ========

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
(In thousands)
Balance at December 31, 1998	33,816	$34	$237,810	$ 5,133	$449,801	$(49,524)	$643,254
Net loss					(11,050)		(11,050)
Currency translation adjustments				(11,152)			(11,152)
Total comprehensive loss							(22,202)
Cash dividends ($0.36 per share)					(11,310)		(11,310)
Issuance of restricted stock	123		1,151				1,151
Tax effect of restricted stock			17				17
Amortization of deferred compensation			495				495
Balance at December 31, 1999	33,939	34	239,473	(6,019)	427,441	(49,524)	611,405
Net income					4,201		4,201
Currency translation adjustments				(3,446)			(3,446)
Total comprehensive income							755
Cash dividends ($0.09 per share)					(2,831)		(2,831)
Exercise of stock options	66		1,146				1,146
Tax effect of exercise of stock options			70				70
Issuance of restricted stock	24		391				391
Amortization of deferred compensation			130				130
Balance at March 31, 2000	34,029 =====	$34 ===	$241,210 =======	$(9,465) =====	$428,811 =======	$(49,524) ======	$611,066 =======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(In thousands)
	2000	1999
Cash flows from operating activities:
Net income	$ 4,201	$ 17
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,558	15,021
Amortization	2,473	2,187
Deferred income taxes and other	(1,520)	432
Changes in assets and liabilities	(9,944)	(15,818)

Net cash provided by operating activities	9,768	1,839

Cash flows from investing activities:
Additions to property, plant and equipment	(19,397)	(31,584)

Net cash used in investing activities	(19,397)	(31,584)

Cash flows from financing activities:
Borrowings under long-term debt, net	11,094	31,670
Dividends paid on common stock	(2,831)	(2,806)
Issuance of restricted stock	391	917
Exercise of stock options	1,216	--

Net cash provided by financing activities	9,870	29,781

Effect of exchange rate changes on cash and cash equivalents	(241)	(36)

Increase (decrease) in cash and cash equivalents	0	0
Cash and cash equivalents at beginning of period	0	0
Cash and cash equivalents at end of period	$ 0 =====	$ 0 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three months ended
March 31, 2000 and 1999 is unaudited)
(In thousands, except per share data)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc. 's (which, together with its subsidiaries, is herein referred to as the "Company ") annual report on Form 10-K for the year ended December 31, 1999.

2.	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2000	1999
Numerator for basic and diluted earnings per share:
Earnings before cumulative effect of accounting change	$ 4,201	$ 1,786
Cumulative effect of accounting change	-	(1,769)
Net income	$ 4,201 ======	$ 17 ======
Denominator:
Denominator for basic earnings per share - weighted-average shares	31,221	31,203
Effect of dilutive securities:
Employee stock options and restricted stock	580	128
Denominator for diluted earnings per share-adjusted weighted average shares	31,801 ======	31,331 ======
Basic and diluted net earnings per common share:
Income before cumulative effect of accounting change	$ 0.13	$ 0.06
Cumulative effect of accounting change	-	(0.06)
Net income	$ 0.13 ======	$ 0.00 ======

3.	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,,
	2000	1999
Raw materials	$ 70,199	$ 64,700
Finished and semi-finished goods	79,044	97,855
Supplies	11,012	12,180
	$160,255 =======	$174,735 =======
4.		ACCOUNTING CHANGE

Effective January 1, 1999, the Company adopted the AICPA 's Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities, " which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP were reported as a cumulative effect of an accounting change. The effect of the change was to decrease net income for the three months ended March 31, 1999 by $1,769, or $0.06 per diluted share, after tax.

5.	RESTRUCTURING CHARGES
1999 Restructuring

During 1999, in an effort to offset in part the effects of lower selling prices and higher raw material costs and to improve long-term profitability and stockholder returns, the Company approved an overall cost reduction and productivity improvement plan. As a result, the Company recorded a pretax restructuring charge in 1999 of $17,789 related to the 1999 plan. The plan included a pretax charge of $10,606 for closing the Company 's wool business, which consisted of an impairment charge of $6,986 to write-down the related assets to their expected fair value, an accrual for closure costs of $1,880, a $1,320 accrual for severance, and a $420 accrual for other exit costs. The Company's wool business reported sales and an operating loss for the first quarter of 1999 of $5,691 and $(137), respectively. In addition, the plan included a pretax charge of $2,073 to close the Company 's New York facility, which included lease termination costs and an accrual for severance. The plan included an additional accrual for severance costs for other positions throughout the Company. The closure of the wool business and other cost reductions throughout the Company will result in the termination of approximately 127 and 130 employees, respectively. These positions included both plant and administrative personnel. As of March 31, 2000, the Company had terminated 245 employees as part of the plan.

The following represents changes in the accruals since December 31, 1999:

	Termination Benefits	Closure and Lease Termination Costs	Accrual for Other Expenses
Accrual balance at December 31, 1999	$3,112	$2,003	$768
Cash payments in 2000	(1,241)	(120)	(152)
Accrual balance at March 31, 2000	$1,871 =====	$1,883 =====	$616 ====

1998 Restructuring

During 1998, the Company adopted a restructuring plan to consolidate and lower the overall operating costs of the business units in the Fibers and Recycled Products Group. In connection with this plan, the Company closed the operations at a leased manufacturing facility in New Jersey and a sales office in the United Kingdom. The Company recorded a pretax charge of $6,861 in its fourth quarter of 1998, which included a $3,738 write-off of equipment and other assets to be sold or scrapped; a $1,717 accrual primarily for the removal and dismantling of the equipment and restoration of the leased facility to its original state; and a $1,406 accrual for the termination benefits of approximately 88 employees. Total costs associated with the New Jersey facility and the sales office in England were $4,371 and $827, respectively.

The 1998 restructuring plan is expected to be completed during the second quarter of 2000. There were no changes in the accruals since December 31, 1999:

	Termination Benefits	Accrual for Other Expenses
Accrual balance at December 31, 1999	$96	$0
Activity in 2000	(0)	(0)
Accrual balance at March 31, 2000	$96 ===	$0 ==
6.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including environmental liabilities, letters of credit, commitments relating to certain state incentives, raw material purchase commitments, and various operating commitments, including operating lease commitments.

The Company 's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company 's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $8,300 and $29,000. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $15,000 at March 31, 2000 and December 31, 1999, which are reflected as other noncurrent liabilities in the Company 's Condensed Consolidated Balance Sheets. These accruals represent management 's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $8,400 to $21,900. These non-capital and capital expenditures are expected to be incurred during the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During the three months ending March 31, 2000, the Company recognized approximately $2,000 of grant income. As of March 31, 2000, the Company had a deferred liability of approximately $19,000 which it expects to be reduced as these conditions are satisfied.

7.	COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is comprised solely of foreign currency translation. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $755 and $(7,146) for the three months ended March 31, 2000 and 1999, respectively.

8.	SEGMENT INFORMATION

Beginning in the first quarter of 2000, the Company reduced its reportable operating segments from three to two: the Fibers and Recycled Products Group and the Packaging Products Group. In an effort to streamline its costs and integrate its fiber operations, the Company has changed its organizational structure so that both the chemical and recycled-based fiber operations report to one individual. The financial information of the Company is now being reported to the chief operating decision maker under these two segments. This represents a change in the Company's segment reporting, and the Company accordingly has restated its segment information where appropriate to reflect this change.

Generally, the Company evaluates segment profit on the basis of operating profit less certain charges for research and development costs, administrative costs, and amortization expenses. The accounting policies are the same as those described in the Company 's most recently filed Form 10-K.

Three months ended March 31, 2000	Fibers and Recycled Products Group	Packaging Products Group	Total
Revenues	$157,830	$116,441	$ 274,271
Segment profit (1)	4,885	3,485	8,370
Assets	628,324	431,202	1,059,526
Three months ended March 31, 1999 (restated)
Revenues	$156,326	$ 62,565	$ 218,891
Segment profit (loss) (1)	6,572	(427)	6,145
Assets	699,286	450,429	1,149,715
(1)	Segment profit (loss) includes administrative expenses and corporate research and development costs.

Following are reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months Ended March 31,
Segment Profit	2000	1999
Total for Reportable Segments	$ 8,370	$ 6,145
Interest Expense, Net	(2,452)	(3,332)
Earnings Before Income Taxes and Cumulative Effect of Accounting Change	$ 5,918 ========	$ 2,813 ========
Assets
Total for Reportable Segments	$1,059,526	$1,149,715
Corporate assets(1)	273,254	345,315
	$1,332,780 ========	$1,495,030 ========
(1)		Corporate assets include prepaid expenses, construction in progress and other assets not allocated to the segments.
WELLMAN, INC.
MANAGEMENT 'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The Company is principally engaged in the manufacture and marketing of high-quality polyester products, including Fortrel® brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear® brand PET (polyethylene terephthalate) packaging resins. The Company currently has annual capacity to manufacture approximately 1.1 billion pounds of fiber and 1.1 billion pounds of resins worldwide at six major production facilities in the United States and Europe. See "Outlook" below. The Company is also the world 's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in its manufacturing operations.

Beginning in the first quarter of 2000, the Company reduced its reportable operating segments from three to two: the Fibers and Recycled Products Group (FRPG) and the Packaging Products Group (PPG). In an effort to streamline its costs and integrate its fiber operations, the Company has changed its organizational structure so that both the chemical and recycled-based fiber operations report to one individual. The financial information of the Company is now being reported to the chief operating decision maker under these two segments.

The FRPG produces Fortrel® textile fibers, which currently represent approximately 60% of the Company 's fiber production. These fibers are used in apparel, home furnishings, and non-wovens and are produced from two chemical raw materials, purified terephthalic acid (PTA) and monoethylene glycol (MEG). The other 40% of its fiber production, primarily fiberfill and carpet fibers, is manufactured from recycled raw materials, including postindustrial fiber, resin and film materials and postconsumer PET containers. The Company 's PET resins, produced by the PPG from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

The Company 's markets are highly competitive. It competes in these markets primarily on the basis of product quality, customer service, brand identity and price. It believes it is the largest polyester staple producer in the United States and the third-largest PET packaging resins producer in North America. Several of the Company 's competitors are substantially larger than the Company and have substantially greater economic resources.

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

The Company 's profitability is primarily determined by its raw material margins (the difference between product selling prices and raw material costs). Both fiber and PET resin raw material margins experience increases or decreases primarily based on selling price and raw material cost changes, which stem from supply and demand factors and competitive conditions. Given the Company 's substantial unit volumes, the impact on profitability of changes in selling prices and raw material costs is significant.

Supply, demand, prices and raw material costs each may be affected by global economic and market conditions, export and import activity, and the prices of competing materials.

RESTRUCTURING CHARGES

During 1999, in an effort to offset in part the effects of lower selling prices and higher raw material costs in both its FRPG and PPG and to improve long-term profitability and stockholder returns, the Company approved an overall cost reduction and productivity improvement plan. As a result, the Company recorded a pretax restructuring charge in 1999 of $17.8 million. Pursuant to the plan, the Company closed its New York office and its wool business in Johnsonville, SC during 1999 and began implementing other cost reduction and productivity improvement initiatives throughout the Company. The restructuring, which is expected to be completed by the end of 2000, will be funded from operating cash flows. See note 5 to the Condensed Consolidated Financial Statements for details of the accruals and changes in the accruals since year end.

The Company's cost reduction and productivity improvement plan adopted in 1999 is expected to generate planned annual pretax savings of approximately $35.0 million, which began to phase in during 1999 and are continuing into 2000. See "Outlook" below. The savings associated with the cost reduction portion of the plan, expected to be approximately $25.0 million annually compared to 1999 budgeted levels, will primarily result from lower costs for services, supplies and wages. The expected savings are net of other continuing costs, such as fixed overhead, that the businesses have to absorb as a result of the restructuring. The productivity improvement portion of the plan is expected to generate earnings of approximately $10.0 million as PET resin market conditions improve. This will be achieved through increased production volumes and lower annual costs by means of throughput and manufacturing improvements and operational efficiencies in production facilities. Cost reductions pursuant to the 1999 restructuring plan derived in the first quarter of 2000 are estimated to be approximately $5.0 to $6.0 million.

In the fourth quarter of 1998, the Company adopted a restructuring plan to consolidate and lower the overall operating costs of the business units in the FRPG. In connection with this plan, the Company closed operations at a leased manufacturing facility in New Jersey and a sales office in the United Kingdom. The Company recorded a pretax charge of approximately $6.9 million in the fourth quarter of 1998. The 1998 restructuring is expected to be completed during the second quarter of 2000. See note 5 to the Condensed Consolidated Financial Statements for details of the accruals and changes in the accruals since December 31, 1999.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2000 increased 25.3% to $274.3 million from $218.9 million for the prior year period. This increase was principally due to increased volume in the Company's PET resins business that resulted from new production capacity added in 1999 at the Company's Pearl River facility and improved selling prices for the PPG. Net sales for the FRPG were essentially unchanged from the prior period. Net sales for the PPG increased 86% to $116.4 million for the three months ended March 31, 2000 from $62.6 million for the 1999 period, reflecting improved selling prices and the start-up of the two PET resin production lines at the Company's Pearl River facility during the first half of 1999.

Cost of sales increased 28.3% to $249.0 million for the three months ended March 31, 2000 from $194.1 million for the three months ended March 31, 1999, reflecting the aforementioned start-up of two PET resin production lines. Cost of sales as a percentage of sales increased to 90.8% in 2000 from 88.7% in 1999 due primarily to higher raw material costs, which more than offset higher selling prices, increased volumes and lower fixed spending associated with the Company's cost reduction and productivity improvement plan. See "Restructuring Charges" above. For the FRPG, cost of sales as a percentage of sales increased 1.8% in the 2000 period compared to the 1999 period. This increase was primarily due to higher raw material costs, which more than offset lower fixed spending and slightly improved selling prices. For the PPG, cost of sales as a percentage of sales increased 2.2% in the 2000 period compared to the 1999 period, resulting primarily from higher chemical raw material costs, offset in part by higher PET resin selling prices and higher unit volumes.

As a result of the foregoing, gross profit increased to $25.3 million for the three months ended March 31, 2000 compared to $24.8 million for the three months ended March 31, 1999.

Selling, general and administrative expenses were $16.9 million, or 6.2% of sales, in the 2000 period compared to $18.7 million, or 8.5% of sales, in the 1999 period. This decrease was primarily due to lower spending associated with the Company's closed facilities and its cost reduction and productivity plan adopted in 1999 (see "Restructuring Charges" above), offset in part by discounts taken on accounts receivable sold.

As a result of the foregoing, the Company reported operating income of $8.4 million, or 3.1% of sales, for the 2000 period, compared to $6.1 million, or 2.8% of sales, for the 1999 period.

Net interest expense was $2.5 million for the 2000 period compared to $3.3 million for the 1999 period. The decrease is due to a lower level of debt offset in part by higher interest rates and less capitalized interest relating to the construction in progress at the Company's Pearl River facility in 2000. See "Outlook" below for information with respect to the impact on interest expense expected during the remainder of 2000 from the start-up of the Pearl River facility.

The Company's effective tax rate for the three months ended March 2000 was 29.0% compared to 36.5% for the three months ended March 1999. The estimated rate for 2000 has decreased primarily as a result of increased earnings at the Company's Irish recycled fiber operation, which is subject to significantly lower tax rates than the U.S. operations.

As a result of the foregoing, the Company reported net income of $4.2 million, or $0.13 per diluted share, for the three months ended March 31, 2000 compared to net income before the cumulative effect of an accounting change of $1.8 million, or $0.06 per diluted share, for the three months ended March 31, 1999.

Effective January 1, 1999, the Company adopted the AICPA's Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP were reported as a cumulative effect of a change in accounting principle. The effect of the change was to decrease net income in the first quarter of 1999 by $1.8 million (or $2.9 million less taxes of $1.1 million), or $0.06 per diluted share.

OUTLOOK

The following statements are forward-looking and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

Capacity utilization for the PET packaging resin industry is expected to increase in the near term. The Company believes continued growing demand may improve both selling prices and profit margins in 2000. PET resins producers announced a significant selling price increase in PET packaging resins for March 2000, and expect at least one additional price increase to be announced in 2000. However, there can be no assurance that any or all of these price increases will be realized or maintained. Recent increases in the price of oil are exerting upward price pressure on petrochemical feedstock, resulting in an increase in chemical raw material costs in the second quarter of 2000. Raw material prices may decline later in 2000 due to expected decreases in oil prices and additional EG capacity. Management expects selling price increases for PET packaging resins to exceed raw material cost increases for the remainder of 2000. However, given the competitive nature of the business and other market influences, there can be no assurance that this will occur. Each one-cent per pound change in the Company's PET resins margin has approximately a $10.0 million effect on its pretax income on an annualized basis.

The U.S. and European fiber markets continue to be severely impacted by the Far Eastern imports throughout the textile chain, including fiber, yarn, fabric and apparel from that region. Although excess fiber supply continues to plague the industry, fiber shipments in the United States have shown signs of recovery, and inventories at domestic fiber producers and fiber customers are at historically low levels. As the business climate in Asia improves and as anti-dumping duties are implemented, imports into the United States and Europe may decline, which may result in a lessening of the downward price pressure on fibers. Both chemical-based and recycled-based fiber raw material costs are expected to increase in the second quarter of 2000. Management does not expect selling price increases for fibers to exceed raw material cost increases in the near term, which could result in lower profitability.

During the final stages of construction, certain equipment at the Company's new 230 million pound staple fiber line at its Pearl River facility did not perform to specifications. As a result, this facility is expected to operate at one half capacity in the second quarter of 2000, increasing during 2000 as the equipment is modified to perform to specifications. After the new staple production line is operating at planned levels, the Company expects to take various staple lines at its other manufacturing facilities out of production for maintenance. After the maintenance is completed, these lines will be returned to production when justified by business conditions. Earnings associated with the increased revenue will be reduced by operating costs, including depreciation expense, at the Pearl River facility, fixed costs related to nonproductive staple manufacturing equipment at other manufacturing facilities, and interest expense that was previously capitalized as part of the construction costs of the Pearl River facility.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $9.8 million for the three months ended March 31, 2000 compared to $1.8 million provided by operations for the three months ended March 31, 1999.

Net cash used in investing activities amounted to $19.4 million in the first three months of 2000 compared to $31.6 million in the first three months of 1999. With the expected completion of its Pearl River facility in Mississippi, the Company anticipates capital expenditures for 2000 to be reduced to approximately $40.0 million.

Net cash provided by financing activities amounted to $9.9 million in the 2000 period compared to $29.8 million in the 1999 period.

In February 2000, the Company obtained a $50.0 million, 8.41% senior unsecured note due February 2003. In conjunction with this financing, the Company entered into interest rate swaps, which effectively convert the total amount of this fixed-rate debt to floating-rate debt. The proceeds from the $50.0 million senior unsecured debt were used to pay down other debt. In April 2000, the Company reduced the commitment amount on its $450.0 million unsecured revolving credit facility to $400.0 million. The $400.0 million is comprised of a $125.0 million 364-day revolving credit facility and a $275.0 million four-year revolving credit facility, which matures in September 2003. Neither facility has scheduled principal repayments. The Company 's financing agreements contain normal financial and restrictive covenants. Certain subsidiaries have guaranteed substantially all of the Company 's indebtedness for borrowed money.

The Company has an effective universal shelf registration statement covering the issuance of up to $400.0 million of debt and or equity securities. No securities have been sold under this shelf registration.

The financial resources available to the Company at March 31, 2000 include $271.5 million under its revolving credit facilities, unused short-term uncommitted lines of credit aggregating approximately $67.7 million, and internally generated funds. Based on its debt level as of March 31, 2000, the Company could have had an average of approximately $174.6 million of additional debt outstanding during the year without amending the terms of its debt agreements. The Company believes these financial resources and other credit arrangements will be sufficient to meet its foreseeable needs for working capital, capital expenditures and dividends.

For information about the Company 's derivative financial instruments, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk " of the Company 's Form 10-K for the year ended December 31, 1999.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities " (FAS 133), effective for fiscal years beginning after June 15, 2000. The Company expects to adopt FAS 133 in January 2001. The Company has not yet determined what the effect of FAS 133 will be on its results of operations or financial position. However, the statement could increase volatility in earnings and comprehensive income.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes, " "anticipates, " "expects " and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, demand and competition for polyester fiber and PET packaging resins; availability and cost of raw materials; levels of production capacity and announced changes to existing levels; changes in financial markets, interest rates and foreign currency exchange rates; work stoppages; natural disasters; U.S., European, Far Eastern and global economic conditions and changes in laws and regulations; prices and volumes of imports; prices of competing products; and the Company 's ability to complete expansions and other capital projects on time and budget and to maintain the operations of its existing production facilities. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company 's common stock.

For a more complete description of the prominent risks and uncertainties inherent in the Company 's business, see the Company 's Form 10-K for the year ended December 31, 1999.

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

4(b)	Amendment to Loan Agreement, dated April 28, 2000, by and between the Company and Fleet National Bank, N.A., as administrative agent, and certain other financial institutions
10(a)	Employment Agreement dated as of January 1, 1990, as amended by the Third Amendment to said Employment Agreement dated as of January 1, 1997, between the Company and Thomas M. Duff

10(b)	Employment Agreement dated as of December 1, 1994 between the Company and Clifford J. Christenson

10(c)	Employment Agreement dated as of December 1, 1994 between the Company and Keith R. Phillips

10(d)	Employment Agreement dated as of April 10, 2000 between the Company and Michael Dewsbury.
27	Financial Data Schedule.
(b) Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 12, 2000	WELLMAN, INC. By /s/ Keith R. Phillips________________________ Chief Financial Officer, Vice President and Treasurer (Principal Financial Officer)
Dated May 12, 2000	By /s/ Mark J. Rosenblum_______________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)