Form 10-Q
period 2000-06-30
WELLMAN INC
filed 2000-08-11
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

As of August 4, 2000, there were 31,745,052 shares of the registrant's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.

INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Condensed Consolidated Statements of Operations - For the three and six months ended June 30, 2000 and 1999	3
Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999	4
Condensed Consolidated Statements of Stockholders ' Equity - For the six months ended June 30, 2000 and the year ended December 31, 1999	5
Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 2000 and 1999	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12
PART II - OTHER INFORMATION
ITEM 4 - Submission of Matters to a Vote of Security Holders	19
ITEM 6 - Exhibits and Reports on Form 8-K	20
SIGNATURES	21

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

Net sales	$285,554	$232,635	$559,825	$451,526

Cost of sales	253,276	206,736	502,277	400,810

Gross profit	32,278	25,899	57,548	50,716

Selling, general and administrative expenses	16,624	17,551	33,524	36,223

Restructuring charge, net	--	18,972	--	18,972

Operating income (loss)	15,654	(10,624)	24,024	(4,479)

Interest expense, net	6,037	4,343	8,489	7,675

Earnings (loss) before income taxes (benefit) and cumulative effect of accounting change	9,617	(14,967)	15,535	(12,154)

Income tax expense (benefit)	2,634	(4,451)	4,351	(3,424)

Earnings (loss) before cumulative effect of accounting change	6,983	(10,516)	11,184	(8,730)

Cumulative effect of accounting change, net of tax	--	--	--	(1,769)

Net earnings (loss)	$ 6,983 =======	$(10,516) =======	$ 11,184 ======	$ (10,499) =======
Basic net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.22	$ (0.34)	$ 0.36	$ (0.28)
Cumulative effect of accounting change	--	--	--	(0.06)

Net earnings (loss)	$ 0.22 =======	$ (0.34) =======	$ 0.36 ======	$ (0.34) =======
Diluted net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.22	$ (0.34)	$ 0.35	$ (0.28)
Cumulative effect of accounting change	--	--	--	(0.06)
Net earnings (loss)	$ 0.22 =======	$ (0.34) ======	$ 0.35 ======	$ (0.34) =======
Dividends per common share	$ 0.09 =======	$ 0.09 ======	$ 0.18 ======	$ 0.18 =======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	June 30,	December 31,
	2000	1999
Assets:
Current assets:
Cash and cash equivalents	$ --	$ --
Accounts receivable, less allowance of $3,986 in 2000 and $4,415 in 1999	78,459	79,599
Inventories	180,354	174,735
Prepaid expenses and other current assets	5,881	10,127
Total current assets	264,694	264,461
Property, plant and equipment, at cost:
Land, buildings and improvements	164,639	133,039
Machinery and equipment	1,014,547	840,921
Construction in progress	36,194	227,540
	1,215,380	1,201,500
Less accumulated depreciation	410,979	385,855
Property, plant and equipment, net	804,401	815,645
Cost in excess of net assets acquired, net	243,884	248,697
Other assets, net	20,732	15,165
	$1,333,711 ========	$1,343,968 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 72,162	$ 78,919
Accrued liabilities	30,205	33,534
Current portion of long-term debt	30,112	30,294
Other	16,573	19,547
Total current liabilities	149,052	162,294
Long-term debt	375,680	375,680
Deferred income taxes and other liabilities	189,581	194,589
Total liabilities	714,313	732,563
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 34,243,092 shares issued in 2000 and 33,938,753 in 1999	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	245,506	239,473
Accumulated other comprehensive loss	(9,571)	(6,019)
Retained earnings	432,953	427,441
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	619,398	611,405
	$1,333,711 ========	$1,343,968 ========

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
(In thousands)
Balance at December 31, 1998	33,816	$34	$237,810	$ 5,133	$449,801	$(49,524)	$643,254
Net loss					(11,050)		(11,050)
Currency translation adjustments				(11,152)			(11,152)
Total comprehensive loss							(22,202)
Cash dividends ($0.36 per share)					(11,310)		(11,310)
Issuance of restricted stock	123		1,151				1,151
Tax effect of restricted stock			17				17
Amortization of deferred compensation			495				495
Balance at December 31, 1999	33,939	$34	$239,473	$(6,019)	$427,441	$(49,524)	$611,405
Net income					11,184		11,184
Currency translation adjustments				(3,552)			(3,552)
Total comprehensive income							7,632
Cash dividends ($0.18 per share)					(5,672)		(5,672)
Exercise of stock options	82		1,420				1,420
Tax effect of exercise of stock options			103				103
Contribution of common stock to employee benefit plan	192		3,797				3,797
Issuance of restricted stock	30		488				488
Amortization of deferred compensation			225				225
Balance at June 30, 2000	34,243 =====	$34 ===	$245,506 =======	$(9,571) =====	$432,953 =======	$(49,524) ======	$619,398 =======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(In thousands)
	2000	1999
Cash flows from operating activities:
Net earnings (loss)	$11,184	$(10,499)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	29,050	30,147
Amortization	4,954	4,404
Deferred income taxes and other	(2,486)	(1,362)
Provision for restructuring	--	18,972
Cumulative effect of accounting change	--	1,769
Changes in assets and liabilities	(16,861)	28,478

Net cash provided by operating activities	25,841	71,909

Cash flows from investing activities:
Additions to property, plant and equipment	(23,240)	(55,919)

Net cash used in investing activities	(23,240)	(55,919)

Cash flows from financing activities:
Borrowings (repayments) under long-term debt, net	937	(11,258)
Dividends paid on common stock	(5,672)	(5,647)
Issuance of restricted stock and exercise of stock options	2,011	1,001

Net cash used in financing activities	(2,724)	(15,904)

Effect of exchange rate changes on cash and cash equivalents	123	(86)

Increase (decrease) in cash and cash equivalents	0	0
Cash and cash equivalents at beginning of period	0	0
Cash and cash equivalents at end of period	$ 0 ======	$ 0 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three and six months ended
June 30, 2000 and 1999 is unaudited)
(In thousands, except per share data)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc.'s (which, together with its subsidiaries, is herein referred to as the "Company") annual report on Form 10-K for the year ended December 31, 1999.

2.	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$6,983	$(10,516)	$11,184	$ (8,730)
Cumulative effect of accounting change	--	--	--	(1,769)
Net earnings (loss)	$6,983 =====	$(10,516) ======	$11,184 ======	$(10,499) ======
Denominator:
Denominator for basic earnings (loss) per common share - weighted-average shares	31,286	31,203	31,254	31,203
Effect of dilutive securities:
Employee stock options and restricted stock	655	--	617	--
Denominator for diluted earnings (loss) per common share- adjusted weighted average shares	31,941 =====	31,203 =====	31,871 =====	31,203 ======

3.	INVENTORIES

Inventories consist of the following:

	June 30,	December 31,,
	2000	1999
Raw materials	$ 67,375	$ 64,700
Finished and semi-finished goods	102,329	97,855
Supplies	10,650	12,180
	$180,354 =======	$174,735 =======

4.		ACCOUNTING CHANGES

Effective January 1, 1999, the Company adopted the AICPA's Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP were reported as a cumulative effect of an accounting change. The effect of the change was to increase the net loss for the six months ended June 30, 1999 by $1,769, or $0.06 per diluted share.

The Company has placed new manufacturing equipment in service at its Pearl River facility, utilizing the units of production method of depreciation, which calculates depreciation based on the relationship of actual production levels during the period to the total estimated production capacity of the equipment. Depreciation for all remaining assets is provided based on their estimated useful lives and is computed on the straight-line method. The units of production method of depreciation was adopted for the Company's Pearl River manufacturing equipment, since it provides a better matching of costs and revenues. The units of production method for the three months ended June 30, 2000 was less than the straight-line depreciation amount by $2,101 ($0.04 per diluted share). The difference between the units of production method of depreciation and the straight-line method for all prior periods was not significant. The Company extended the estimated useful lives of certain assets to reflect time periods more consistent with actual historical experience and anticipated utilization of assets. The effect of the change was to decrease depreciation expense by approximately $900 ($0.02 per diluted share) for the three months ended June 30, 2000.

5.	RESTRUCTURING CHARGES
1999 Restructuring

During the second quarter of 1999, the Company implemented an overall cost reduction and productivity improvement plan, expected to improve long-term profitability and stockholder returns. The Company recorded a pretax restructuring charge totaling $19,195 in the second quarter of 1999. The plan included a pretax charge of $11,483 for closing the Company's wool business, which consisted of an impairment charge of $8,033 to write-down the related assets to their expected fair value, an accrual for closure costs of $1,880, a $1,320 accrual for severance, and a $250 accrual for other exit costs. The Company's wool business reported sales and an operating loss for the first six months of 1999 of $10,983 and $(429), respectively. In addition, the plan included a pretax charge of $2,901 to close the Company's New York facility, which included lease termination costs and an accrual for severance. The plan included an additional accrual for severance costs for other positions throughout the Company. The closure of the wool business and other cost reductions throughout the Company will result in the termination of approximately 132 and 140 employees, respectively. These positions include both plant and administrative personnel. As of June 30, 2000, the Company had terminated 260 employees as part of the plan.

The following represents changes in the accruals since December 31, 1999:

	Termination Benefits	Closure and Lease Termination Costs	Accrual for Other Expenses
Accrual balance at December 31, 1999	$3,112	$2,003	$768
Cash payments in 2000	(2,117)	(120)	(238)
Accrual balance June 30, 2000	$ 995 =====	$1,883 =====	$530 ====

1998 Restructuring

During 1998, the Company adopted a restructuring plan to consolidate and lower the overall operating costs of the business units in the Fibers and Recycled Products Group. In connection with this plan, the Company closed the operations at a leased manufacturing facility in New Jersey and a sales office in the United Kingdom. The Company recorded a pretax charge of $6,861 in its fourth quarter of 1998, which included a $3,738 write-off of equipment and other assets to be sold or scrapped; a $1,717 accrual primarily for the removal and dismantling of the equipment and restoration of the leased facility to its original state; and a $1,406 accrual for the termination benefits of approximately 88 employees. Total costs associated with the New Jersey facility and the sales office in the United Kingdom were $4,371 and $827, respectively.

The 1998 restructuring plan was completed during the second quarter of 2000.

	Termination Benefits	Accrual for Other Expenses
Accrual balance at December 31, 1999	$96	$0
Cash payments in 2000	(96)	0
Accrual balance at June 30, 2000	$ 0 ===	$0 ==
6.	BORROWING ARRANGEMENTS

In April 2000, the Company reduced the commitment amount on its $450,000 unsecured revolving credit facility to $400,000. The $400,000 is comprised of a $125,000 364-day revolving credit facility and a $275,000 four-year revolving credit facility, which matures in September 2003. Neither facility has scheduled principal repayments.

7.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including environmental liabilities, letters of credit, commitments relating to certain state incentives, raw material purchase commitments, and various operating commitments, including operating lease commitments.

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $8,600 and $26,000. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $14,000 at June 30, 2000 and $15,000 at December 31, 1999, which are reflected as other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $8,400 to $23,000. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During the six months ending June 30, 2000, the Company recognized approximately $3,750 of grant income. As of June 30, 2000, the Company had a deferred liability of approximately $17,250 which it expects to be reduced as these conditions are satisfied.

8.	COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is comprised solely of foreign currency translation. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $6,877 and $(13,357) for the three months ended June 30, 2000 and 1999, respectively, and $7,632 and $(20,503) for the six months ended June 30, 2000 and 1999, respectively.

9.	SEGMENT INFORMATION

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

Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization expense. Intersegment transactions, which are not material, have been eliminated. The accounting policies, except for the change described in note 4, are the same as those described in the Company's most recently filed Form

10-K.

Three months ended June 30, 2000	Fibers and Recycled Products Group	Packaging Products Group	Total
Revenues	$161,230	$124,324	$ 285,554
Segment profit (loss)(1)	(746)	16,400	15,654
Assets	839,666	431,241	1,270,907
Three months ended June 30, 1999 (restated)
Revenues	$145,969	$ 86,666	$ 232,635
Segment profit (1)	260	8,088	8,348
Assets	640,660	605,574	1,246,234
Six months ended June 30, 2000	Fibers and Recycled Products Group	Packaging Products Group	Total
Revenues	$319,060	$240,765	$ 559,825
Segment profit (1)	4,139	19,885	24,024
Six months ended June 30, 1999 (restated)
Revenues	$302,295	$149,231	$ 451,526
Segment profit (1)	6,832	7,661	14,493

(1)	Segment profit (loss) includes administrative expenses and corporate research and development costs.

Following are the reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months Ended June 30,	Six Months Ended June 30,
Segment Profit	2000	1999	2000	1999
Total for reportable segments	$ 15,654	$ 8,348	$24,024	$ 14,493
Restructuring charge, net	--	(18,972)	--	(18,972)
Interest expense, net	(6,037)	(4,343)	(8,489)	(7,675)
Earnings (loss) before income taxes and cumulative effect of accounting change	$ 9,617 =======	$(14,967) =======	$15,535 ======	$ (12,154) ========
Assets
Total for reportable segments	1,270,907	$1,246,234
Corporate assets(1)	62,804	242,880
	$1,333,711 ========	$1,489,114 ========
(1)		Corporate assets include prepaid expenses, construction in progress and other assets not allocated to the segments.

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

The FRPG produces Fortrel® textile fibers, which currently represent approximately 60% of the Company's fiber production. These fibers are used in apparel, home furnishings, and non-wovens and are produced from two chemical raw materials, purified terephthalic acid (PTA) and monoethylene glycol (MEG). The other 40% of its fiber production, primarily fiberfill and carpet fibers, is manufactured from recycled raw materials, including postindustrial fiber, resin and film materials and postconsumer PET containers. The Company's PET resins, produced by the PPG from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

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

Demand for polyester fiber historically has been cyclical, as it is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports. Since late 1997, imports of products throughout the textile chain have impacted the United States fiber markets, which has adversely affected profitability. Global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET. Sales for PET resins, primarily for soft drink bottles and other beverages, may be influenced by weather.

The Company's profitability is primarily determined by its raw material margins (the difference between product selling prices and raw material costs). Both fiber and PET resin raw material margins experience increases or decreases primarily based on selling price and raw material cost changes, which stem from supply and demand factors and competitive conditions. Given the Company's substantial unit volumes, the impact on profitability of changes in selling prices and raw material costs is significant.

Supply, demand, prices and raw material costs each may be affected by global economic and market conditions, export and import activity, and the prices of competing materials.

RESTRUCTURING CHARGES

The restructuring charge of $18,972 for the three and six months ended June 30, 1999 was comprised of a restructuring charge of $19,195 related to the Company's 1999 cost reduction and productivity improvement plan, less $223 of adjustments related to the 1998 restructuring.

1999 RESTRUCTURING

During the second quarter of 1999, in an effort to offset in part the effects of lower selling prices and higher raw material costs and to improve long-term profitability and stockholder returns, the Company approved an overall cost reduction and productivity improvement plan. As a result, the Company recorded a pretax restructuring charge in the second quarter of 1999 of $19.1 million. Pursuant to the plan, the Company closed its New York office and its wool business in Johnsonville, SC during 1999 and began implementing other cost reduction and productivity improvement initiatives throughout the Company. The restructuring, which is expected to be completed by the end of 2000, is being funded from operating cash flows. See note 5 to the Condensed Consolidated Financial Statements for details of the accruals and changes in the accruals since year end.

The Company's cost reduction and productivity improvement plan adopted in 1999 is expected to generate planned annual pretax savings of approximately $35.0 million, which began to phase in during 1999 and are continuing into 2000. The savings associated with the cost reduction portion of the plan, expected to be approximately $25.0 million annually compared to 1999 budgeted levels, will primarily result from lower costs for services, supplies and wages. The expected savings are net of other continuing costs, such as fixed overhead, that the businesses have to absorb as a result of the restructuring. The productivity improvement portion of the plan is expected to generate earnings of approximately $10.0 million as PET resin market conditions improve. This will be achieved through increased production volumes and lower annual costs by means of throughput and manufacturing improvements and operational efficiencies in production facilities. Cost reductions pursuant to the 1999 restructuring plan derived in the first half of 2000 are estimated to be approximately $10.0 to $12.0 million.

1998 RESTRUCTURING

In the fourth quarter of 1998, the Company adopted a restructuring plan to consolidate and lower the overall operating costs of the business units in the FRPG. In connection with this plan, the Company closed operations at a leased manufacturing facility in New Jersey and a sales office in the United Kingdom. The Company recorded a pretax charge of approximately $6.9 million in the fourth quarter of 1998. The 1998 restructuring was completed during the second quarter of 2000. See note 5 to the Condensed Consolidated Financial Statements for details of the accruals and changes in the accruals since December 31, 1999.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net sales for the three months ended June 30, 2000 increased 22.7% to $285.5 million from $232.6 million for the prior year period. This increase was primarily due to improved selling prices for both resins and fibers and increased volumes in the Company's U.S. PET resins business and its domestic fiber business. Net sales for the FRPG increased 10.5% to $161.2 million in the 2000 period from $146.0 million in the 1999 period, primarily due to improved fiber selling prices from the prior period. Net sales for the PPG increased 43.4% to $124.3 million in the 2000 period from $86.6 million in the 1999 period, reflecting significantly improved selling prices and increased volume from the start-up of the two PET resin production lines at the Company's Pearl River facility during the first half of 1999.

Cost of sales increased 22.5% to $253.3 million for the three months ended June 30, 2000 from $206.7 million for the three months ended June 30, 1999, reflecting significantly higher raw material costs and the aforementioned start-up of two PET resin production lines. Cost of sales as a percentage of sales was 88.7% in the 2000 period, compared to 88.9% in the 1999 period. For the FRPG, cost of sales as a percentage of sales increased slightly in the 2000 period compared to the 1999 period, resulting from higher raw material costs, which more than offset higher selling prices. For the PPG, cost of sales as a percentage of sales decreased 4.0% in the 2000 period compared to the 1999 period, resulting primarily from significantly higher PET resin selling prices and higher unit volumes, offset in part by higher chemical raw material costs.

As a result of the foregoing, gross profit increased 24.6% to $32.2 million for the three months ended June 30, 2000 compared to $25.9 million for the three months ended June 30, 1999. The gross profit margin was 11.3% in the 2000 period compared to 11.1% in the 1999 period.

During the second quarter of 1999, in an effort to offset in part the effects of lower selling prices and higher raw material costs and to improve long-term profitability and stockholder returns, the Company approved an overall cost reduction and productivity improvement plan. As a result, the Company recorded a net restructuring charge in its second quarter 1999 earnings of $19.0 million , or $0.41 per diluted share. See "Restructuring Charges" above.

Selling, general and administrative expenses amounted to $16.6 million, or 5.8% of sales, in the 2000 period compared to $17.5 million, or 7.5% of sales, in the 1999 period. Selling, general and administrative expenses declined primarily as a result of savings associated with the Company's closed facilities and its cost reduction and productivity improvement plan adopted in 1999 (see "Restructuring Charges" above), offset in part by discounts taken on accounts receivable sold.

As a result of the foregoing, the Company reported operating income of $15.6 million for the three months ended June 30, 2000 compared to an operating loss of $10.6 million for the three months ended June 30, 1999. Excluding the net restructuring charge in the second quarter of 1999, operating income increased 87.5% in the 2000 period to $15.6 million from $8.3 million in the 1999 period.

Net interest expense was $6.0 million in the 2000 period compared to $4.3 million in the 1999 period. The increase is due to less capitalized interest relating to the construction in progress at the Company's Pearl River facility in 2000 and higher interest rates, offset in part by a lower level of debt.

The Company's effective tax rate for the three months ended June 30, 2000 was 27.4% compared to 29.7% for the three months ended June 30, 1999. The estimated rate for 2000 has decreased primarily as a result of increased earnings at the Company's Irish recycled fiber operation, which is subject to significantly lower tax rates than the U.S. operations.

As a result of the foregoing, the Company reported net income of $7.0 million, or $0.22 per diluted share, for the three months ended June 30, 2000 compared to a net loss of $10.5 million, or $(0.34) per diluted share, for the three months ended June 30, 1999. Excluding the restructuring charge in the second quarter of 1999, net income for the three months ended June 30, 1999 was $2.3 million, or $0.07 per diluted share.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net sales for the six months ended June 30, 2000 increased 24.0% to $559.8 million from $451.5 million for the six months ended June 30, 1999. This increase was primarily due to improved selling prices for both resins and fibers and increased volumes in both the Company's U.S. PET resins business and its domestic fiber business. Net sales for the FRPG increased 5.5% to $319.1 million in the 2000 period from $302.3 million in the 1999 period, primarily due to improved fiber selling prices from the prior period. Net sales for the PPG increased 61.3% to $240.7 million in the 2000 period from $149.2 million in the 1999 period, reflecting significantly improved selling prices and increased volume from the start-up of the two PET resin production lines at the Company's Pearl River facility during the first half of 1999.

Cost of sales increased 25.3% to $502.3 million for the six months ended June 30, 2000 from $400.8 million for the six months ended June 30, 1999, reflecting significantly higher raw material costs and the aforementioned start-up of two PET resin production lines. Cost of sales as a percentage of sales was 89.7% in the 2000 period compared to 88.8% in the 1999 period. For the FRPG, cost of sales as a percentage of sales increased slightly in the 2000 period compared to the 1999 period. This increase was primarily due to significantly higher raw material costs, which more than offset higher selling prices and lower fixed spending. For the PPG, cost of sales as a percentage of sales decreased 2.6% in the 2000 period compared to the 1999 period, resulting primarily from significantly higher PET resin selling prices and higher unit volumes, offset in part by higher chemical raw material costs.

As a result of the foregoing, gross profit increased to $57.5 million for the six months ended June 30, 2000 compared to $50.7 million for the six months ended June 30, 1999. The gross profit margin was 10.3% in the 2000 period compared to 11.2% in the 1999 period.

During the second quarter of 1999, in an effort to offset in part the effects of lower selling prices and higher raw material costs and to improve long-term profitability and stockholder returns, the Company approved and overall cost reduction and productivity improvement plan. As a result, the Company recorded a net restructuring charge in its second quarter 1999 earnings of $19.0 million, or $0.41 per diluted share. See "Restructuring Charges" above.

Selling, general and administrative expenses amounted to $33.5 million, or 6.0% of sales, in the 2000 period compared to $36.2 million, or 8.0% of sales, in the 1999 period. Selling, general and administrative expenses declined primarily as a result of savings associated with the Company's closed facilities and its cost reduction and productivity improvement plan adopted in 1999 (see "Restructuring Charges" above), offset in part by discounts taken on accounts receivable sold.

As a result of the foregoing, the Company reported operating income of $24.0 million for the six months ended June 30, 2000 compared to an operating loss of $4.5 million for the six months ended June 30, 1999. Excluding the net restructuring charge in the second quarter of 1999, operating income increased 65.8% in the 2000 period to $24.0 million from $14.5 million in the 1999 period.

Net interest expense was $8.5 million in the 2000 period compared to $7.7 million in the 1999 period. The increase is due to less capitalized interest relating to the construction in progress at the Company's Pearl River facility in 2000 and higher interest rates, offset in part by a lower level of debt.

Effective January 1, 1999, the Company adopted the AICPA's Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP were reported as a cumulative effect of a change in accounting principle. The effect of the accounting change was to increase the net loss for the six months ended June 30, 1999 by $1.8 million, or $0.06 per diluted share.

As a result of the foregoing, the Company reported net income of $11.2 million, or $0.35 per diluted share, for the six months ended June 30, 2000 compared to a net loss of $10.5 million, or $(0.34) per diluted share, for the six months ended June 30, 1999. Excluding the restructuring charge and the cumulative effect of an accounting change in the second half of 1999, net income for the six months ended June 30, 1999 was $4.1 million, or $0.13 per diluted share.

OUTLOOK

The following statements are forward-looking and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

The Company believes continued growing demand of PET packaging resins may improve both PET resins' selling price and profit margin in the near term. PET resins producers announced a significant selling price increase for July 2000; however, there can be no assurance that this price increase will be realized or maintained. The cost of PTA is expected to increase in third quarter 2000. Additionally, natural gas, a major energy source in the manufacture of PET resins, has dramatically increased in cost, starting in second quarter 2000, and is expected to increase throughout 2000. These increased costs are expected to more than offset any other decline in costs or other raw material costs in third quarter 2000. Management expects the announced increase in selling price for PET packaging resins to exceed cost increases in third quarter 2000.

Polyester fiber prices and volumes in the U.S. continue to be adversely affected as a result of Far Eastern imports throughout the textile chain, including fiber, yarn, fabric and apparel. The final anti-dumping duty on one portion of the market, fiberfill staple from Korea and Taiwan to the U.S., has been in effect since May 2000 and may decrease these imports; however, there is no assurance that this will occur. Chemical-based fibers sales volumes in the third quarter 2000 are expected to be approximately the same as second quarter 2000; however, costs are expected to increase due to the increases in costs of PTA and natural gas discussed above, coupled with the additional costs described below. The Company continues to experience manufacturing difficulties with certain equipment at the new polyester staple line at its Pearl River facility. As a result, this line will continue to run at approximately one-half capacity for the third quarter 2000. The Company has taken one staple line out of production for maintenance at its Palmetto Plant. After the maintenance is completed, the Palmetto staple line will be returned to production when justified by business conditions. The Company's chemical-based fiber business is expected to experience higher costs resulting from operating two facilities at less than full capacity, increased depreciation relating to the Pearl River facility and interest expense that was previously capitalized as part of the construction costs of the Pearl River facility. These increased costs are expected to have a negative impact on the Company's profitability in third quarter 2000. The costs of the Company's U.S. recycled fibers business are expected to increase in third quarter 2000 as a result of the increase in the cost of recycled raw materials and the increase in the cost of natural gas.

In third quarter 2000, sales volume in European fibers is expected to be less than the second quarter 2000 due to the plant closure during the normal vacation period. Selling prices may improve as a result of aggressive anti-dumping actions taken by the Commission of the European Community against imports of staple fiber from Asia. However, increases in raw material prices and other costs are expected to exceed the increase in selling price.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $25.8 million for the six months ended June 30, 2000 compared to $71.9 million provided by operations for the six months ended June 30, 1999.

Net cash used in investing activities amounted to $23.2 million, primarily resulting from capital expenditures related to the Company's Pearl River facility, in the first six months of 2000 compared to $55.9 million in the first six months of 1999. With the expected completion of its Pearl River facility, the Company anticipates total capital expenditures for 2000 to be reduced to $35.0 to $40.0 million.

Net cash used in financing activities amounted to $2.7 million in the 2000 period compared to $15.9 million in the 1999 period.

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

The financial resources available to the Company at June 30, 2000 include $245.7 million under its revolving credit facilities and unused short-term uncommitted lines of credit and internally generated funds. Based on its debt level as of June 30, 2000, the Company could have had an average of approximately $199.5 million of additional debt outstanding during the year without amending the terms of its debt agreements. The Company believes these financial resources and other credit arrangements will be sufficient to meet its foreseeable needs for working capital, capital expenditures and dividends.

For information about the Company's derivative financial instruments, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk " of the Company's Form 10-K for the year ended December 31, 1999.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities " (FAS 133), which, as amended by Statement No. 137, is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt FAS 133 in January 2001. The Company has not yet determined what the effect of FAS 133 will be on its results of operations or financial position. However, the Statement could increase volatility in earnings and comprehensive income (loss).

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that a number of important factors could cause actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements contain a number of risks and uncertainties, including, but not limited to, demand and competition for polyester fiber and PET packaging resins; availability and cost of raw materials; energy costs (fuel oil and natural gas); U.S., European, Far Eastern and global economic conditions; levels of production capacity and announced changes to existing levels; changes in financial markets, interest rates and foreign currency exchange rates; work stoppages; natural disasters; changes in laws and regulations; prices and volumes of imports; prices of competing products; and the Company's ability to complete expansions and other capital projects on time and budget and to maintain the operations of its existing production facilities. The Company cannot be certain that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

For a more complete description of the prominent risks and uncertainties inherent in the Company's business, see the Company's Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Stockholders was held on May 16, 2000.
(b)	Not applicable.
(c)	At the Annual Meeting of Stockholders, the stockholders voted on the following matters:
1.	The nominees for election as directors for the ensuring year, and until their successors are elected and qualified, received the following votes:
Name	For	Against/Withheld
Thomas M. Duff	27,647,079	516,078
James B. Baker	27,670,365	492,792
Clifford J. Christenson	27,665,146	498,011
Richard F. Heitmiller	27,669,355	493,802
Gerard J. Kerins	27,657,871	505,286
James E. Rogers	27,665,471	497,686
Marvin O. Schlanger	27,656,671	506,486
Roger A. Vandenberg	27,663,471	499,686
As a result, all of the above nominees were elected to the Board. (*)
2.

The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to audit the Company's books and accounts for the fiscal year ending December 31, 2000 received the following votes: 28,080,550 votes cast for, 65,462 votes cast against, 17,145 abstentions. As a result, the Board's selection of Ernst & Young LLP was approved. (*)

(*)

Under the rules of the New York Stock Exchange, brokers holding shares in street name have the authority to vote certain matters when they have not received instructions from the beneficial owners. Brokers that did not receive such instructions were entitled to vote on proposals 1 and 2. As a result, broker non-votes had no effect on the outcome of these proposals.

(d)	Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits.
3(a)(1)	Restated Certificate of Incorporation, dated June 1, 1987

3(a)(2)	Certificate of Amendment to Restated Certificate of Incorporation, dated May 18, 1989

3(a)(3)	Certificate of Amendment to Restated Certificate of Incorporation, dated May 30, 1990

3(a)(4)	Certificate of Amendment to Restated Certificate of Incorporation, dated February 16, 1994

4(c)(1)	Rights Agreement dated as of August 6, 1991 between the Company and First Chicago Trust Company of New York, as Rights Agent

4(c)(2)	Amendment to Rights Agreement dated February 26, 1996 between the Company and Continental Stock Transfer and Trust Company

4(c)(3)	Amendment to Rights Agreement dated August 16, 1999 between the Company and First Union National Bank

27	Financial Data Schedule
(b) Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 11, 2000	WELLMAN, INC. By /s/ Keith R. Phillips________________________ Chief Financial Officer, Vice President and Treasurer (Principal Financial Officer)
Dated August 11, 2000	By /s/ Mark J. Rosenblum_______________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)