Form 10-Q
period 2000-09-30
WELLMAN INC
filed 2000-11-08
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

As of November 3, 2000, there were 31,751,971 shares of the registrant's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.

INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Condensed Consolidated Statements of Operations - For the three and nine months ended September 30, 2000 and 1999	3
Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999	4
Condensed Consolidated Statements of Stockholders ' Equity - For the nine months ended September 30, 2000 and the year ended December 31, 1999	5
Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 2000 and 1999	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13
PART II - OTHER INFORMATION
ITEM 6 - Exhibits and Reports on Form 8-K	21
SIGNATURES	22

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Net sales	$279,039	$223,206	$838,864	$674,732

Cost of sales	244,717	207,413	746,994	608,223

Gross profit	34,322	15,793	91,870	66,509

Selling, general and administrative expenses	18,043	18,566	51,567	54,789

Restructuring charge, net	--	--	--	18,972

Operating income (loss)	16,279	(2,773)	40,303	(7,252)

Interest expense, net	5,333	3,040	13,822	10,715

Earnings (loss) before income taxes (benefit) and cumulative effect of accounting change	10,946	(5,813)	26,481	(17,967)

Income tax expense (benefit)	2,799	(1,743)	7,150	(5,167)
Earnings (loss) before cumulative effect of accounting change	8,147	(4,070)	19,331	(12,800)

Cumulative effect of accounting change, net of tax	--	--	--	(1,769)

Net earnings (loss)	$ 8,147 =======	$ (4,070) ======	$ 19,331 =======	$ (14,569) =======
Basic net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.26	$ (0.13)	$ 0.62	$ (0.41)
Cumulative effect of accounting change	--	--	--	(0.06)
Net earnings (loss)	$ 0.26 =======	$ (0.13) ======	$ 0.62 =======	$ (0.47) =======
Diluted net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.26	$ (0.13)	$ 0.61	$ (0.41)
Cumulative effect of accounting change	--	--	--	(0.06)
Net earnings (loss)	$ 0.26 =======	$ (0.13) ======	$ 0.61 =======	$ (0.47) =======
Dividends per common share	$ 0.09 =======	$ 0.09 ======	$ 0.27 =======	$ 0.27 =======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	September 30,	December 31,
	2000	1999
Assets:
Current assets:
Cash and cash equivalents	$ --	$ --
Accounts receivable, less allowance of $3,929 in 2000 and $4,415 in 1999	80,136	79,599
Inventories	191,448	174,735
Prepaid expenses and other current assets	5,967	10,127
Total current assets	277,551	264,461
Property, plant and equipment, at cost:
Land, buildings and improvements	163,644	133,039
Machinery and equipment	1,011,587	840,921
Construction in progress	36,860	227,540
	1,212,091	1,201,500
Less accumulated depreciation	421,556	385,855
Property, plant and equipment, net	790,535	815,645
Cost in excess of net assets acquired, net	240,981	248,697
Other assets, net	21,660	15,165
	$1,330,727 ========	$1,343,968 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 66,568	$ 78,919
Accrued liabilities	37,656	33,534
Current portion of long-term debt	27,741	30,294
Other	15,503	19,547
Total current liabilities	147,468	162,294
Long-term debt	375,680	375,680
Deferred income taxes and other liabilities	187,425	194,589
Total liabilities	710,573	732,563
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 34,249,637 shares issued in 2000 and 33,938,753 in 1999	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	245,695	239,473
Accumulated other comprehensive loss	(14,298)	(6,019)
Retained earnings	438,247	427,441
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	620,154	611,405
	$1,330,727 ========	$1,343,968 ========

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
(In thousands)
Balance at December 31, 1998	33,816	$34	$237,810	$ 5,133	$449,801	$(49,524)	$643,254
Net loss					(11,050)		(11,050)
Currency translation adjustments				(11,152)			(11,152)
Total comprehensive loss							(22,202)
Cash dividends ($0.36 per share)					(11,310)		(11,310)
Issuance of restricted stock, including tax effect	123		1,168				1,168
Amortization of deferred compensation			495				495
Balance at December 31, 1999	33,939	$34	$239,473	$ (6,019)	$427,441	$(49,524)	$611,405
Net income					19,331		19,331
Currency translation adjustments				(8,279)			(8,279)
Total comprehensive income							11,052
Cash dividends ($0.27 per share)					(8,525)		(8,525)
Exercise of stock options, including tax effect	82		1,525				1,525
Contribution of common stock to employee benefit plan	192		3,797				3,797
Issuance of restricted stock, including tax effect	37		579				579
Amortization of deferred compensation			321				321
Balance at September 30, 2000	34,250 =====	$34 ===	$245,695 =======	$(14,298) ======	$438,247 ======	$(49,524) ======	$620,154 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(In thousands)
	2000	1999
Cash flows from operating activities:
Net earnings (loss)	$19,331	$(14,569)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	43,295	45,580
Amortization	7,378	6,943
Deferred income taxes and other	(3,105)	(9,003)
Provision for restructuring	--	18,972
Cumulative effect of accounting change	--	1,769
Changes in assets and liabilities	(32,704)	23,718

Net cash provided by operating activities	34,195	73,410

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	--	150,000
Additions to property, plant and equipment	(27,334)	(69,830)

Net cash provided by (used in) investing activities	(27,334)	80,170

Cash flows from financing activities:
Borrowings (repayments) under long-term debt, net	(263)	(146,223)
Dividends paid on common stock	(8,525)	(8,474)
Issuance of restricted stock and exercise of stock options	2,104	1,198

Net cash used in financing activities	(6,684)	(153,499)

Effect of exchange rate changes on cash and cash equivalents	(177)	(81)

Increase (decrease) in cash and cash equivalents	0	0
Cash and cash equivalents at beginning of period	0	0
Cash and cash equivalents at end of period	$ 0 ======	$ 0 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three and nine months ended
September 30, 2000 and 1999 is unaudited)
(In thousands, except per share data)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2.	IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities " (FAS 133), which, as amended by Statement No. 137, is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt FAS 133 in January 2001. The Company does not expect the adoption of FAS 133 to have a material impact on its results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements," which is effective for the fourth quarter of 2000. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect this pronouncement to have a material impact on its results of operations.

3.	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$8,147	$(4,070)	$19,331	$(12,800)
Cumulative effect of accounting change	--	--	--	(1,769)
Net earnings (loss)	$8,147 =====	$(4,070) ======	$19,331 ======	$(14,569) ======
Denominator:
Denominator for basic earnings (loss) per common share - weighted-average shares	31,480	31,203	31,329	31,203
Effect of dilutive securities:
Employee stock options and restricted stock	413	--	549	--
Denominator for diluted earnings (loss) per common share- adjusted weighted average shares	31,893 ====	31,203 =====	31,878 =====	31,203 ======
4.	INVENTORIES

Inventories consist of the following:

	September 30,	December 31,,
	2000	1999
Raw materials	$ 70,118	$ 64,700
Finished and semi-finished goods	111,070	97,855
Supplies	10,260	12,180
	$191,448 =======	$174,735 =======
5.	ACCOUNTING CHANGES

Effective January 1, 1999, the Company adopted the AICPA's Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP were reported as a cumulative effect of an accounting change. The cumulative effect of the accounting change increased the net loss for the nine months ended September 30, 1999 by $1,769, or $0.06 per diluted share.

The Company has placed new manufacturing equipment in service at its Pearl River facility, utilizing the units of production method of depreciation, which calculates depreciation based on the relationship of actual production levels during the period to the total estimated production capacity of the equipment. Depreciation for all remaining assets is provided based on their estimated useful lives and is computed on the straight-line method. The units of production method of depreciation was adopted for the Company's Pearl River manufacturing equipment, since it provides a better matching of costs and revenues. The units of production method for the three months ended September 30, 2000 was less than the straight-line depreciation amount by approximately $1,500 ($0.04 per diluted share). The Company extended the estimated useful lives of certain assets to reflect time periods more consistent with actual historical experience and anticipated utilization of assets. The effect of this change was to decrease depreciation expense by approximately $900 ($0.02 per diluted share) for the three months ended September 30, 2000.

6.	RESTRUCTURING CHARGES
1999 Restructuring

During the second quarter of 1999, the Company implemented an overall cost reduction and productivity improvement plan, expected to improve long-term profitability and stockholder returns. The Company recorded a pretax restructuring charge totaling $19,195 in the second quarter of 1999. The plan included a pretax charge of $11,483 for closing the Company's wool business, which consisted of an impairment charge of $8,033 to write-down the related assets to their expected fair value, an accrual for closure costs of $2,130, and a $1,320 accrual for severance. During the fourth quarter of 1999, the Company was able to sell certain wool assets previously written down for $1,047. These proceeds were recorded as a reduction to the 1999 restructuring charge in the Company's results of operations. In addition, an adjustment of $170 was recorded to increase an accrual for exit costs related to closing the wool business. The Company's wool business reported sales and an operating loss for the three months ended September 30, 1999 of $3,860 and $(103), respectively. For the first nine months of 1999, it reported sales and an operating loss of $14,843 and $(532), respectively. In addition, the plan included a pretax charge of $2,901 to close the Company's New York facility, which included lease termination costs and an accrual for severance. An adjustment of $828 was recorded in the fourth quarter of 1999 to reduce the accrual for lower-than-expected lease termination costs. The plan included an additional accrual for severance costs for other positions throughout the Company, which was subsequently increased by $131 for higher-than-expected severance costs. The closure of the wool business and other cost reductions throughout the Company will result in the termination of approximately 132 and 140 employees, respectively. These positions include both plant and administrative personnel. As of September 30, 2000, the Company had terminated 262 employees as part of the plan.

The 1999 restructuring plan is expected to be completed during the fourth quarter of 2000. The following represents changes in the accruals since the plan was adopted:

	Termination Benefits	Closure and Lease Termination Costs
Initial accrual during the second quarter of 1999	$7,042	$3,276
Cash payments in 1999	(3,635)	(273)
Adjustments	131	(658)
Accrual balance at December 31, 1999	3,538	2,345
Cash payments in 2000	(2,638)	(657)
Accrual balance at September 30, 2000	$ 900 =====	$1,688 ======

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

The 1998 restructuring plan was completed during the second quarter of 2000.

	Termination Benefits	Accrual for Other Expenses
Accrual balance at December 31, 1999	$96	$0
Cash payments in 2000	(96)	0
Accrual balance at June 30, 2000	$ 0 ===	$0 ==
7.	BORROWING ARRANGEMENTS

In April 2000, the Company reduced the commitment amount on its $450,000 unsecured revolving credit facility to $400,000. In September 2000, the Company amended its unsecured revolving credit facility and renewed the 364-day revolving credit facility segment for an additional 364 days. The $125,000 364-day segment of the revolving credit facility currently has commitments of $115,000 and remains unutilized. The $275,000 four-year segment of the revolving credit facility matures in September 2003. Neither segment has scheduled principal repayments.

8.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including environmental liabilities, letters of credit, commitments relating to certain state incentives, raw material purchase commitments, and various operating commitments, including operating lease commitments.

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $8,300 and $25,900. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $13,700 at September 30, 2000 and $15,000 at December 31, 1999, which are reflected as other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $7,600 to $22,000. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During the nine months ending September 30, 2000, the Company recognized approximately $5,500 of grant income. As of September 30, 2000, the Company had a deferred liability of approximately $15,500 which it expects to be reduced as these conditions are satisfied.

9.	COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is comprised solely of foreign currency translation. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $3,420 and $549 for the three months ended September 30, 2000 and 1999, respectively, and $11,052 and $(19,954) for the nine months ended September 30, 2000 and 1999, respectively.

10.	SEGMENT INFORMATION

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

Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization expense. Intersegment transactions, which are not material, have been eliminated. The accounting policies, except for the change described in note 5, are the same as those described in the Company's most recently filed Form

10-K.

Three months ended September 30, 2000	Fibers and Recycled Products Group	Packaging Products Group	Total
Revenues	$149,249	$129,790	$279,039
Segment profit (loss)(1)	(4,349)	20,628	16,279
Assets	834,833	431,406	1,266,239
Three months ended September 30, 1999 (restated)
Revenues	$141,551	$ 81,655	$ 223,206
Segment profit (loss) (1)	(2,624)	(149)	(2,773)
Assets	649,137	425,305	1,074,442
Nine months ended September 30, 2000
Revenues	$468,310	$370,554	$ 838,864
Segment profit (loss) (1)	(210)	40,513	40,303
Nine months ended September 30, 1999 (restated)
Revenues	$443,846	$230,886	$ 674,732
Segment profit (1)	4,208	7,512	11,720

(1)			Segment profit (loss) includes administrative expenses and corporate research and development costs.

Following are the reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months Ended September 30,	Nine Months Ended September 30,
Segment Profit (Loss)	2000	1999	2000	1999
Total for reportable segments	$16,279	$ (2,773)	$40,303	$ 11,720
Restructuring charge, net	--	--	--	(18,972)
Interest expense, net	(5,333)	(3,040)	(13,822)	(10,715)
Earnings (loss) before income taxes (benefit) and cumulative effect of accounting change	$10,946 ======	$ (5,813) =======	$26,481 ======	$ (17,967) ========

	Three Months Ended September 30,
	2000	1999
Assets
Total for reportable segments	$1,266,239	$1,074,442
Corporate assets(1)	64,488	257,098
	$1,330,727 ========	$1,331,540 ========

(1) Corporate assets include prepaid expenses, construction in progress and other assets not allocated to the segments.

WELLMAN, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

We are principally engaged in the manufacture and marketing of high-quality polyester products, including Fortrel® brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear® brand PET (polyethylene terephthalate) packaging resins. Our current annual manufacturing capacity is approximately 1.1 billion pounds of fiber and 1.1 billion pounds of resins worldwide at six major production facilities in the United States and Europe. See "Outlook" below. We are also the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations.

Beginning in the first quarter of 2000, we reduced our reportable operating segments from three to two: the Fibers and Recycled Products Group (or FRPG) and the Packaging Products Group (or PPG). In an effort to streamline costs and integrate our fiber operations, we changed our organizational structure so that both the chemical and recycled-based fiber operations report to one individual. Our financial information is now being reported to our chief operating decision maker under these two segments .

The FRPG produces Fortrel® textile fibers, which currently represent approximately 60% of our fiber production. These fibers are used in apparel, home furnishings, and non-wovens and are produced from two chemical raw materials, purified terephthalic acid (PTA) and monoethylene glycol (MEG). The other 40% of our fiber production, primarily fiberfill and carpet fibers, is manufactured from recycled raw materials, including postconsumer PET containers, resin and film materials and postindustrial fiber. Our PET resins, produced by the PPG from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

Our markets are highly competitive. We compete in these markets primarily on the basis of product quality, customer service, brand identity and price. We believe we are the largest polyester staple producer in the United States and the third-largest PET packaging resins producer in North America. Several of our competitors are substantially larger than us and have substantially greater economic resources.

Demand for polyester fiber historically has been cyclical, as it is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports. Since late 1997, imports of products throughout the textile chain have impacted the United States fiber markets, adversely affecting profitability. Global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET.

Our profitability is primarily determined by our raw material margins (the difference between product selling prices and raw material costs). Both fiber and PET resin raw material margins experience increases or decreases primarily based on selling price and raw material cost changes, which stem from supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in selling prices and raw material costs is significant.

Supply, demand, prices and raw material costs each may be affected by global economic and market conditions, export and import activity, and the prices of competing materials.

Seasonal factors such as weather, vacation and holiday closings of our facilities or those of our customers may also affect our operations.

RESTRUCTURING CHARGES

The restructuring charge of $19.0 million for the nine months ended September 30, 1999 was comprised of a restructuring charge of $19.2 million related to our 1999 cost reduction and productivity improvement plan, less $0.2 million of adjustments related to the 1998 restructuring.

1999 RESTRUCTURING

During the second quarter of 1999, we implemented an overall cost reduction and productivity improvement plan, expected to improve long-term profitability and stockholder returns. We recorded a pretax restructuring charge totaling $19.2 million in the second quarter of 1999. Pursuant to the plan, we closed our New York office and our wool business in Johnsonville, SC during 1999 and began implementing other cost reduction and productivity improvement initiatives throughout our businesses. The restructuring, which is expected to be completed by the end of 2000, is being funded from operating cash flows. See note 6 to the Condensed Consolidated Financial Statements for details of the accruals and changes in the accruals since the adoption of the plan.

We expect our cost reduction and productivity improvement plan adopted in 1999 to generate planned annual pretax savings of approximately $35.0 million, which began to phase in during 1999 and are continuing into 2000. The savings associated with the cost reduction portion of the plan, expected to be approximately $25.0 million annually compared to 1999 budgeted levels, will primarily result from lower costs for services, supplies and wages. The expected savings are net of other continuing costs, such as fixed overhead, that the businesses have to absorb as a result of the restructuring. The productivity improvement portion of the plan is expected to generate earnings of approximately $10.0 million as PET resin market conditions improve. This will be achieved through increased production volumes and lower annual costs by means of throughput and manufacturing improvements and operational efficiencies in our production facilities. We estimate cost reductions achieved from the 1999 restructuring plan to be approximately $15.0 to $20.0 million for the first nine months of 2000.

1998 RESTRUCTURING

In the fourth quarter of 1998, we adopted a restructuring plan to consolidate and lower the overall operating costs of the business units in the FRPG. In connection with this plan, we closed operations at a leased manufacturing facility in New Jersey and a sales office in the United Kingdom. We recorded a pretax charge of approximately $6.9 million in the fourth quarter of 1998. The 1998 restructuring was completed during the second quarter of 2000. See note 6 to the Condensed Consolidated Financial Statements for details of the accruals and changes in the accruals since December 31, 1999.

IMPACT OF EURO CONVERSION

Our European operations have been impacted by the decline of the Euro against the U.S. dollar. If the average exchange rate for the nine months ended September 30, 2000 was at the 1999 average exchange rate of 1.0666 Euros to USD, our pretax earnings would have increased by approximately $2.2 million. We recorded currency translation adjustments of $(11.2) million in 1999 and $(8.3) million for the nine months ended September 30, 2000.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the three months ended September 30, 2000 increased 25% to $279.0 million from $223.2 million for the prior year period. This increase was primarily due to improved selling prices for both resins and fibers and increased volume in our U.S. PET resins business. Net sales for the FRPG increased 5.4% to $149.2 million in the 2000 period from $141.6 million in the 1999 period, due to improved fiber selling prices from the prior period, which more than offset lower volume. Net sales for the PPG increased 58.9% to $129.8 million in the 2000 period from $81.6 million in the 1999 period, reflecting improved selling prices and increased volume in our PET resins business that resulted from the new production capacity added in 1999 at our Pearl River facility.

Cost of sales as a percentage of sales was 87.7% for the three months ended September 30, 2000, compared to 92.9% for the three months ended September 30, 1999. During the third quarter of 2000, our operations were impacted by significantly higher raw material costs, higher energy costs, primarily natural gas, and the effect of the Euro conversion. See "Impact of Euro Conversion" above. However, these increased costs were less than the costs associated with the production outages experienced during the third quarter of 1999. During the third quarter of 1999, we experienced mechanical problems in our PET resin production process primarily resulting from an electrical failure. In addition, our fiber manufacturing facilities in the Carolinas experienced reduced levels of production in September 1999 due to a hurricane. We estimated the total costs associated with these 1999 outages impacting operations to be approximately $8.8 million. For the FRPG, cost of sales as a percentage of sales increased slightly in the 2000 period compared to the 1999 period, resulting from higher raw material costs, energy costs, and start up costs of the fiber line at the Pearl River facility, which more than offset higher selling prices. For the PPG, cost of sales as a percentage of sales decreased significantly in the 2000 period compared to the 1999 period, resulting from significantly higher PET resin selling prices and higher unit volumes, offset in part by higher chemical raw material costs. In addition, the prior period was affected by an electrical failure as discussed above.

As a result of the foregoing, gross profit increased to $34.3 million for the three months ended September 30, 2000 compared to $15.8 million for the three months ended September 30, 1999. The gross profit margin was 12.3% in the 2000 period compared to 7.1% in the 1999 period.

Selling, general and administrative expenses amounted to $18.0 million, or 6.5% of sales, in the 2000 period compared to $18.6 million, or 8.3% of sales, in the 1999 period.

As a result of the foregoing, we reported operating income of $16.3 million for the three months ended September 30, 2000 compared to an operating loss of $(2.8) million for the three months ended September 30, 1999.

Net interest expense was $5.3 million in the 2000 period compared to $3.0 million in the 1999 period. The increase was due to less interest being capitalized relating to the construction in progress at the Pearl River facility in 2000 and higher interest rates, offset in part by a lower level of debt.

Our effective tax rate for the three months ended September 30, 2000 was 25.6% compared to 30.0% for the three months ended September 30, 1999. The estimated rate for 2000 decreased primarily as a result of the amortization of goodwill decreasing as a percentage of pretax income, partially offset by income from European operations decreasing as a percentage of pretax income.

As a result of the foregoing, we reported net income of $8.1 million, or $0.26 per diluted share, for the three months ended September 30, 2000, compared to a net loss of $(4.1) million, or $(0.13) per diluted share, for the three months ended September 30, 1999. Excluding the impact of the increased costs due to the production outages, net income for the three months ended September 30, 1999 was $2.1 million, or $0.07 per diluted share.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the nine months ended September 30, 2000 increased 24.3% to $838.9 million from $674.7 million for the nine months ended September 30, 1999. This increase was primarily due to improved selling prices for both resins and fibers and increased volumes in our U.S. PET resins business. Net sales for the FRPG increased 5.5% to $468.3 million in the 2000 period from $443.8 million in the 1999 period, primarily due to improved fiber selling prices from the prior period. Net sales for the PPG increased 60.5% to $370.6 million in the 2000 period from $230.9 million in the 1999 period, reflecting significantly improved selling prices and increased volume from the start-up of the two PET resin production lines at the Pearl River facility during the first half of 1999.

Cost of sales as a percentage of sales was 89.0% for the nine months ended September 30, 2000, compared to 90.1% for the nine months ended September 30, 1999. During the first nine months of 2000, our operations were impacted by significantly higher raw material costs, higher energy costs, primarily natural gas, the start-up of the two PET resin production lines, and the effect of the Euro conversion. See "Impact of Euro Conversion" above. As discussed above, the third quarter of 1999 was impacted by mechanical problems in our PET resin production process primarily resulting from an electrical failure and by a hurricane. We estimated the total costs associated with these 1999 outages impacting operations to be approximately $8.8 million. For the FRPG, cost of sales as a percentage of sales increased slightly in the 2000 period compared to the 1999 period. This increase was primarily due to significantly higher raw material costs, energy costs and start up costs of the fiber line at the Pearl River facility, which more than offset higher selling prices. For the PPG, cost of sales as a percentage of sales decreased in the 2000 period compared to the 1999 period, resulting primarily from significantly higher PET resin selling prices and higher unit volumes, offset in part by higher chemical raw material costs. In addition, the prior period was affected by an electrical failure as discussed above.

As a result of the foregoing, gross profit increased to $91.9 million for the nine months ended September 30, 2000 compared to $66.5 million for the nine months ended September 30, 1999. The gross profit margin was 11.0% in the 2000 period compared to 9.9% in the 1999 period.

During the second quarter of 1999, in an effort to offset in part the effects of lower selling prices and higher raw material costs and to improve long-term profitability and stockholder returns, we approved an overall cost reduction and productivity improvement plan. As a result, we recorded a pretax restructuring charge in our second quarter 1999 earnings of $19.2 million, or $0.41 per diluted share. See "Restructuring Charges" above.

Selling, general and administrative expenses amounted to $51.6 million, or 6.1% of sales, in the 2000 period compared to $54.8 million, or 8.1% of sales, in the 1999 period. Selling, general and administrative expenses declined primarily as a result of savings associated with our closed facilities and our cost reduction and productivity improvement plan adopted in 1999 (see "Restructuring Charges" above), offset in part by discounts taken on accounts receivable sold.

As a result of the foregoing, we reported operating income of $40.3 million for the nine months ended September 30, 2000 compared to an operating loss of $(7.3) million for the nine months ended September 30, 1999. Excluding the net restructuring charge and the impact of the increased costs due to the aforementioned production outages, operating income for the nine months ended September 30, 1999 was $20.5 million.

Net interest expense was $13.8 million in the 2000 period compared to $10.7 million in the 1999 period. The increase was due to less interest being capitalized relating to the construction in progress at the Pearl River facility in 2000 and higher interest rates, offset in part by a lower level of debt.

Our effective tax rate for the nine months ended September 30, 2000 was 27.0% compared to 28.8% for the nine months ended September 30, 1999. The estimated rate for 2000 decreased primarily as a result of the amortization of goodwill decreasing as a percentage of pretax income, partially offset by income from European operations decreasing as a percentage of pretax income.

Effective January 1, 1999, we adopted the AICPA's Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which required us to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the accounting change increased our net loss for the nine months ended September 30, 1999 by $1.8 million, or $0.06 per diluted share.

As a result of the foregoing, we reported net income of $19.3 million, or $0.61 per diluted share, for the nine months ended September 30, 2000 compared to a net loss of $(14.6) million, or $(0.47) per diluted share, for the nine months ended September 30, 1999. Excluding the restructuring charge, the impact of the increased costs due to the production outages and the cumulative effect of the accounting change, net income for the nine months ended September 30, 1999 was $6.3 million, or $0.20 per diluted share.

OUTLOOK

The following statements are forward-looking and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

We expect to experience a short term reduction in profitability in the fourth quarter 2000 compared to the third quarter 2000 due to continued high costs at our fibers operations, volume reductions due to the holiday period, increased costs of energy and the Euro translation of the results of our European operations to US dollars. Continued increases in the costs of energy and/or a decline in the value of the Euro would negatively impact our profitability.

Polyester fiber prices and volumes in the U.S. continue to be adversely affected by Far Eastern imports throughout the textile chain, including fiber, yarn, fabric and apparel. We continue to experience difficulties at the new polyester staple line at our Pearl River facility, which has resulted in our operating at approximately one-half capacity at the beginning of the fourth quarter 2000. Our chemical-based fiber business is expected to experience higher costs resulting from operating two facilities at less than full capacity, increased depreciation relating to the Pearl River facility and the expensing of interest that was previously capitalized as part of the construction costs of the Pearl River facility. As previously stated, we expect these increased costs to have a negative impact on our profitability in fourth quarter 2000. Since the polyester staple fibers market does not justify operating at full capacity at this time, we are currently reviewing alternatives to improve the profitability of our staple fiber businesses.

In fourth quarter 2000, we expect sales volume in European fibers to improve from the seasonally slow third quarter 2000. Selling prices in Europe may improve as a result of aggressive anti-dumping actions taken by the Commission of the European Community against imports of staple fiber from Asia.

We expect a general softening of the economy in the fourth quarter 2000 and during 2001. Our fibers businesses are expected to continue to experience difficult market conditions in the fourth quarter 2000 and during 2001. We expect imports throughout the textile chain to continue to negatively impact us and our fibers customers. In 2001 we expect the PET resins industry to continue to improve with increases in volume shipments, improved industry capacity utilization, and the opportunity for price improvement.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $34.2 million for the nine months ended September 30, 2000 compared to $73.4 million provided by operations for the nine months ended September 30, 1999. The decrease was due primarily to an increase in net inventories and accounts receivable offset in part by improved earnings.

Net cash used in investing activities amounted to $27.3 million in the first nine months of 2000 compared to net cash provided by operations of $80.2 million in the first nine months of 1999. The 2000 expenditures resulted primarily from capital expenditures related to our Pearl River facility. During the nine months ended September 30, 1999, we sold certain production equipment in connection with a sale and leaseback transaction. The proceeds of approximately $150.0 million from the sale were used to pay down debt.

Net cash used in financing activities amounted to $6.7 million in the 2000 period compared to $153.5 million in the 1999 period. As noted above, we used the $150.0 million of proceeds from the sale of certain equipment to pay down debt.

In February 2000, we obtained a $50.0 million, 8.41% senior unsecured note due February 2003. In conjunction with this financing, we entered into interest rate swaps, which effectively convert the total amount of this fixed-rate debt to floating-rate debt. We used the proceeds from the $50.0 million senior unsecured debt to pay down other debt. In April 2000, we reduced the commitment amount on our $450.0 million unsecured revolving credit facility to $400.0 million. In September 2000, we amended our unsecured revolving credit facility and renewed the 364-day revolving credit facility segment for an additional 364 days. The $125.0 million 364-day segment of the revolving credit facility currently has commitments of $115.0 million and remains unutilized. The $275.0 million four-year segment of the revolving credit facility matures in September 2003. Neither segment has scheduled principal repayments. Our financing agreements contain normal financial and restrictive covenants. Certain subsidiaries have guaranteed substantially all of our indebtedness for borrowed money.

We have an effective universal shelf registration statement covering the issuance of up to $400.0 million of debt and/or equity securities. We have not sold any securities under this shelf registration.

The financial resources available to us at September 30, 2000 included $247.7 million under our revolving credit facilities and unused short-term uncommitted lines of credit as well as internally generated funds. Based on our debt level as of September 30, 2000, we could have had an average of approximately $241.9 million of additional debt outstanding during the year without amending the terms of our debt agreements. We believe these financial resources and other credit arrangements will be sufficient to meet our foreseeable needs for working capital, capital expenditures and dividends.

For information about our derivative financial instruments, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk " of our Form 10-K for the year ended December 31, 1999.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities " (FAS 133), which, as amended by Statement No. 137, is effective for fiscal years beginning after June 15, 2000. We expect to adopt FAS 133 in January 2001. We do not expect the adoption of FAS 133 to have a material impact on our results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements," which is effective for the fourth quarter of 2000. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect this pronouncement to have a material impact on our results of operations.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this Form 10-Q based upon current expectations and we undertake no obligation to update the information contained in this Form 10-Q. These forward-looking statements involve certain risks and uncertainties, including but not limited to: demand and competition for polyester fiber and PET resins; availability and costs of raw materials; energy costs (fuel oil and natural gas); U.S., European, Far Eastern and global economic conditions; levels of production capacity and announced changes to existing levels; changes in financial markets, interest rates and foreign currency exchange rates; work stoppages; natural disasters; changes in laws and regulations; prices and volumes of imports; prices of competing products; and our ability to complete expansions and other capital projects on time and budget and to maintain the operations of our existing production facilities. A more complete description of the prominent risks and uncertainties inherent in our business is included in our Form 10-K for the year ended December 31, 1999. Actual results may differ materially from those expressed in this Form 10-Q. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our stock.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits.
4(c)	Second Amendment to Loan Agreement dated September 15, 2000, by and between the Company and Fleet National Bank, as administrative agent, and certain other financial institutions

4(d)	Third Amendment to Loan Agreement dated September 27, 2000, by and between the Company and Fleet National Bank, as administrative agent, and certain other financial institutions

27	Financial Data Schedule
(b) Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 8, 2000	WELLMAN, INC. By /s/ Keith R. Phillips________________________ Chief Financial Officer, Vice President and Treasurer (Principal Financial Officer)
Dated November 8, 2000	By /s/ Mark J. Rosenblum_______________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)