Form 10-K
period 2000-12-31
WELLMAN INC
filed 2001-03-29
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark one)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________

Commission file number 0-15899
WELLMAN, INC. (Exact name of registrant as specified in its charter)
Delaware State or other jurisdiction of incorporation or organization)	04-1671740 (I.R.S. Employer Identification No.)
595 Shrewsbury Avenue Shrewsbury, New Jersey	07702
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (732) 212-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $18.57 per share (the closing price of such stock on March 15, 2001 on the New York Stock Exchange): $575,355,666.

The number of shares of the registrant's Class A Common Stock, $.001 par value, and Class B Common Stock, $.001 par value, outstanding as of March 15, 2001 was 31,765,804 and -0-, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2001 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2001) is incorporated by reference in Part III hereof.

PART I
Item 1.	Business

We are principally engaged in the manufacture and sale of polyester products, including Fortrel® brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear® PET (polyethylene terephthalate) resins.

RECENT DEVELOPMENTS

During March 2001, announcements were made that the U.S. selling price of PET Resin would increase by seven cents per pound effective April 1, 2001. This increase is further discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation-Outlook".

We completed the construction of our Pearl River Facility in 2000. This facility consists of two resin lines and one staple fiber line. The resin lines, which were completed in 1999, operated in 2000 with a higher production capacity than originally designed. A portion of the staple fiber line commenced operation in the second quarter of 2000. This line operated at approximately one half of its capacity due to certain of its critical components not meeting specification. During the second, third and fourth quarters of 2000, we incurred additional expenses due to the inefficient operation of the staple fiber line. By December 2000, we remedied the mechanical problems. However, we idled the staple fiber line because of the expected over-supply of polyester staple fiber in the United States in 2001. As discussed further below, activities necessary to idle the Pearl River staple fiber line increased costs in the fourth quarter.

In the fourth quarter, our financial statements reflected the following events:

    Income from business interruption insurance of approximately $5.1 million ($3.3 million after tax), or $0.10 per diluted share. This related to production outages at our Palmetto facility in the third quarter of 1999.
    Benefit of approximately $0.8 million ($0.5 million after tax), or $0.02 per diluted share, from the completion of the 1999 restructuring for less than the anticipated costs.
    A charge of approximately $2.0 million ($1.3 million after tax), or $0.04 per diluted share, relating to the activities necessary to idle the Pearl River staple fiber production assets.

These items are further discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes 7 and 8 to the Consolidated Financial Statements.

During 2000, anti-dumping duties were finalized on polyester staple imported into the United States and Europe, and on PET resin imported into Europe. These duties are further discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook".

PRODUCTS AND MARKETS

Beginning in the first quarter of 2000, we reduced our reportable operating segments from three to two: the Fibers and Recycled Products Group (FRPG) and the Packaging Products Group (PPG). In an effort to streamline costs and integrate our fiber operations, we changed our organizational structure so that both our chemical and recycled-based fiber operations report to one individual. We now report financial information to our chief operating decision maker under these two segments. Since this represents a change in our segment reporting, we have restated segment information where appropriate to reflect this change.

The following table presents the combined net sales and percentage of net sales for our reportable operating segments for the years indicated. In the table, we have eliminated intersegment sales and applied historical exchange rates to the data. These eliminations are not material.

	2000		1999		1998
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
($ in millions)
FRPG	$620.1	55.5%	$598.4	64.0%	$720.9	74.5%
PPG	496.6	44.5	337.0	36.0	247.1	25.5

Total	$1,116.7 =====	100.0% ====	$935.4 =====	100.0% ====	$968.0 =====	100.0% ====

Generally, we evaluate segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization expense. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in note 1 to the Consolidated Financial Statements. The following table presents the combined operating profit (loss) and percentage of operating profit (loss) for our reportable operating segments for the years indicated. In the table, we have eliminated intersegment transactions and applied historical exchange rates to the data. These eliminations are not material.

	2000		1999		1998
	Profit (Loss)%		Profit	%	Profit	%
($ in millions)
FRPG	$ (8.7)	(16.1)%	$ 2.6	14.8%	$46.4	84.4%
PPG	62.8	116.1	15.0	85.2	8.6	15.6

Total	$ 54.1 ====	100.0% ====	$ 17.6 ====	100.0% ====	$55.0 ====	100.0% ====

See note 17 to the Consolidated Financial Statements for reconciliations to corresponding totals in the Consolidated Financial Statements and additional information with regard to our reportable operating segments.

Fibers and Recycled Products Group

The FRPG manufactures:

    chemical-based polyester staple fibers and polyester partially-oriented yarn (POY) for sale to the textile industry and for industrial products, and recycled-based polyester staple fiber for use in pillows, comforters, furniture, carpets, rugs, and industrial products.

Staple, FRPG's primary product, is multi-strand fiber cut into short lengths to simulate certain properties found in natural fibers, such as cotton and wool, and/or to meet the end product needs of our customers. POY is a continuous polyester filament. We market both products under the Fortrel® brand.

Our chemical-based staple fiber customers include integrated textile mills, yarn spinners, and non-woven operations that process polyester staple into yarn and/or fabric for a variety of applications, including apparel, home furnishings and industrial uses. We manufacture polyester textile staple from two petrochemicals, purified terephthalic acid (PTA) and monoethylene glycol (MEG), at our Palmetto facility in Darlington, SC.

We produce POY at our Fayetteville, NC facility from fiber-grade polyester resin manufactured from PTA and MEG at our Palmetto facility. We sell POY to integrated textile mills and texturizers that further process it before making it into fabric for use in apparel, home furnishings and industrial applications.

Domestically, we manufacture products from recycled raw materials at our facilities in Johnsonville and Marion, SC (together referred to as the Johnsonville facility). We utilize the following categories of recycled PET raw materials: post-consumer PET containers, resin and film material and post-industrial materials. We obtain our domestic post-consumer PET bottles primarily as a result of curbside recycling and deposit return programs. Post-industrial materials include off-quality or off-spec production, trim and other materials generated from fiber, resin, or film manufacturing processes. We also process recycled nylon at our Johnsonville facility.

Our recycling operation in Johnsonville procures these materials and processes them into usable raw materials for our fiber and engineering resins businesses. The raw material mix for our Johnsonville facility can range from 30%/70% post consumer/post-industrial to 70%/30% post consumer/post-industrial content, depending upon market conditions for the respective raw material. Historically, the raw material mix has been approximately 50% post-consumer PET bottle flake and 50% post-industrial material.

In Europe, we manufacture polyester staple fiber from recycled raw materials through Wellman International Limited (or WIL), our subsidiary based in Mullagh, Republic of Ireland. WIL's polyester fibers are used primarily in fiberfill, nonwovens and industrial applications. WIL exports virtually all of its fiber production, primarily to the United Kingdom and continental Europe.

WIL purchases its raw materials in various forms, including post-consumer PET bottles from collection programs throughout Europe and post-industrial material. The post-consumer PET bottles are processed initially at WIL's recycling facilities in Spijk, Netherlands, and Verdun, France. WIL may use various mixtures of raw material. Its current raw material mix is approximately 50% post-consumer PET bottle flake and 50% post-industrial material.

We believe that we are the world's largest producer of polyester staple fiber made from recycled feedstocks and the world's largest post-consumer PET bottle recycler.

The FRPG does not have any single customer that has a material effect on the segment.

Our Engineering Resins Division, located in Johnsonville, SC, manufactures and markets nylon engineering resins under the Wellamid ™ brand to the injection molding industry. We produce these resins using virgin, post-consumer and post-industrial nylon compounded with various additives (glass, minerals, fire retardant, etc.) to impart desired performance characteristics. These resins are used primarily in automotive and electrical applications.

We also produce anhydrous lanolin in Johnsonville, SC for use in a variety of consumer products, primarily cosmetics.

Packaging Products Group

The PPG manufactures solid-stated and amorphous PET resins. These are produced domestically at our Palmetto, South Carolina and Pearl River, Mississippi facilities and internationally at our Emmen facility in the Netherlands (PET Resins-Europe). Solid-stated PET resin is primarily used in the manufacture of soft drink bottles and other food and beverage packaging. We sell our solid-stated PET resin under the PermaClear® brand. We also produce EcoClear® PET resin utilizing post-consumer beverage bottles to meet customers' recycled content PET resin requirements. Amorphous resin, which is predominantly produced from PTA and MEG, is used internally for solid-stating (a process which upgrades and purifies the resin) and, to a lesser extent, is sold to external customers.

The PPG has three customers that purchased approximately 50% of the PPG's total sales for 2000. An unexpected loss of any of these customers may result in a temporary reduction in sales and profitability of the PPG.

Raw Materials

Domestically, we purchase PTA produced by BP Amoco Chemical Company, the primary domestic supplier, pursuant to long-term supply contracts. Domestic MEG is purchased under supply contracts with Equistar Chemicals, LP, BASF Corporation, and Dow Chemical (formerly Union Carbide, Inc). In Europe, we purchase PTA primarily from BP Amoco Chemical Company. We purchase MEG in Europe from Acordis. The prices of PTA and MEG have fluctuated in the past and are likely to continue to do so in the future. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

Our recycling operations purchase post-consumer and post-industrial raw materials from many different suppliers, including some long-term supply contracts. We purchase a portion of these materials from manufacturers that compete with us in the sale of fiber and resin. The prices of recycled raw materials are variable and determined by worldwide supply and demand.

See "Forward Looking Statements; Risks and Uncertainties."

Capital Investment Program

Our capital expenditures in 2000 were approximately $39.4 million. These expenditures related primarily to our Pearl River facility in Mississippi. For information related to 2001, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook."

Sales and Marketing

The markets in which we compete have historically displayed price and volume cyclicality. We sell to a diverse group of customers with no single customer comprising more than 10% of our total sales. Sales of PET resins, primarily used for soft drink bottles and other food and beverage packaging, may be influenced by weather.

Approximately 65 employees market the majority of our products. For certain fiber sales outside the United States, we also utilize representatives or agents.

Our polyester fibers are also promoted through various activities, such as advertising, sales promotion, market analysis and product development, directed to our customers and to organizations downstream from our customers. As part of this effort, we encourage downstream purchasers of apparel, home furnishings and other products to specify to their suppliers the use of Fortrel® brand polyester in their products.

Numerous factors affect the demand for polyester fiber, including polyester fiber and/or textile product imports, consumer preferences, and spending and retail sales patterns, which are driven by general economic conditions. Consequently, a downturn in either the U.S., European, or global economy or an increase in imports of textile or polyester fiber products could adversely affect our business. Polyester textile fiber demand also may be influenced by the relative price of substitute fibers, most notably cotton. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

The major factor affecting the profitability of the PET resins business is the balance of market demand and supply for PET resin. Worldwide PET resins supply has significantly expanded since 1995. Growth in demand for PET resins is driven by new product applications and conversion from other materials, such as aluminum, glass and paper.

Competitors

Each of our major markets is highly competitive. We compete in these markets primarily on the basis of product quality, price, customer service, and brand identity. Several competitors are substantially larger than we are and have substantially greater economic resources.

Our primary domestic polyester staple fiber competitors are DuPont-Akra Polyester, KoSa, and Nan Ya Plastics Corp. (Nan Ya). We believe we are currently the largest producer of polyester staple in the United States, have approximately 30% of U.S. production capacity, are the fourth-largest POY producer in the United States, and have approximately 10% of the U.S. POY production capacity. Our main European fiber competitors are MonteFibre, Trevira and DuPontSA. In Europe, we are a leading supplier for fiberfill and nonwoven applications. Our share of the total European polyester staple market is less than 15%.

In North America, our primary competitors in the PET resins business are Eastman Chemical Co., KoSa, M&G, and Nan Ya. We believe we are currently the third-largest producer of PET resins in North America, representing approximately 16% of U.S. production capacity. In Europe, our main competitors in the PET resins business are Eastman Chemical Co., KoSa, DuPontSA, M&G, and Dow. Our share of the European PET resins market is less than 5%.

Research and Development

We have approximately 75 employees devoted to research, development and technical service activities in the fiber, recycling and resins businesses. We have entered into technology sharing arrangements from time to time with various parties. Research and development costs were approximately $14.6 million, $15.5 million and $16.2 million for 2000, 1999 and 1998, respectively.

Foreign Activities

We operate in international markets. Since a large portion of our non-U.S. sales are in different currencies, changes in exchange rates may affect profit margins and sales levels of these operations. In addition, fluctuations between currencies may also affect our reported financial results. Foreign exchange contracts and borrowings in local currencies are utilized to manage our foreign currency exposure. See Item 7A. "Quantitative and Qualitative Disclosure about Market Risk" and note 16 to the Consolidated Financial Statements.

Our foreign businesses are subject to certain risks common to foreign operations and investments in foreign countries, including restrictive action by local governments, limitations on repatriating funds and changes in currency exchange rates. See note 17 to the Consolidated Financial Statements for additional information relating to our foreign activities.

For a discussion of the impact of the Euro on our operations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Euro."

Employees

As of December 31, 2000, we employed approximately 2,600 people in the United States and Europe. At December 31, 2000, the Union of Needle Trades, Industrial and Textile Employees (UNITE) represented 735 employees at our Johnsonville, SC operations. Approximately 420 of these employees were members of UNITE, whose contract with us expires on July 31, 2002. At WIL, four unions represented 270 of the 477 total employees at year-end 2000. The wage agreements with these unions expire on May 1, 2003. We employ 73 people at our PET Resins-Europe Operation, with 46 represented by two unions whose contracts expire on May 1, 2001. We believe that relations with our employees are satisfactory.

Environmental Matters

Our facilities are subject to numerous existing and proposed laws and regulations designed to protect the environment from wastes, emissions and hazardous substances. We believe we are either in material compliance with all currently applicable regulations or are operating in accordance with the appropriate variances and compliance schedules or similar arrangements. For additional information relating to environmental matters, see Item 7. "Management's Discussion and Analysis of Financial Position and Results of Operations - Environmental Matters" and note 11 to the Consolidated Financial Statements.

Executive Officers of the Registrant

Our current executive officers are as follows:

Name and Age	Position

Thomas M. Duff, 53	Chairman, Chief Executive Officer, and Director
Clifford J. Christenson, 51	President, Chief Operating Officer, and Director
Keith R. Phillips, 46	Vice President, Chief Financial Officer
Audrey L. Goodman, 47	Vice President, Treasurer
Michael E. Dewsbury, 51	Vice President, PET Resins Division - U.S.
John R. Hobson, 60	Vice President, Fibers and Recycled Products Group
Mark J. Rosenblum, 47	Vice President, Chief Accounting Officer and Controller
Ernest G. Taylor, 50	Vice President, Chief Administrative Officer
Joseph C. Tucker, 53	Vice President, Corporate Development

Officers are elected annually by our Board of Directors. Set forth below is certain information with respect to our executive officers.

Thomas M. Duff. Mr. Duff was elected Chairman in December 1999. Prior to December 1999, he was President and has been CEO since 1985.

Clifford J. Christenson. Mr. Christenson was elected President in December 1999 and has been Chief Operating Officer since June 1995.

Keith R. Phillips. Mr. Phillips has been Vice President and Chief Financial Officer since October 1993. He was Treasurer from October 1993 to March 2001. Mr. Phillips is a certified public accountant.

Audrey L. Goodman. Ms. Goodman has been Vice President, Treasurer since March 2001. She was Assistant Treasurer from May 1990 to March 2001.

Michael E. Dewsbury. Mr. Dewsbury has been Vice President, PET Resins Division - U.S. since April 1999. Prior to that he was Business Manager - PET Resins Division since joining us in September 1991.

John R. Hobson. Mr. Hobson has been Vice President, Fibers and Recycled Products Group since May 1999. Prior to May 1999, he was Vice President, Recycled Products Group since July 1995.

Mark J. Rosenblum. Mr. Rosenblum has been Vice President, Controller since September 1989, and Chief Accounting Officer since August 1996. Mr. Rosenblum is a certified public accountant.

Ernest G. Taylor. Mr. Taylor has been Vice President, Administration since January 1991. In November 1997 he became Vice President, Chief Administrative Officer.

Joseph C. Tucker. Dr. Tucker has been Vice President, Corporate Development since December 1997. Prior to such time, he served as Vice President and General Manager of PET Resins-Europe from 1995 to 1997.

Item 2.	Properties

The location, principal products produced and stated annual production capacity of our major manufacturing facilities are set forth in the table below. We own each of these properties.

		Stated Annual
		Production Capacity
Location	Principal Products	(in millions of pounds)

Johnsonville, SC	Polyester staple fiber Engineering resins	290 62
Darlington, SC (Palmetto)	Polyester staple fiber PET resins	505 520
Mullagh, Ireland (1)	Polyester staple fiber	174
Fayetteville, NC	Polyester POY	135
Emmen, the Netherlands	PET resins	118
Hancock County, MS (Pearl River) (2)	PET resins	470

________________________________

(1)	WIL's credit facilities are secured by the assets of WIL.
(2)	Staple fiber production assets at Pearl River Facility are currently idle. See "Recent Developments."

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol WLM. The following table shows the high, low and closing sales prices as reported by the NYSE and cash dividends paid per share of common stock for the last two fiscal years.

Year	High	Low	Close	Dividend
2000
Fourth Quarter	$16.06	$12.44	$14.13	$0.09
Third Quarter	$17.06	$11.81	$14.44	$0.09
Second Quarter	$24.00	$14.50	$16.19	$0.09
First Quarter	$22.69	$15.75	$19.81	$0.09

1999
Fourth Quarter	$19.00	$13.06	$18.63	$0.09
Third Quarter	$18.19	$15.25	$18.06	$0.09
Second Quarter	$16.88	$ 8.63	$15.94	$0.09
First Quarter	$10.94	$ 8.25	$ 8.88	$0.09

We had 856 holders of record and, to our knowledge, approximately 5,700 beneficial owners of our common stock as of March 15, 2001.

See note 13 to the Consolidated Financial Statements for information regarding common stock rights associated with our common stock.

Item 6. Selected Consolidated Financial Data
	Years Ended December 31,
(In thousands, except per share data)	2000	1999	1998	1997	1996
Income Statement Data:
Net sales	$1,116,706	$935,401	$968,008	$1,083,188	$1,098,804
Cost of sales	992,758	845,449	837,718	926,518	945,191
Gross profit	123,948	89,952	130,290	156,670	153,613
Selling, general and administrative expenses	69,871	72,385	73,418	79,888	85,489
Restructuring charges (benefit)	(793)	17,382	6,861	7,469	--
Operating income	54,870	185	50,011	69,313	68,124
Loss on divestitures and other, net	--	--	--	5,963	--
Interest expense, net	17,959	13,281	8,302	12,160	13,975
Loss on cancellation of fixed-rate financial instrument	--	--	23,314	--	--
Earnings (loss) before income taxes and cumulative effect of accounting change	36,911	(13,096)	18,395	51,190	54,149
Income tax expense (benefit)	9,100	(3,815)	6,714	20,835	27,620
Cumulative effect of accounting change, net of tax	--	(1,769)	--	--	--
Net earnings (loss)	$ 27,811(1) ========	$ (11,050)(2) ======	$ 11,681(3) =======	$ 30,355(4) =======	$ 26,529 ========
Basic net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.89	$ (0.29)	$ 0.37	$ 0.98	$ 0.81
Cumulative effect of accounting change	--	(0.06)	--	--	--
Net earnings (loss)	$ 0.89 ======	$ (0.35) ======	$ 0.37 ========	$ 0.98 ========	$ 0.81 ========
Basic weighted-average common shares outstanding	31,367 =======	31,203 ======	31,178 =======	31,120 ========	32,649 ========
Diluted net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.87	$ (0.29)	$ 0.37	$ 0.97	$ 0.81
Cumulative effect of accounting change	--	(0.06)	--	--	--
Net earnings (loss)	$ 0.87 ======	$ (0.35) ======	$ 0.37 ========	$ 0.97 ========	$ 0.81 ========
Diluted weighted-average common shares outstanding	31,884 ======	31,203 ======	31,391 =======	31,269 ========	32,774 ========
Dividends (5)	$ 11,390 ======	$ 11,310 ======	$ 11,253 =======	$ 10,882 ========	$ 10,085 ========

	December 31,
	2000	1999	1998	1997	1996
Balance Sheet Data:
Total assets	$1,334,074	$1,343,968	$1,491,165	$1,319,225	$1,203,949
Total debt	$ 376,824	$ 405,974	$ 556,548	$ 394,753	$ 319,566
Stockholders' equity	$ 629,609	$ 611,405	$ 643,254	$ 634,434	$ 623,928
1

Net earnings for 2000 include the after-tax effects of income from business interruption insurance of $3,290, a charge for the activities necessary to idle the Pearl River staple fiber production assets of $1,268, and a restructuring benefit of $554. Without these items, net earnings would have been $25,235, or $0.79 per diluted share.

2

Net loss for 1999 includes the after-tax effects of a restructuring charge of $11,875, costs associated with production outages of $6,145, and the cumulative effect of an accounting change of $1,769. Without these items, net earnings would have been $8,739, or $0.28 per diluted share.

3

Net earnings for 1998 include the after-tax effects of a loss of $14,804 on the termination of a fixed-rate treasury lock commitment, a lower-of-cost-or-market inventory adjustment of $5,486, and a restructuring charge of $4,357. Without these items, net earnings would have been $36,328, or $1.16 per diluted share.

4

Net earnings for 1997 include the after-tax effects of a loss of $6,204 on the sale of our thermoformed packaging and extruded sheet operation in Ripon, WI, a restructuring charge of $4,429, and a $2,421 gain from insurance proceeds received as a result of a fire at our Irish recycled fibers operations. Without these items, net earnings would have been $38,567, or $1.23 per diluted share.

5	Dividends paid were $0.36 per share in 2000, 1999, and 1998, $0.35 per share in 1997 and $0.31 per share in 1996.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are principally engaged in the manufacture and marketing of high-quality polyester products, including Fortrel® brand polyester textile fibers, polyester fibers made from recycled raw materials, and PermaClear® brand PET resins. At December 31, 2000, we had annual operating capacity to manufacture approximately 1.1 billion pounds of fiber and 1.1 billion pounds of PET resins worldwide at six major production facilities in the United States and Europe. See "Recent Developments" above and "Outlook" below. We are also the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations.

Beginning in the first quarter of 2000, we reduced our reportable operating segments from three to two: the Fibers and Recycled Products Group (or FRPG) and the Packaging Products Group (or PPG). In an effort to streamline costs and integrate our fiber operations, we changed our organizational structure so that both the chemical and recycled-based fiber operations report to one individual. We now report our financial information to our chief operating decision maker under these two segments.

The FRPG produces Fortrel® textile fibers, which currently represent approximately 60% of our fiber production. These fibers are used in apparel, home furnishings, and non-wovens and are produced from two chemical raw materials, purified terephthalic acid (PTA) and monoethylene glycol (MEG). The other 40% of our fiber production, primarily fiberfill and carpet fibers, is manufactured from recycled raw materials, including post-consumer PET containers, resin and film materials and post-industrial materials. Our PET resins, produced by the PPG from PTA and MEG, are primarily used in the manufacture of plastic soft drink bottles and other food and beverage packaging.

Demand for polyester fiber historically has been cyclical. It is subject to changes in consumer preferences and spending, retail sales patterns, and fiber and textile product imports. Since late 1997, imports of products throughout the textile chain have impacted the United States fiber markets, adversely affecting profitability. Global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET.

Our profitability is primarily determined by our raw material margins (the difference between product selling prices and raw material costs). Both fiber and PET resin raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant.

Selling prices and raw material costs each may be affected by actions of our competitors, global economic and market conditions, export and import activity, and the prices of competing materials.

Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations.

RESTRUCTURING CHARGES

1999 Restructuring

During the second quarter of 1999, we implemented an overall cost reduction and productivity improvement plan to improve long-term profitability and stockholder returns. We recorded a pretax restructuring charge totaling $17.4 million ($11.9 million after tax) or $0.38 per diluted share. Pursuant to the plan, we closed our New York office and our wool business in Johnsonville, SC during 1999 and began implementing other cost reduction and productivity improvement initiatives throughout our businesses. The restructuring, which was funded from operating cash flows, was completed in 2000. See note 7 to the Consolidated Financial Statements for changes in the accruals since the plan was adopted.

We expect our 1999 cost reduction and productivity improvement plan to generate planned annual pretax savings of approximately $35.0 million. These savings began to phase in during 1999 and continued in 2000. The savings associated with the cost reduction portion of the plan, expected to be approximately $25.0 million annually compared to 1999 budgeted levels, primarily result from lower costs for services, supplies and wages. The expected savings are net of other continuing costs, such as fixed overhead, that the businesses have to absorb as a result of the restructuring. The productivity improvement portion of the plan is expected to generate earnings of approximately $10.0 million as PET resin market conditions improve. We will achieve the productivity improvements through increased production volumes and lower annual costs by means of throughput and manufacturing improvements and operational efficiencies in our production facilities. We achieved cost reductions from the 1999 restructuring plan of approximately $20.0 to $25.0 million in 2000.

1998 Restructuring

In the fourth quarter of 1998, we adopted a restructuring plan to consolidate and lower the overall operating costs of the business units in the FRPG. In connection with this plan, we closed operations at a leased manufacturing facility in New Jersey and a sales office in the United Kingdom. We recorded a pretax charge of approximately $6.9 million ($4.4 million after tax), or $0.14 per diluted share, in the fourth quarter of 1998. The 1998 restructuring was completed during the second quarter of 2000. See note 7 to the Consolidated Financial Statements for details of the accruals and changes in the accruals since December 31, 1999.

PRODUCTION OUTAGES

In August 1999, we experienced production outages in our PET resin production process primarily resulting from an electrical failure. In addition, in September 1999 we experienced reduced levels of production in our manufacturing facilities in the Carolinas due to a hurricane. Total costs associated with these production outages were approximately $10.9 million, of which $2.1 million was recorded as an insurance receivable for property damages in 1999. The additional costs associated with these events increased the pretax loss for 1999 by approximately $8.8 million ($6.1 million after tax), or $0.19 per diluted share. In the fourth quarter of 2000, we settled the outstanding claim under our business interruption insurance policy relating to these outages and recorded income of approximately $5.1 million ($3.3 million after tax), or $0.10 per diluted share. These costs and the related income from business interruption insurance were reflected in cost of sales.

IDLE ASSETS

We completed the construction of our Pearl River facility in 2000. This facility consists of two resin lines and one staple fiber line. The resin lines were completed in 1999. They operated in 2000 with a higher production capacity than originally designed. A portion of the staple fiber line commenced operation in the second quarter of 2000. This line operated at approximately one half of its capacity due to certain of its critical components not meeting specification. During the second, third and fourth quarters of 2000, we incurred additional expenses due to the inefficient operation of the staple fiber line. By December 2000, we remedied the mechanical problems. However, we idled the staple fiber line because of the expected over-supply of polyester staple fiber in the United States in 2001. The activities necessary to idle our Pearl River staple fiber line increased costs in the fourth quarter. As a result, we recorded a charge of approximately $2.0 million ($1.3 million after tax), or $0.04 per diluted share, in December 2000.

IMPACT OF EURO

Our European operations have been impacted by the decline of the Euro against the U.S. dollar. If the average exchange rate for 2000 were at the 1999 average exchange rate of 1.0666 Euros to USD, our pretax earnings would have increased by approximately $3.7 million. Stockholder's equity was reduced by currency translation adjustments of $3.2 million in 2000 and $11.2 million in 1999.

RESULTS OF OPERATIONS

2000 Compared To 1999

Total net sales for 2000 increased 19.4% to a record $1,116.7 million from $935.4 million for 1999. This increase was primarily due to improved selling prices and increased volumes for the PPG. Net sales for the FRPG increased 3.6% to $620.1 million in the 2000 period from $598.4 million in the 1999 period, due to improved fiber selling prices from the prior period. Net sales for the PPG increased 47.4% to $496.6 million in the 2000 period from $337.0 million in the 1999 period, reflecting significantly improved selling prices and increased volume from having a full year's production from the two PET resin lines at the Pearl River facility that started up during the first half of 1999.

Cost of sales increased 17.4% to $992.8 million in 2000 from $845.4 million in 1999. Cost of sales as a percentage of sales was 88.9% for the 2000 period, compared to 90.4% for the 1999 period. During 2000, our operations were negatively impacted by significantly higher raw material costs, higher energy costs (primarily natural gas), costs associated with commencing the staple fiber operations at the Pearl River facility, a charge relating to the activities necessary to idle the Pearl River staple fiber production assets (see above), and the impact of the Euro (see above). The effect of these items was offset in part by income from business interruption insurance of $5.1 million ($3.3 million after tax) in 2000, compared with an additional expense of $8.8 million ($6.1 million after tax) related to the production outages in 1999, and cost savings associated with the 1999 restructuring. See "Production Outages" and "Restructuring Charges" above. FRPG's cost of sales as a percentage of sales increased in the 2000 period compared to the 1999 period. This increase was primarily due to significantly higher raw material costs, energy costs and start-up costs of the staple fiber line at the Pearl River facility, which more than offset higher selling prices and improved results from our European fibers business. PPG's cost of sales as a percentage of sales decreased slightly in the 2000 period compared to the 1999 period, resulting primarily from significantly higher PET resin selling prices and higher unit volumes, offset in part by higher chemical raw material costs. In addition, the prior period was affected by a production outage as discussed above.

As a result of the foregoing, gross profit increased to $123.9 million in 2000 from $90.0 million in 1999. The gross profit margin was 11.1% in the 2000 period compared to 9.6% in the 1999 period.

During the second quarter of 1999, we implemented an overall cost reduction and productivity improvement plan. As a result, we recorded a pretax restructuring charge in our 1999 earnings of $17.4 million ($11.9 million after tax), or $0.38 per diluted share. The 1999 restructuring was completed in the fourth quarter of 2000. In 2000, we recognized restructuring income of $0.8 million ($0.5 million after tax), or $0.02 per diluted share, from over-accruals. See "Restructuring Charges" above and note 7 to the Consolidated Financial Statements.

Selling, general and administrative expenses amounted to $69.9 million, or 6.3% of sales, in the 2000 period compared to $72.4 million, or 7.7% of sales, in the 1999 period. These expenses declined primarily as a result of our 1999 cost reduction and productivity improvement plan and savings associated with our closed facilities (see "Restructuring Charges" above), offset in part by discounts taken on accounts receivable sold. See note 3 to the Consolidated Financial Statements.

As a result of the foregoing, we reported operating income of $54.9 million for 2000 compared to $0.2 million for 1999. Excluding the restructuring charge (benefit), the impact of increased costs due to the production outages in 1999, the income from business interruption insurance in 2000, and the charge relating to the activities necessary to idle the Pearl River staple fiber production assets, operating income for 2000 was $50.9 million compared to $26.3 million for 1999.

Net interest expense was $18.0 million in 2000 compared to $13.3 million in 1999. The increase was due to less interest being capitalized in 2000 relating to the construction in progress at the Pearl River facility and higher interest rates, offset in part by a lower level of debt. For information related to 2001, see "Outlook" below.

Our effective tax rate for 2000 was 24.7% compared to 29.1% for 1999. The rate for 2000 decreased primarily as a result of improved earnings in our European operations that is taxed at a rate significantly lower than U.S. rates.

Effective January 1, 1999, we adopted the AICPA's Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which required us to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the accounting change increased our net loss for 1999 by $1.8 million ($2.9 million, less taxes of $1.1 million), or $0.06 per diluted share.

As a result of the foregoing, we reported net income of $27.8 million, or $0.87 per diluted share, for 2000 compared to a net loss of $(11.1) million, or $(0.35) per diluted share, for 1999.

1999 Compared To 1998

Total net sales for 1999 declined 3.4% to $935.4 million from $968.0 million in 1998. This decrease was primarily the result of reductions in worldwide polyester fiber and PET resins selling prices and the reduced sales as a result of the businesses closed in the 1998 and 1999 restructurings. Net sales for the FRPG decreased 17.0% to $598.4 million from $720.9 million in 1998, principally due to lower fiber selling prices from the previous period and significantly lower sales in our wool business (See "Restructurings" above). Polyester fiber unit volumes remained essentially unchanged in 1999 compared to 1998. Net sales for the PPG increased 36.4% to $337.0 million in 1999 from $247.1 million in 1998 due to a significant increase in PET resin unit volumes, reflecting the start-up in the first half of 1999 of two new PET resin production lines. The higher volumes more than offset the decline in the average selling price per pound of PET resin.

Cost of sales increased 0.9% to $845.4 million in 1999 from $837.7 million in 1998. This increase was due primarily to the start-up of two PET resin production lines and the production outages. As a percentage of sales, cost of sales increased to 90.4% in 1999 from 86.5% in 1998 due to lower worldwide selling prices. FRPG's cost of sales as a percentage of sales increased in 1999 compared to 1998, primarily due to lower fiber selling prices, offset in part by lower U.S. recycled raw material costs. PPG's cost of sales as a percentage of sales increased slightly in 1999 compared to 1998, resulting primarily from lower worldwide PET resins selling prices.

As a result of the foregoing, gross profit declined 31.0% to $90.0 million in 1999 from $130.3 million in 1998. The gross profit margin was 9.6% in 1999 compared to 13.5% in 1998. Gross profit was primarily affected by raw material margins. Raw material margins for both fibers and PET resins dropped to historically low levels during 1999, primarily due to reductions in selling prices occurring over the last few years. The net cost of our chemical raw materials, PTA and MEG, increased during 1999, primarily due to the increase in crude oil prices worldwide. The selling price of chemical-based fiber and PET resin could not be increased sufficiently to cover the raw material increase. Selling prices of recycled fiber declined more than the cost of domestic recycled fibers raw material and resulted in lower raw material margins for our domestic recycled fiber business.

In an effort to offset in part the effects of lower selling prices and higher raw material costs in both our FRPG and PPG and to improve long-term profitability and stockholder returns, we implemented an overall cost reduction and productivity improvement plan in June 1999. As a result, we recorded a pretax restructuring charge in 1999 of $17.4 million ($11.9 million after tax), or $0.38 per diluted share. See "Restructuring Charges" above.

Selling, general and administrative expenses were $72.4 million, or 7.7% of sales, in 1999 compared to $73.4 million, or 7.6% of sales, in 1998. This decrease was primarily due to lower spending associated with our closed facilities and our cost reduction and productivity improvement plan, offset in part by discounts taken on accounts receivable sold. See notes 3 and 7 to the Consolidated Financial Statements.

As a result of the foregoing, we reported operating income of $0.2 million, or .02% of sales, for 1999, compared to $50.0 million, or 5.2% of sales, in 1998.

Net interest expense was $13.3 million in 1999 compared to $8.3 million in 1998. The increase was primarily due to less capitalized interest in 1999 as we commenced operation of two of three production lines at our Pearl River facility in Mississippi.

In the fourth quarter of 1998, we incurred a pretax charge of $23.3 million on the termination of a fixed-rate financial instrument.

Our effective tax rate for 1999 was 29.1% compared to 36.5% for 1998. The difference in this rate was primarily due to the net loss in 1999 compared to net income in 1998 and the increase in the nondeductible goodwill in 1999 as a result of the write-off of goodwill associated with the closure of our wool business. See notes 7 and 10 to the Consolidated Financial Statements.

As a result of the foregoing, in 1999 we reported a loss before the cumulative effect of a change in accounting principle in 1999 of $9.3 million, or $(0.29) per diluted share, as compared to net income of $11.7 million, or $0.37 per diluted share, in 1998. Excluding the production outages (see "Production Outages" above), the restructuring charge (see "Restructuring Charges" above), and the cumulative effect of accounting change, net earnings were $8.7 million, or $0.28 per diluted share. This compared to $36.3 million, or $1.16 per diluted share, for 1998, after excluding the 1998 restructuring charge, a lower-of-cost-or-market inventory adjustment and a loss on the fixed-rate financial instrument.

OUTLOOK

The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

We expect our profitability in the first quarter 2001 to be lower than fourth quarter 2000, primarily due to higher energy and MEG costs, both of which are driven by higher natural gas costs. We expect sales volumes of both fibers and PET resins in 2001 to be approximately the same as 2000 at approximately 1.0 billion pounds each. We announced a $0.07 per pound selling price increase for domestic PET resins effective April 1, 2001. We expect the higher selling price for PET resins to result in higher margins and increased profitability in 2001 over 2000. However, given the competitive nature of our business and other market influences, there can be no assurance that this will occur.

We expect global demand for PET resins to grow and capacity utilization to improve during the next several years. Even though the last announced domestic industry capacity expansion will increase capacity by approximately 7% in the second half of 2001, capacity utilization is expected to increase in 2001 over 2000. Volume sales of EcoClear® are expected to increase in 2001 as customers increase their demand for post-consumer content PET resins. In 2000, final anti-dumping duties, which are country and company specific, were imposed on imports of PET resins into Europe. We expect these duties to result in a decline of PET resins imports into Europe.

The domestic fibers market has maintained relatively stable volumes but continues to be adversely impacted by imports throughout the textile chain. Anti-dumping duties have been imposed on polyester fiberfill staple fiber imports from certain countries for a five-year period. This has modestly reduced staple fiber imports, but has had no effect on imports in the remainder of the textile chain. We expect this situation to continue in the near future. Far Eastern imports continue to be a significant factor.

The following are certain key financial estimates for 2001:

    Depreciation and Amortization ----$65 to $73 million
    Interest Expense --------------------- $20 to $25 million
    Capital Expenditures ----------------$30 to $40 million
    Tax Rate-------------------------------25% to 30%

ENVIRONMENTAL MATTERS

Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. We take a proactive approach in addressing the applicability of these laws and regulations as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We have identified certain situations that will require future capital and non-capital expenditures to maintain or improve compliance with current environmental laws and regulations as well as to support planned future expansion. The majority of the identified situations are found at our largest manufacturing facilities and primarily deal with groundwater remediation, quality of air emissions and wastewater treatment processes.

Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between $8.4 million and $25.5 million. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $13.0 million and $15.0 million at December 31, 2000 and 1999, respectively, which are reflected as other noncurrent liabilities in our Consolidated Balance Sheet. These accruals represent our best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from $7.5 million to $21.0 million. These non-capital and capital expenditures are expected to be incurred during the next 10 to 20 years. We believe that we are entitled to recover a portion of these expenditures under indemnification and escrow agreements. During 2000, 1999 and 1998, net expenses associated with environmental remediation and ongoing assessment were not significant. See notes 1 and 11 to the Consolidated Financial Statements.

We base the measurement of liability on an evaluation of currently available facts with respect to each individual situation and take into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. As assessments and remediation progress at individual sites, we review these liabilities periodically and adjust them to reflect additional technical and legal information that becomes available.

We believe we are either in material compliance with all currently applicable regulations or are operating in accordance with the appropriate variances and compliance schedules or similar arrangements. Subject to the imprecision in estimating future environmental costs, we believe that compliance with current laws and regulations will not require significant capital expenditures or have a material adverse effect on our consolidated financial position or results of operations. See "Forward Looking Statements; Risks and Uncertainties."

TRANSITION TO THE EURO

Although the Euro was successfully introduced on January 1, 1999, the legacy currencies of those countries participating will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be cancelled and Euro bills and coins will be used in participating countries.

Transition to the Euro creates a number of issues for us. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of accounting systems, statutory records, tax reports and payroll systems to the Euro, as well as conversion of bank accounts and other treasury and cash management activities.

We continue to address these transition issues and do not expect the transition to the Euro to have a significant effect on our results of operations or financial condition. At WIL, systems are compatible with the Euro and its financial statements are prepared in Euros. We expect to have our PET Resins-Europe accounting systems, statutory reporting and tax reports compatible with the Euro by April 2001.

CAPITAL RESOURCES AND LIQUIDITY

Our overall cash needs for 2000 were primarily provided from operations. Net cash provided by operations was $71.8 million for 2000, compared to $96.5 million for 1999, including approximately $65.0 million for an asset securitization program. See notes 3 and 6 to the Consolidated Financial Statements.

Net cash used in investing activities amounted to $39.1 million in 2000 compared to net cash provided by investing activities of $61.6 million in 1999. The 2000 investments resulted primarily from capital expenditures related to our Pearl River facility. In 1999, we sold certain production equipment in connection with a sale and leaseback transaction. The $150.0 million of proceeds from the sale were used to pay down debt. For information related to expected capital expenditures in 2001, see "Outlook" above.

Net cash used in financing activities amounted to $32.2 million in 2000 compared to $158.0 million in 1999. Net repayments of long-term debt amounted to $23.0 million in 2000 compared to $147.9 million of net borrowings in 1999. As noted above, we used the $150.0 million of proceeds from the sale of certain equipment to pay down debt.

In February 2000, we borrowed $50.0 million pursuant to an 8.41% senior unsecured note due February 2003. We used the proceeds from this debt to pay down other debt. In conjunction with this financing, we entered into interest rate swaps, which effectively convert the total amount of this fixed-rate debt to floating-rate debt. In April 2000, we voluntarily reduced the commitment amount on our $450.0 million unsecured revolving credit facility to $400.0 million. The $125.0 million 364-day revolving credit facility, of which $115.0 million is available under current bank commitments, remains unutilized. In September 2000, we amended our unsecured revolving credit facility and renewed the 364-day revolving credit facility segment for an additional 364 days. The $275.0 million four-year revolving credit facility matures in September 2003. Neither facility has scheduled principal repayments. Our financing agreements contain normal financial and restrictive covenants. Certain subsidiaries have guaranteed substantially all of our indebtedness for borrowed money. See note 9 to the Consolidated Financial Statements.

We have an effective universal shelf registration statement covering the issuance of up to $400.0 million of debt and/or equity securities. We have not sold any securities under this shelf registration.

The financial resources available to us at December 31, 2000 included $232.0 million under our revolving credit facilities and unused short-term uncommitted lines of credit, the public and private debt and equity markets, and internally generated funds. Based on our debt level as of December 31, 2000, we could have had an average of approximately $233.0 million of additional debt outstanding during the year without amending the terms of our debt agreements. Our current financing sources are primarily dependent on the bank and commercial paper markets since these are the lowest cost funds available. The availability and cost of these funds can change in a short period of time for a variety of reasons. As a result, we cannot be sure that low cost financing will be available. However, we believe our financial resources will be sufficient to meet our foreseeable needs for working capital, capital expenditures and dividends.

For information about our derivative financial instruments, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk."

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by Statement No. 137, is effective for fiscal years beginning after June 15, 2000. We will adopt Statement No. 133 in January 2001.The Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivatives change in fair value will be immediately recognized in earnings.

The adoption of Statement No. 133 will not have a material impact on our results of operations or financial position. See note 16 to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "expects," "anticipates," and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: demand and competition for polyester fiber and PET resins; the financial condition of our customers; availability and cost of raw materials; availability and cost of petrochemical feedstock necessary for the production process; changes in financial markets, interest rates, credit ratings, and foreign currency exchange rates; U.S., European, Far Eastern and global economic conditions; prices and volumes of imports; work stoppages; levels of production capacity and profitable operation of assets; changes in laws and regulations; prices of competing products; natural disasters; and our ability to complete expansions and other capital projects on time and budget and to maintain the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

In addition to those described above, the more prominent risks and uncertainties inherent in our business are set forth below. However, this section does not discuss all possible risks and uncertainties to which we are subject, nor can it be assumed necessarily that there are no other risks and uncertainties which may be more significant to us.

Economic conditions affect the supply and demand of our products.

Capacity utilization, which is the demand for product divided by its supply, is a critical factor affecting our financial performance. Demand for polyester fiber historically has been cyclical because it is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports. Demand, prices and raw material costs for both fiber and PET resins may be affected by global economic conditions. Worldwide supply is expanding for both fiber and resins. Any significant expansion in supply over demand could reduce our profitability. A material change in demand, supply or in general economic conditions or uncertainties regarding future economic prospects could have a material adverse effect on our profitability. Adverse economic conditions also affect our customers. If our customers have financial difficulties, this can affect their financial condition and credit worthiness which, in turn, could affect our profitability.

Fiber and textile imports continue to adversely impact our margins.

The U.S. and European fiber and textile markets continue to be severely impacted by imports, principally from Far Eastern countries. Imports of fiber and fiber products continue to cause an over-supply which decreases fiber margins. The price and volume of imports have and are expected to continue to significantly reduce the profitability of our businesses.

Our operations are dependent on the availability and cost of our raw materials.

Our operations are substantially dependent on the availability and cost of our two primary raw materials, PTA and MEG. We currently rely on a single producer for our domestic supply of PTA and a limited number of sources for MEG. The effect of the loss of any producer, or a disruption in their businesses or failure to meet our product needs on a timely basis would depend primarily upon the length of time necessary to find a suitable alternative source. At a minimum, temporary shortages in needed raw materials could have a material adverse effect on our results of operations. We cannot be sure that the precautions we have taken would be adequate or that an alternative source of supply could be located or developed in a timely manner.

Changes in our financing costs could adversely affect our profitability.

The principal source of our financing is the bank and commercial paper markets. These markets are volatile and rates fluctuate based on conditions in the markets and lenders' perception of our business. The bank markets can be influenced by the economy, by the general credit environment and by the performance of the individual financial institution. The commercial paper markets can be influenced by other financial markets. In addition, our ability to borrow at competitive costs is influenced by our public debt ratings. Significant disruptions in these markets or lowering of credit ratings could reduce our access to funds and increase our cost of funds.

Changes in foreign currency exchange rates could adversely affect our profitability.

A large portion of our profitability is earned in entities where the functional currency is not the U.S. dollar. When these currencies weaken against the dollar, our profitability and the value of our investment in the foreign subsidiary decreases. In addition, our foreign subsidiaries conduct business in currencies other than their functional currency. Changes in the relative strength of these currencies can adversely affect the profitability of the foreign subsidiaries in their functional currency. A portion of the net assets of these subsidiaries is denominated in other than their functional currency. While we reduce our foreign currency exposure by using appropriate hedges, our foreign subsidiaries still have net assets denominated in currencies other than their functional currency and may experience foreign exchange losses. As a result, a material change in foreign currency exchange rates could adversely affect our profitability.

Increases in energy costs could adversely affect our profitability.

Increases in energy costs impact our profitability by increasing our raw materials costs and production costs. The prices of substantially all of our raw materials are impacted by changes in petrochemical costs. Our facilities utilize natural gas as their primary energy source, although some have the ability to switch a portion of their consumption to fuel oil. An increase in these costs adversely affects our profitability.

Actual costs for environmental matters may vary from the estimates.

Actual costs to be incurred for identified environmental situations in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability and evolving related technologies.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS

We do not hold or issue derivative financial instruments for trading purposes. We use derivative financial instruments primarily to manage our exposure to fluctuations in interest rates and foreign exchange rates. We also utilize a derivative financial instrument to manage our exposure to compensation expense under a Supplemental Employee Retirement Plan (SERP). For additional discussion of our use of such instruments, see notes 1, 9 and 16 to the Consolidated Financial Statements.

INTEREST RATE RISK

Because our obligations under our bank facilities, bid loans and uncommitted lines of credit bear interest at floating rates, our earnings and cash flows are affected by changes in prevailing interest rates. A 10% increase in market interest rates from those at December 31, 2000 and 1999 would reduce income before income taxes by approximately $1.8 million and $1.3 million, respectively and reduce cash flow from operations by $2.6 million and $3.0 million, respectively. Our interest rate financial instruments at December 31, 2000 exactly match the terms of the $50.0 million of fixed-rate debt. Any potential decrease in the fair value of our interest rate financial instruments will be offset by changes in the value of our fixed-rate debt.

FOREIGN CURRENCY RISK

We use foreign currency debt and foreign currency forward purchase and sale contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. These financial instruments are specifically used (1) to reduce the impact of foreign currency translation adjustments for our PET resins business in the Netherlands; (2) to reduce the impact of foreign currency fluctuations relative to fixed asset purchase commitments; and (3) to hedge certain accounts receivable and accounts payable denominated in foreign currencies. If foreign currency exchange rates at December 31, 2000 and 1999 adversely changed by 10%, the fair value of these financial instruments outstanding at December 31, 2000 and 1999 would decline by approximately $1.3 million and $3.0 million, respectively. However, such loss in fair value would be substantially offset by an increase in the fair value of our underlying exposure. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential changes in any underlying hedged amount or changes in sales levels affected by changes in local currency prices.

Item 8.	Financial Statements and Supplementary Data
WELLMAN, INC. Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998	25
Consolidated Balance Sheets as of December 31, 2000 and 1999	26
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998	27
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998	28
Notes to Consolidated Financial Statements	29
Report of Independent Auditors	49
Consolidated financial statement schedules for the years ended December 31, 2000, 1999 and 1998: II - Valuation and qualifying accounts	50

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2000	1999	1998

Net sales	$1,116,706	$935,401	$968,008
Cost of sales	992,758	845,449	837,718
Gross profit	123,948	89,952	130,290
Selling, general and administrative expenses	69,871	72,385	73,418
Restructuring charges (benefit)	(793)	17,382	6,861
Operating income	54,870	185	50,011
Interest expense, net	17,959	13,281	8,302
Loss on cancellation of fixed-rate financial instrument	--	--	23,314
Earnings (loss) before income taxes and cumulative effect of accounting change	36,911	(13,096)	18,395
Income tax expense (benefit)	9,100	(3,815)	6,714
Earnings (loss) before cumulative effect of accounting change	27,811	(9,281)	11,681
Cumulative effect of accounting change, net of tax	--	(1,769)	--
Net earnings (loss)	$ 27,811 =======	$(11,050) =======	$ 11,681 =======
Basic net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.89	$ (0.29)	$ 0.37
Cumulative effect of accounting change	--	(0.06)	--
Net earnings (loss)	$ 0.89 =======	$ (0.35) =======	$ 0.37 =======
Basic weighted-average common shares outstanding	31,367 =======	31,203 =======	31,178 =======
Diluted net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.87	$ (0.29)	$ 0.37
Cumulative effect of accounting change	--	(0.06)	--
Net earnings (loss)	$ 0.87 =======	$ (0.35) =======	$ 0.37 =======
Diluted weighted-average common shares outstanding	31,884 =======	31,203 =======	31,391 =======

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
	December 31,
(In thousands, except share data)	2000	1999
Assets:
Current assets:
Cash and cash equivalents	$ --	$ --
Accounts receivable, less allowance of $3,968 in 2000 and $4,415 in 1999	90,686	79,599
Inventories	184,472	174,735
Prepaid expenses and other current assets	1,638	10,127
Total current assets	276,796	264,461
Property, plant and equipment, at cost:
Land, buildings and improvements	164,432	133,039
Machinery and equipment	1,059,521	840,921
Construction in progress	7,911	227,540
	1,231,864	1,201,500
Less accumulated depreciation	439,605	385,855
Property, plant and equipment, net	792,259	815,645
Cost in excess of net assets acquired, net	239,518	248,697
Other assets, net	25,501	15,165
	$1,334,074 ========	$1,343,968 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 83,558	$ 78,919
Accrued liabilities	36,774	33,534
Current portion of long-term debt	5,152	30,294
Other	14,007	19,547
Total current liabilities	139,491	162,294
Long-term debt	371,672	375,680
Deferred income taxes and other liabilities	193,302	194,589
Total liabilities	704,465	732,563
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 34,257,073 shared issued in 2000 and 33,938,753 in 1999	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	245,900	239,473
Accumulated other comprehensive loss	(10,663)	(6,019)
Retained earnings	443,862	427,441
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	629,609	611,405
	$1,334,074 ========	$1,343,968 ========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
(In thousands)
Balance at December 31, 1997	33,638	$34	$234,179	$ 372	$449,373	$(49,524)	$634,434
Net earnings					11,681		11,681
Currency translation adjustments				4,761			4,761
Total comprehensive income							16,442
Cash dividends ($0.36 per share)					(11,253)		(11,253)
Exercise of stock options, net	65		1,279				1,279
Issuance of restricted stock, net	113		2,352				2,352
Balance at December 31, 1998	33,816	$34	$237,810	$ 5,133	$449,801	$(49,524)	$643,254
Net loss					(11,050)		(11,050)
Currency translation adjustments				(11,152)			(11,152)
Total comprehensive loss							(22,202)
Cash dividends ($0.36 per share)					(11,310)		(11,310)
Issuance of restricted stock, net	123		1,168				1,168
Amortization of deferred compensation, net			495				495
Balance at December 31, 1999	33,939	$34	$239,473	$(6,019)	$427,441	$(49,524)	$611,405
Net earnings					27,811		27,811
Currency translation adjustments				(3,184)			(3,184)
Minimum pension liability adjustment				(1,460)			(1,460)
Total comprehensive income							23,167
Cash dividends ($0.36 per share)					(11,390)		(11,390)
Exercise of stock options, net	82		1,525				1,525
Contribution of common stock to employee benefit plan	192		3,797				3,797
Issuance of restricted stock, net	44		683				683
Amortization of deferred compensation, net			422				422
Balance at December 31, 2000	34,257 =====	$34 ===	$245,900 =======	$(10,663) =====	$443,862 =======	$(49,524) ======	$629,609 =======

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(In thousands)	2000	1999	1998
Cash flows from operating activities:
Net earnings (loss)	$ 27,811	$(11,050)	$ 11,681
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	58,880	60,554	62,002
Amortization	9,849	9,559	8,750
Deferred income taxes and other	3,580	(1,859)	7,374
Contribution of common stock to employee benefit plan	3,797	--	--
Restructuring charges (benefit)	(793)	17,382	6,861
Cumulative effect of accounting change	--	1,769	--
Changes in assets and liabilities:
Accounts receivable	(12,108)	16,190	26,819
Inventories	(10,907)	4,411	(28,220)
Prepaid expenses and other current assets	(998)	1,005	(15,620)
Other assets	(10,267)	(8,496)	1,327
Accounts payable, accrued liabilities, and other current liabilities	2,202	4,381	(6,764)
Other liabilities	(3,547)	(1,431)	(6,164)
Other	4,260	4,119	2,648
Net cash provided by operating activities	71,759	96,534	70,694
Cash flows from investing activities:
Additions to property, plant and equipment	(39,418)	(89,471)	(223,376)
Proceeds from sale and leaseback	--	150,000	--
Proceeds from sale of assets	321	1,047	--
Net cash provided by (used in) investing activities	(39,097)	61,576	(223,376)
Cash flows from financing activities:
Proceeds from debt	50,000	42,117	200,414
Repayments of debt	(73,044)	(190,015)	(40,000)
Issuance of restricted stock, net	683	1,168	2,352
Dividends paid on common stock	(11,390)	(11,310)	(11,253)
Exercise of stock options, net	1,525	--	1,136
Net cash provided by (used in) financing activities	(32,226)	(158,040)	152,649
Effect of exchange rate changes on cash and cash equivalents	(436)	(70)	33
Change in cash and cash equivalents	0	0	0
Cash and cash equivalents at beginning of year	0	0	0
Cash and cash equivalents at end of year	$ 0 =======	$ 0 =======	$ 0 =======
Supplemental cash flow data:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$ 17,540	$ 13,599	$ 9,381
Income taxes	$ (8,327)	$(12,242)	$ 9,215
Non-cash investing activities financed through government grants	$ 0	$ 35	$ 4,752

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Wellman, Inc. and its subsidiaries (Wellman, Inc. or the Company) is an international manufacturing company operating primarily in the United States, Ireland and the Netherlands. The Company primarily manufactures high-quality polyester products, including Fortrel® brand polyester textile fibers, polyester fibers made from recycled raw materials, and PermaClear® PET (polyethylene terephthalate) packaging resins. The principal markets for polyester fibers are apparel, home furnishings, carpet and industrial manufacturers in the United States and Europe. The principal markets for PET resins are United States and Europe-based manufacturers of various types of plastic containers.

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

Revenue Recognition

Sales to customers are recorded when both title and risk of ownership of the goods transfer to the customer. Provisions for discounts and rebates to customers are recorded at the time of sale. Shipping and handling costs are included in cost of sales.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately $146,221 and $138,046 of inventory at December 31, 2000 and 1999, respectively, and the first-in, first-out (FIFO) method for the remainder.

Long-Lived Assets

Property, plant and equipment is carried at cost. Expenditures which materially increase productivity, change capacities, or extend lives are capitalized in property, plant and equipment. Routine maintenance, repairs and replacement costs are charged to expense in the period incurred. The Company does not accrue for major maintenance and repairs. Periodically, the Company conducts a complete shutdown and inspection of equipment (turnaround) at its facilities to perform necessary repairs and replacements. Costs associated with these turnarounds are capitalized and amortized over the period until the next turnaround.

The Company has placed new manufacturing equipment in service at its Pearl River facility, utilizing the units of production method of depreciation, which calculates depreciation based on the relationship of actual production levels during the period to the total estimated production capacity of the equipment. The units of production method of depreciation was adopted for the Company's Pearl River manufacturing equipment since it provides a better matching of revenue and expenses. Depreciation for all remaining assets is provided based on their estimated useful lives and is computed on the straight-line method. Estimated useful lives for buildings and improvements are 30 to 40 years and 3 to 20 years for machinery and equipment. The units of production method for 2000 increased net income by approximately $3,100 ($0.10 per diluted share).

The Company extended the estimated useful lives of certain assets to reflect time periods more consistent with actual historical experience and anticipated utilization of the assets. The effect of this change was to increase net income by approximately $1,700 ($.05 per diluted share), $2,600 ($.08 per diluted share), and $800 ($.03 per diluted share) in 2000, 1999, and 1998, respectively.

Cost in excess of net assets acquired is amortized on the straight-line method over periods ranging from 30 to 40 years. Accumulated amortization amounted to $94,810 and $86,458 at December 31, 2000 and 1999, respectively.

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

Derivative Financial Instruments

The Company uses interest rate swaps to synthetically manage the interest rate characteristics of certain debt. These instruments permit the Company to adjust its mix of floating-rate debt and fixed-rate debt regardless of the nature of the interest rate of the underlying instrument.

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

The Company uses forward foreign exchange contracts to minimize the effects of foreign currency fluctuations for certain purchase contracts which require payment in foreign currencies and to minimize the effect changes in foreign currencies have on certain components of working capital.

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

The Company also uses an equity-linked investment to hedge its exposure to compensation expense related to a Supplemental Employee Retirement Plan (SERP). This equity-linked investment, on which the value fluctuates based on the market price of the Company's stock, is marked to market, and gains or losses are recognized as an offset to compensation expense related to the SERP. The change in value of the equity-linked investment was not material in 2000 or 1999.

Foreign Currency Translation and Other Comprehensive Income (Loss)

The financial statements of foreign subsidiaries have been translated into U.S. dollar equivalents in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). The effect on the Consolidated Statements of Operations of transaction gains and losses is insignificant for all years presented.

Accumulated other comprehensive income (loss) is comprised of foreign currency translation and a minimum pension liability adjustment. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

Accumulated other comprehensive income (loss) consists of the following components:

	Foreign	Minimum	Comprehensive
	Currency Translation	Pension	Income
	Adjustments	Liability	(Loss)
Balance at December 31, 1997	$ 372	--	$ 372
Other comprehensive income	4,761	--	4,761
Balance at December 31, 1998	5,133	--	5,133
Other comprehensive loss	(11,152)	--	(11,152)
Balance at December 31, 1999	(6,019)	--	(6,019)
Other comprehensive loss	(3,184)	(1,460)	(4,644)
Balance at December 31, 2000	$ (9,203) ========	$ (1,460) =======	$ (10,663) ========

Advertising Costs

Advertising costs are charged to expense as incurred. Such costs were approximately $1,800, $2,100, and $2,700 for 2000, 1999, and 1998, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs were approximately $14,600, $15,500 and $16,200 for 2000, 1999, and 1998, respectively.

Grant Accounting

The Company has received various grants, including capital and operating grants, from the state of Mississippi and other local authorities in connection with the construction of its Pearl River facility. The capital grants without stipulated operating requirements have been recorded as a reduction of property, plant and equipment. The capital grants with stipulated operating requirements have been recorded as deferred revenue and are included in income as the requirements stipulated in the grant are satisfied. The operating grants are recorded as a reduction of operating expenses in the period the reduction occurs. See note 15.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors. Prior to 1998, the exercise price was equal to or greater than the fair value of the shares at the date of grant. Beginning with options granted in 1998, the exercise price is equal to the average of the highest and lowest sales prices of the Company's common stock over a period of 20 days prior to the date of the grant. Since the Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," it recognizes compensation expense over the vesting period for the difference between the exercise price and the fair value of the shares at the date of grant. The difference between the employee purchase price and the fair value of restricted stock awarded under the Deferred Compensation and Restricted Stock Plan is considered to be compensatory. The amount of non-cash compensation expense recognized in 2000 and 1999 under these plans was not material. See note 13.

Cash and Cash Equivalents

The Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.

Reclassification

Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by Statement No. 137, is effective for fiscal years beginning after June 15, 2000. The Company will adopt Statement No. 133 in January 2001.The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of the derivatives change in fair value will be immediately recognized in earnings.

The adoption of Statement No. 133 will not have a material impact on the Company's results of operations or financial position. See note 16.

2.	ACCOUNTING CHANGE

Effective January 1, 1999, the Company adopted the AICPA's Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to begin expensing all start-up and organization costs as incurred. Start-up and organization costs incurred prior to the adoption of this SOP have been reported as a cumulative effect of an accounting change. The effect of the change was to increase the net loss for 1999 by $1,769 ($2,948 less taxes of $1,179), or $0.06 per diluted share. The effect of the new pronouncement on 1999 operations, exclusive of the cumulative effect of the accounting change, was not material.

3.	ACCOUNTS RECEIVABLE SECURITIZATION

During 2000, the Company amended its one-year receivables purchase agreement whereby the Company may sell without recourse up to $75,000 in an undivided interest in certain of its domestic trade accounts receivable, on a revolving basis, through an unconsolidated receivables subsidiary. At December 31, 2000 and 1999, trade accounts receivable of approximately $75,000 and $65,000, respectively, were sold under this program. The sales of trade accounts receivable have been reflected as a reduction of accounts receivable in the Company's Consolidated Balance Sheet. Proceeds from receivable sales are less than the face amount of the trade accounts receivable, since such receivables are sold at a discounted amount. Discounts incurred during 2000 and 1999 were approximately $5,100 and $1,900, respectively, and were charged to selling, general, and administrative expenses.

4.	INVENTORIES

Inventories consist of the following:

	December 31,
	2000	1999
Raw materials	$ 70,058	$ 64,700
Finished and semi-finished goods	103,495	97,855
Supplies	10,919	12,180
	$184,472 =======	$174,735 =======

At December 31, 1999, certain inventories were valued at market, which was below cost by $4,105.

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2000	1999
Payroll and other compensation	$ 5,183	$ 5,770
Retirement plans	7,909	7,550
Property and other taxes	4,374	1,706
Interest	2,745	1,335
Other	16,563	17,173
	$36,774 ======	$33,534 ======

6.	SALE AND LEASEBACK

During 1999, the Company sold certain production equipment in connection with a sale and leaseback transaction. The lease has been classified as an operating lease. The lease has a term of five years, contains purchase and lease renewal options at projected future fair market values and has a residual value guarantee. The net book value of the equipment sold totaled approximately $118,000. The gain realized from this sale, totaling approximately $32,000, has been deferred and is being credited to income as reductions in rental expense ratably over the lease term. Rent expense, net of the amortized gain, totaled approximately $4,135 and $975 for 2000 and 1999, respectively. Future minimum lease payments are currently expected to approximate $9,925 per year through July 2004.

7.	RESTRUCTURING CHARGES
1999 Restructuring

During the second quarter of 1999, the Company implemented an overall cost reduction and productivity improvement plan to improve long-term profitability and stockholder returns. As a result, the Company recorded a pretax restructuring charge totaling $19,195 in the second quarter of 1999. The plan included a pretax charge of $11,483 for closing the Company's wool business, which consisted of an impairment charge of $8,033 to write-down those related assets to their expected fair value, an accrual for closure costs of $1,880, a $1,320 accrual for severance, and a $250 accrual for other exit costs. During 2000 and 1999, the Company was able to sell certain wool assets previously written down for $321 and $1,047, respectively. These proceeds were recorded as restructuring income in 2000 and as a reduction to the 1999 restructuring charge in the Company's results of operations. The accrual for exit costs related to closing the wool business was reduced by $464 in 2000 due to lower than expected costs. An adjustment of $170 was recorded in 1999 to increase an accrual for exit costs related to closing the wool business. The Company's wool business reported sales and an operating loss for 1999 of approximately $18,870 and $(110), respectively. In addition, the plan included a pretax charge of $2,901 to close the Company's New York facility, which included lease termination costs and an accrual for severance. An adjustment of $828 was recorded in the fourth quarter of 1999 to reduce the accrual for lower-than-expected lease termination costs. The plan included an additional accrual for severance costs for other positions throughout the Company, which was increased by $131 in 1999 for higher-than-expected severance costs and reduced by $8 in the fourth quarter of 2000. The closure of the wool business and other cost reductions throughout the Company resulted in the termination of 132 employees and 146 employees, respectively. These positions included both plant and administrative personnel.

The 1999 restructuring plan was completed during the fourth quarter of 2000. The following represents changes in the accruals since the plan was adopted:

	Termination Benefits	Closure and Lease Termination Costs
Initial accrual during the second quarter of 1999	$7,042	$3,276
Cash payments in 1999	(3,635)	(273)
Adjustments in 1999	131	(658)
Accrual balance at December 31, 1999	3,538	2,345
Cash payments in 2000	(3,530)	(1,881)
Adjustments in 2000	(8)	(464)
Accrual balance at December 31, 2000	$ 0 ======	$ 0 =====
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

The 1998 restructuring plan was completed during the second quarter of 2000. The following represents changes in the accruals since December 31, 1999:

	Termination Benefits	Accrual for Other Expenses
Accrual balance at December 31, 1999	$ 96	$ 0
Cash payments in 2000	(96)	0
Accrual balance at June 30, 2000	$ 0 =====	$ 0 =====

8.	PRODUCTION OUTAGES

In August 1999, the Company experienced production outages in its PET resin production process primarily resulting from an electrical failure. In addition, the Company's manufacturing facilities in the Carolinas experienced reduced levels of production in September 1999 due to a hurricane. Total costs associated with these production outages were approximately $10,900, of which $2,100 was recorded as an insurance receivable for property damages in the third quarter of 1999. The additional costs associated with these events increased the pretax loss for 1999 by approximately $8,800 ($6,145 after tax), or $0.19 per diluted share. In the fourth quarter of 2000, the Company settled the outstanding claims under its business interruption policy relating to these outages and recorded income of approximately $5,140 ($3,290 after tax), or $0.10 per diluted share. These costs and the related income from business interruption insurance were reflected in cost of sales.

9.	BORROWING ARRANGEMENTS

Long-term debt consists of the following:

	December 31,
	2000	1999
Revolving credit loan facility and bid loans	$165,303	$190,000
Uncommitted lines of credit	110,841	135,294
8.41% senior unsecured note, due February 2003	50,000	--
Economic development revenue bonds, at variable interest rates, due 2010-2022	49,680	49,680
8.41% senior unsecured note, repaid July 2000	--	30,000
Other	1,000	1,000
	376,824	405,974
Less current portion	5,152	30,294
	$371,672 =======	$375,680 =======

In February 2000, the Company borrowed $50,000 pursuant to an 8.41% senior unsecured note due February 2003. The proceeds were used to pay down other debt. In conjunction with this financing, the Company entered into interest rate swaps, which effectively convert the total amount of this fixed-rate debt to floating-rate debt. The Company estimates it would receive approximately $1,413 if these agreements were terminated at December 31, 2000.

In April 2000, the Company voluntarily reduced the commitment amount on its $450,000 unsecured revolving credit facility to $400,000. The Company's $400,000 unsecured revolving credit facility is comprised of a $125,000 364-day revolving credit facility and a $275,000 four-year revolving credit facility. In September 2000, the Company amended its unsecured revolving credit facility and renewed the 364-day revolving credit facility for an additional 364 days. The $125,000 364-day revolving credit facility, of which $115,000 is available under current bank commitments, remains unutilized. The $275,000 four-year revolving credit facility matures in September 2003. Neither facility has scheduled principal repayments. At December 31, 2000 the average interest rate on borrowings under the facility was approximately 7.4% and the amount available to the Company was $220,000.

Terms, rates and maturity dates for the uncommitted lines of credit are agreed upon by the Bank and the Company at each borrowing date. At December 31, 2000, the remaining maturities on the domestic outstanding borrowings ranged from 2 to 81 days with interest rates averaging 7.4%. At year-end, the Company had approximately $12,000 available under these lines. Based on its debt level as of December 31, 2000, the Company could have had an average of approximately $233,000 of additional debt outstanding during the year without amending the terms of its debt agreements.

The economic development revenue bonds (the Bonds) are tenderable by the holders. The Bonds are secured by letters of credit aggregating approximately $51,000 at December 31, 2000. The average effective interest rate on these borrowings at December 31, 2000 was approximately 5.98%.

The Bonds, the borrowings under the facilities, and borrowings from uncommitted lines of credit are classified as long-term in accordance with the Company's intention and ability to refinance such obligations on a long-term basis.

The Company's financing agreements contain normal financial and restrictive covenants. The most restrictive of these covenants permits a maximum leverage ratio of 55% and requires EBITDA to exceed 3.5 times interest expense. The Company is in compliance with these covenants.

Scheduled annual maturities of debt are: 2001 - $5,152; 2002 - $0; 2003 - $320,992; 2004 - $0; 2005 - $0, and varying amounts thereafter through 2023.

The carrying amounts of the Company's borrowings under its variable rate credit agreements approximate their fair value at December 31, 2000 and 1999. The fair value of the Company's fixed-rate credit agreements has been obtained from the lender and calculated according to the terms of the agreement. The fair value of the Company's fixed-rate debt, including the related swaps, approximated its carrying value at December 31, 2000 and 1999.

During 2000, 1999 and 1998, the Company capitalized interest of $8,333, $16,618 and $21,342, respectively, as part of the cost of capital projects under construction. Interest expense (net) includes interest income of $3,310, $1,488 and $2,452 for 2000, 1999 and 1998, respectively.

10.	INCOME TAXES

For financial reporting purposes, earnings (loss) before income taxes and cumulative effect of accounting change are as follows:

	Years Ended December 31,
	2000	1999	1998
United States	$11,510	$(22,678)	$ 5,645
Foreign	25,401	9,582	12,750
	$ 36,911 =======	$(13,096) =======	$18,395 ======

Significant components of the provision (benefit) for income taxes before cumulative effect of accounting change are as follows:

	Years Ended December 31,
	2000	1999	1998
Current:
Federal	$(2,593)	$(6,316)	$(1,762)
State	123	(1,920)	(367)
Foreign	568	397	1,469
	(1,902)	(7,839)	(660)
Deferred:
Federal	9,247	1,717	6,924
State	518	1,422	442
Foreign	1,237	885	8
	11,002	4,024	7,374
	$9,100 ======	$(3,815) ======	$6,714 =====

The difference between the provision for income taxes before cumulative effect of accounting change and income taxes computed at the statutory income tax rate is explained as follows:

	Years Ended December 31,
	2000	1999	1998
Computed at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.1	2.4	0.6
Differences in income tax rates between the United States and foreign countries	(19.2)	20.9	(14.7)
Amortization of cost in excess of net assets acquired	7.7	(29.5)	15.6
Foreign losses for which no tax benefit has been provided	--	--	1.6
Credits	(.7)	1.9	(2.8)
Other, net	.8	(1.6)	1.2
Effective tax rate	24.7% ===	29.1% ===	36.5% ===

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

	December 31,
	2000	1999
Depreciation	$194,466	$157,339
Foreign	6,936	4,984
Other	11,344	12,804
Total deferred tax liabilities	212,746	175,127
Domestic carryforward	86,795	49,014
Foreign carryforward	7,141	7,054
Other	14,009	16,555
Total deferred tax assets	107,945	72,623
Valuation allowance	24,183	15,478
Net deferred tax assets	83,762	57,145
Net deferred tax liabilities	$128,984 =======	$117,982 =======

At December 31, 2000, the Company had a federal net operating loss (NOL) of approximately $191,007 available for carryforward which expires in 2019 and $2,215 of federal tax credit carryforwards which begin to expire in 2018. Additionally, the Company had approximately $320,909 of state NOLs available for carryforward which begin to expire in 2001. The Company also had foreign NOLs of approximately $20,403 that may be carried forward indefinitely. The valuation allowance, which increased by $8,705 during 2000, resulted primarily from state and foreign NOLs.

Deferred taxes have not been provided for approximately $143,777 of undistributed earnings of foreign subsidiaries. The Company intends to reinvest such undistributed earnings for an indefinite period except for distributions upon which incremental taxes would not be material. If all such earnings were distributed, the Company would be subject to both U.S. income taxes (subject to a potential adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

11.	ENVIRONMENTAL MATTERS

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. As discussed in note 1, the Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $8,400 and $25,500 on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $13,000 and $15,000 at December 31, 2000 and 1999, respectively, which are reflected as other noncurrent liabilities in the Company's Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $7,500 to $21,000. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements. The final resolution of these contingencies could result in expenses different than current accruals, and therefore have an impact on the Company's consolidated financial results in a future reporting period. However, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations, financial position, or liquidity.

12.	RETIREMENT PLANS

The Company has defined benefit plans and defined contribution pension plans that cover substantially all employees. The Company also has an employee stock ownership plan (ESOP) covering substantially all domestic employees. The defined contribution plan and the ESOP provide for Company contributions based on the earnings of eligible employees. Expense related to the defined contribution plan amounted to $8,331, $5,901 and $8,382 for the years ended December 31, 2000, 1999 and 1998, respectively. Expense related to the ESOP amounted to $2,551, $2,299 and $2,279 for the years ended December 31, 2000, 1999 and 1998, respectively. All ESOP shares are considered outstanding for the Company's earnings per share computations. Dividends paid on ESOP shares are included in the overall dividends.

Benefits under the Wellman International Limited (WIL) and PET Resins-Europe defined benefit plans are based on employees' compensation and length of service, while benefits under defined benefit plans covering domestic employees are based on employees' compensation and length of service or at stated amounts based on length of service. The Company's policy is to fund amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Assets of the plans are invested in equity securities, debt securities, money market instruments, and insured products.

On June 30, 1999, the Company amended one of its domestic defined benefit plans whereby the participants would stop accruing benefits. Participants that are not yet vested continue to accrue vesting service after June 30, 1999. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the projected benefit obligation decreased, and a curtailment gain of $2,293 was recognized. This curtailment gain decreased the Company's operating loss for the year ended December 31, 1999.

The following table summarizes information on the Company's domestic and foreign defined benefit plans:

	Domestic Plans		Foreign Plans
	2000	1999	2000	1999
Change in benefit obligation:
Benefit obligation at beginning of year	$41,701	$39,290	$36,336	$36,243
Contributions	--	--	185	218
Service cost	287	142	1,317	1,704
Interest cost	3,291	2,698	2,126	1,662
Actuarial (gain) loss	2,886	2,870	(384)	3,082
Benefits paid	(1,903)	(1,787)	(551)	(1,123)
Exchange gain (loss)	--	--	(2,287)	(5,398)
Curtailment gain	--	(1,512)	--	--
Other	--	--	(30)	(52)
Benefit obligation at end of year	46,262	41,701	36,712	36,336
Change in plan assets:
Fair value of plan assets at beginning of year	45,616	43,878	57,614	52,904
Actual return on plan assets	407	3,525	2,761	13,820
Contributions	--	--	1,175	218
Benefits paid	(1,903)	(1,787)	(551)	(1,123)
Exchange gain (loss)	--	--	(3,636)	(8,153)
Other	--	--	(30)	(52)
Fair value of plan assets at end of year	44,120	45,616	57,333	57,614
Funded status	(2,142)	3,915	20,621	21,278
Unrecognized net actuarial (gain) loss	1,144	(5,466)	(9,655)	(15,726)
Unrecognized prior service cost	--	--	--	--
Unrecognized transition obligation	108	144	135	160
Prepaid (accrued) pension cost	$ (890) =====	$(1,407) =====	$11,101 =====	$ 5,712 =====
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$419	$345	$ 10,768	$ 5,945
Accrued benefit liability	(3,627)	(1,752)	(377)	(1,051)
Intangible asset	--	--	710	818
Accumulated other comprehensive loss	2,318	--	--	--
Net amount recognized	$ (890) =====	$(1,407) =====	$11,101 =====	$ 5,712 =====
Weighted-average assumptions as of December 31:
Discount rate	7.50%	8.00%	5.93%	6.36%
Expected return on plan assets	9.00%	9.00%	7.41%	7.41%
Rate of compensation increase	--	--	3.00%	3.86%
Components of net periodic cost (benefit):
Service cost	$ 287	$ 142	$ 1,317	$ 1,704
Interest cost	3,291	2,698	2,125	1,663
Expected return on plan assets	(4,026)	(3,965)	(3,887)	(1,932)
Net amortization and deferral	(69)	(348)	(4,239)	(2,567)
Curtailment gain	--	(2,293)	--	--
Net periodic pension cost (benefit)	$ (517) =====	$(3,766) =====	$(4,684) =====	$(1,132) =====

The projected benefit obligation applicable to pension plans with accumulated benefit obligations in excess of plan assets was $45,776 and $5,257 at December 31, 2000 and 1999, respectively. The accumulated benefit obligation related to these plans was $44,552 and $4,120, while the fair value of plan assets was $40,548 and $3,069 at December 31, 2000 and 1999, respectively.

13.	STOCKHOLDER'S EQUITY

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, any difference between the exercise price of the Company's employee stock options and the market price of the underlying stock on the date of grant is recognized as compensation expense over the vesting period of the options. The alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models for determining compensation expense.

Pro forma information regarding net earnings (loss) and earnings (loss) per common share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 4.98%, 6.39% and 4.83%; a dividend yield of 1.23%, 1.15% and 1.05%; volatility factors of the expected market price of the Company's common stock of .463, .468 and .453; and a weighted-average expected life of the option of 7 years. The weighted-average fair value of options granted in 2000, 1999 and 1998 was $9.06, $4.99 and $9.57, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	2000	1999	1998
Pro forma net earnings (loss)	$25,639	$(12,555)	$10,397
Pro forma basic earnings (loss) per common share	$0.82	($0.40)	$0.33
Pro forma diluted earnings (loss) per common share	$0.80	($0.40)	$0.33

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until year 2000.

A summary of the Company's stock option activity and related information for the three years ended December 31, 2000 follows:

	Shares	Weighted Average Price Per Share
Outstanding December 31, 1997	2,450,328	$21.22
Granted	447,000	18.81
Exercised	(64,840)	17.52
Cancelled	(111,685)	18.51
Outstanding December 31, 1998	2,720,803	$21.02
Granted	559,500	9.64
Exercised	--	--
Cancelled	(268,300)	19.46
Outstanding December 31, 1999	3,012,003	$19.07
Granted	563,950	17.53
Exercised	(82,470)	17.18
Cancelled	(246,450)	28.23
Outstanding December 31, 2000	3,247,033 =======	$18.15 ======

At December 31, 2000, 1999 and 1998, options for 1,952,205, 1,910,500 and 1,742,675 shares, respectively, were exercisable. At December 31, 2000, 582,125 shares were available for future option grants. The following summarizes information related to stock options outstanding at December 31, 2000:

Range of exercise prices	$9.64 to $19.88	$20.63 to $29.25
Number outstanding at December 31, 2000	2,486,483	760,550
Weighted-average remaining contractual life	7.4 years	4.9 years
Weighted-average exercise price of options outstanding	$16.20	$24.53
Number exercisable at December 31, 2000	1,191,655	760,550
Weighted-average exercise price of options exercisable	$17.19	$24.53

In February 1998, the Company adopted and in May 1998 the stockholders approved a deferred compensation and restricted stock plan (Restricted Stock Plan). Pursuant to the Restricted Stock Plan, certain officers, directors and managers of the Company are required to defer a certain portion of their compensation and may elect to defer additional compensation which is exchanged for restricted stock. Shares granted are subject to certain restrictions on transferability. The exercise price for restricted stock awards granted in 1998 was 85% of the average of the highest and lowest sales prices of the common stock on the date the Plan was approved by the stockholders and on each of the 15 business days before and after that date. The Plan was amended, effective as of December 1, 1998, whereby the exercise price for restricted stock awards granted after 1998 was 85% of the average of the highest and lowest sales prices of the common stock as reported on the New York Stock Exchange on the last day of the prior calendar quarter and on each of the 15 days before and after that date. A total of 1,000,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. During 2000 and 1999, participants purchased 44,202 and 118,541 shares of common stock, respectively, at an average price of approximately $14.95 and $9.44 per share. Also, upon termination of the Directors Retirement and Deferred Compensation Plans during 1998, directors elected to rollover amounts under these plans to the Restricted Stock Plan resulting in the issuance of 59,441 shares of common stock. The amount of non-cash compensation expense associated with purchases during 2000 and 1999 was not material.

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

14.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years indicated:

	2000	1999	1998
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$27,811	$ (9,281)	$11,681
Cumulative effect of accounting change	--	(1,769)	--
Net earnings (loss)	$27,811 ======	$(11,050) ======	$11,681 ======
Denominator:
Denominator for basic earnings (loss) per common share - weighted-average shares	31,367	31,203	31,178
Effect of dilutive securities:
Employee stock options and restricted stock	517	--	213
Denominator for diluted earnings (loss) per common share - adjusted weighted-average shares	31,884 ======	31,203 =====	31,391 ======

15.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including environmental liabilities (see note 11), letters of credit (see note 9), commitments relating to certain state incentives, raw material purchase commitments, and various operating lease commitments.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During 2000 and 1999, the Company recognized grant income of $7,250 and $6,000, respectively. The Company had deferred grant income of $13,750 and $21,000 at December 31, 2000 and 1999, respectively which it expects to recognize as these conditions are satisfied. The deferred income is included in other current liabilities and other liabilities in the Company's Consolidated Balance Sheets.

The Company has entered into commitments to purchase raw materials in the ordinary course of its trade or business. The minimum payments under these commitments approximate $19,000 per year. The commitments extend for varying periods up to 8 years, and the prices are not in excess of current market prices.

During 1999, the Company sold certain production equipment in connection with a sale and leaseback transaction. This lease has been classified as an operating lease, has a lease term of five years, contains purchase and lease renewal options at projected future fair market values, and a residual value guarantee. See note 6.

Approximate minimum rental commitments under noncancelable leases (including the sale and leaseback transaction) during each of the next five years and thereafter are as follows: 2001 - $18,089; 2002 - $17,166; 2003 - $15,501; 2004 - $9,537; 2005 - $3,518; and thereafter - $3,332.

Rent expense for cancelable and noncancelable operating leases was $12,770, $8,193 and $8,282 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters will not have a material adverse effect, if any, on the Company's consolidated financial position or results of operations.

16.	FINANCIAL INSTRUMENTS

At the beginning of the year, the Company had two major categories of derivative financial instruments:

    Swaptions - Financial instruments that convert floating rate debt to fixed rate debt that can be terminated at a specific date at the financial institution's option.
    A Balance Sheet Hedge - A hedge of the Company's net investment in its European PET resins business.

In addition, the Company's European businesses utilize foreign currency debt and forward currency contracts to hedge certain of their accounts receivable and accounts payable denominated in other foreign currencies. The notional amount of such contracts was $14,000 and $4,600 at December 31, 2000 and 1999, respectively.

During the year, the Company sold its swaptions and realized a net loss on the transaction that is netted against debt. Amortization of this amount will increase interest expense over the life of the swaptions. The Company terminated the hedge of its net investment in its European PET Resins business. Any gains recognized in connection with that hedge reduced the amount of currency translation adjustments recorded in Other Comprehensive Income.

The Company entered into interest rate swaps to convert $50,000 of its fixed rate debt to floating-rate debt. These swaps exactly match the terms of the underlying debt instruments and mature in February 2003.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency and interest rate contracts described above and in note 9 and temporary cash investments and trade accounts receivable. The counterparties to the contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties. The Company places its temporary cash investments with high credit quality institutions. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Three of the Company's customers comprise approximately 23% of its total accounts receivable (including those receivables in the Company's asset securitization program).

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

The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999:

	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$ 0	$ 0	$ 0	$ 0
Accounts receivable	90,686	90,686	79,599	79,599
Accounts payable	83,558	83,558	78,919	78,919
Borrowing arrangements	376,824	378,237	405,974	406,289
Derivatives - receive (pay):
Interest rate instruments	(120)	1,413	(34)	1,027
Forward foreign currency contracts	184	535	557	596
Equity-linked investment	4,597	4,597	3,393	3,393

17.	OPERATING SEGMENT AND GEOGRAPHIC AREAS

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

The FRPG produces Fortrel® textile fibers, which currently represent approximately 60% of the Company's fiber production. These fibers are used in apparel, home furnishings, and non-wovens and are produced from two chemical raw materials, purified terephthalic acid (PTA) and monoethylene glycol (MEG). The other 40% of the Company's fiber production, primarily fiberfill and carpet fibers, is manufactured from recycled raw materials, including postconsumer PET containers, resin and film materials and post-industrial fiber. The Company's PET resins, produced by the PPG principally from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

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

2000	Fibers and Recycled Products Group	Packaging Products Group	Total
Revenues	$620,062	$496,644	$ 1,116,706
Segment profit (loss)	(8,679)	62,756	54,077
Assets	855,563	443,462	1,299,025
Restructuring benefit	(503)	(290)	(793)
Amortization and depreciation	48,147	20,582	68,729
Capital expenditures	32,471	6,947	39,418
1999 (restated)
Revenues	$598,400	$337,001	$ 935,401
Segment profit	2,602	14,965	17,567
Assets	631,686	459,452	1,091,138
Restructuring charge	16,786	596	17,382
Amortization and depreciation	50,065	20,048	70,113
Capital expenditures	48,289	41,182	89,471
1998 (restated)
Revenues	$720,905	$247,103	$ 968,008
Segment profit	46,355	8,607	54,962
Assets	739,029	287,438	1,026,467
Restructuring charge	6,029	832	6,861
Amortization and depreciation	52,769	17,983	70,752
Capital expenditures	111,852	111,524	223,376

Following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	2000	1999	1998
Segment Profit
Total for Reportable Segments	$ 54,077	$ 17,567	$ 54,962
Unallocated Corporate Income	--	--	1,910
Interest Expense, Net	(17,959)	(13,281)	(8,302)
Loss on Cancellation of Fixed-rate Financial Instrument	--	--	(23,314)
Restructuring (Charges) Benefit	793	(17,382)	(6,861)
Earnings (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	$ 36,911 ========	$ (13,096) ========	$ 18,395 ========
Assets
Total for Reportable Segments	$1,299,025	$1,091,138	$1,026,467
Corporate Assets (1)	35,049	252,830	464,698
Total Assets	$1,334,074 ========	$1,343,968 ========	$1,491,165 ========
(1)	Corporate assets include prepaid expenses, construction in progress and other assets not allocated to the segments.

Net sales and operating income (loss) for the years ended December 31, 2000, 1999 and 1998 and long-lived assets at the end of each year, classified by the major geographic areas in which the company operates, are as follows:

	2000	1999	1998
Net sales
U.S.	$ 957,723	$799,083	$809,054
Europe	158,983	136,318	158,954
	$1,116,706 =======	$935,401 =======	$968,008 =======
Operating income (loss)
U.S.	$ 27,036	$ (9,673)	$ 37,837
Europe	27,834	9,858	12,174
	$ 54,870 =======	$ 185 =======	$ 50,011 =======
Long-lived assets
U.S.	$749,673	$767,373	$860,622
Europe	42,586	48,272	54,236
	$792,259 =======	$815,645 =======	$914,858 =======

Revenues are attributed to countries based on the location where the products were produced.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the years ended December 31, 2000 and 1999 is summarized as follows:

Quarter ended	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000 (1)	Total 2000 (1)
Net sales	$274,271	$285,554	$279,039	$277,842	$1,116,706
Gross profit	25,270	32,278	34,322	32,078	123,948
Net earnings	4,201	6,983	8,147	8,480	27,811
Basic net earnings per common share	$ 0.13	$ 0.22	$ 0.26	$ 0.27	$ 0.89
Diluted net earnings per common share	$ 0.13	$ 0.22	$ 0.26	$ 0.27	$ 0.87

Quarter ended	March 31, 1999	June 30, 1999 (2)	Sept. 30, 1999 (3)	Dec. 31, 1999 (4)	Total 1999(2)(3)(4)
Net sales	$218,891	$232,635	$223,206	$260,669	$935,401
Gross profit	24,817	25,899	15,793	23,443	89,952
Net earnings (loss) before cumulative effect of accounting change	1,786	(10,516)	(4,070)	3,519	(9,281)
Net earnings (loss)	17	(10,516)	(4,070)	3,519	(11,050)
Basic and diluted net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.06	$ (0.34)	$ (0.13)	$ 0.11	$ (0.29)
Net earnings (loss)	$ 0.00	$ (0.34)	$ (0.13)	$ 0.11	$ (0.35)
(1)

Quarterly net income reflects pretax restructuring income of $793 ($554 after tax), or $.02 per diluted share, income from business interruption insurance of $5,140 ($3,290 after tax), or $0.10 per diluted share, and a charge relating to the activities necessary to idle the Company's Pearl River facility of $1,982 ($1,268 after tax), or $0.04 per diluted share.

(2)	Quarterly net loss reflects a pretax restructuring charge of $18,972 ($12,882 after tax), or $0.41 per diluted share.
(3)	Quarterly net loss reflects expenses relating to production outages and reduced levels of production of $8,779 ($6,145 after tax), or $0.20 per diluted share
(4)	Quarterly net earnings reflect a reduction of the pretax restructuring charge of $1,590 ($1,100 after tax), or $0.03 per diluted share.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Wellman, Inc.

We have audited the accompanying consolidated balance sheets of Wellman, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements and schedules of a wholly owned subsidiary of the Company, which statements reflect total assets constituting 7% and 6% as of December 31, 2000 and 1999 respectively, and net sales of 9%, 10% and 11% for each of the three years in the period ended December 31, 2000 of the related consolidated totals. Those financial statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly owned subsidiary, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 2 to the Consolidated Financial Statements, in 1999, the Company changed its method of accounting for start-up costs.

ERNST & YOUNG LLP

Charlotte, North Carolina

February 13, 2001

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2000, 1999 and 1998
(In thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions	Balance at End of Year
Allowance for doubtful accounts Receivable:
Year ended December 31, 2000	$4,415 =====	$ 148 =====	$(25) ===	$ 570(a) =====	$3,968 =====

Year ended December 31, 1999	$4,184 =====	$1,292 =====	$33 ===	$1,094(a) =====	$4,415 =====

Year ended December 31, 1998	$5,229 =====	-- =====	$(80) ===	$965(a) ====	$4,184 =====

(a) Accounts written off and reduction of allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III
Item 10.	Directors and Executive Officers of the Registrant

"Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance and Other Information" in the our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 are incorporated by reference.

Item 11.	Executive Compensation

"Compensation of Directors and Officers" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 is incorporated by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

"Introduction" and "Election of Directors" in the our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 are incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

"Compensation of Directors and Officers" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 is incorporated by reference.

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

	Exhibit Number	Description

	3(a)(1)	Restated Certificate of Incorporation, dated June 1, 1987 (Exhibit 3(a)(1) of the Company's Form 10-Q for the quarter ended June 30, 2000 incorporated by reference herein)

	3(a)(2)	Certificate of Amendment to Restated Certificate of Incorporation, dated May 18, 1989 (Exhibit 3(a)(2) of the Company's Form 10-Q for the quarter ended June 30, 2000 incorporated by reference herein)

	3(a)(3)	Certificate of Amendment to Restated Certificate of Incorporation, dated May 30, 1990 (Exhibit 3(a)(3) of the Company's Form 10-Q for the quarter ended June 30, 2000 incorporated by reference herein)

3(a)(4)

Certificate of Amendment to Restated Certificate of Incorporation, dated February 16, 1994 (Exhibit 3(a)(4) of the Company's Form 10-Q for the quarter ended June 30, 2000 incorporated by reference herein)

	3(b)	Restated By-Laws, as of May 18, 1999 (Exhibit 3(b) of the Company's Form 10-Q for the quarter ended June 30, 1999 incorporated by reference herein)

4(a)(1)

Loan Agreement dated as of September 28, 1999 by and between the Company and Fleet National Bank, N.A., as administrative agent, and certain other financial institutions (Exhibit 4(a)(1) of the Company's Form 10-Q for the quarter ended September 30, 1999 incorporated by reference herein)

4(a)(2)

Amendment to Loan Agreement, dated April 28, 2000, by and between the Company and Fleet National Bank, N.A., as administrative agent, and certain other financial institutions (Exhibit 4(b) of the Company's Form 10-Q for the quarter ended June 30, 2000 incorporated by reference herein)

4(a)(3)

Second Amendment to Loan Agreement dated September 15, 2000, by and between the Company and Fleet National Bank, as administrative agent, and certain other financial institutions (Exhibit 4(c) of the Company's Form 10-Q for the quarter ended September 30, 2000 incorporated by reference herein)

4(a)(4)

Third Amendment to Loan Agreement dated September 27, 2000, by and between the Company and Fleet National Bank, as administrative agent, and certain other financial institutions (Exhibit 4(d) of the Company's Form 10-Q for the quarter ended September 30, 2000 incorporated by reference herein)

4(a)(5)

Guaranty Agreement executed as of September 29, 1999 by Fiber Industries, Inc. in favor of Fleet National Bank on behalf of Wellman, Inc. (Exhibit 4(a)(2) of the Company's Form 10-Q for the quarter ended September 30, 1999 incorporated by reference herein)

4(a)(6)

Guaranty Agreement executed as of September 29, 1999 by Prince, Inc. (formerly known as Wellman Delaware Holding, Inc.) in favor of Fleet National Bank on behalf of Wellman, Inc. (Exhibit 4(a)(3) of the Company's Form 10-Q for the quarter ended September 30, 1999 incorporated by reference herein)

4(a)(7)

Guaranty Agreement executed as of September 29, 1999 by Wellman of Mississippi, Inc. in favor of Fleet National Bank on behalf of Wellman, Inc. (Exhibit 4(a)(4) of the Company's Form 10-Q for the quarter ended September 30, 1999 incorporated by reference herein)

4(b)

Registration Rights Agreement dated as of August 12, 1985 by and among the Company, Thomas M. Duff and others (Exhibit 4.7 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

4(c)(1)

Rights Agreement dated as of August 6, 1991 between the Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 4(c)(1) of the Company's Form 10-Q for the quarter ended June 30, 2000 incorporated by reference herein)

4(c)(2)

Amendment to Rights Agreement dated February 26, 1996 between the Company and Continental Stock Transfer and Trust Company (Exhibit 4 (c)(2) of the Company's Form 10-Q for the quarter ended June 30, 2000 incorporated by reference herein)

4(c)(3)

Amendment to Rights Agreement dated August 16, 1999 between the Company and First Union National Bank (Exhibit 4(c)(3) of the Company's Form 10-Q for the quarter ended June 30, 2000 incorporated by reference herein)

Executive Compensation Plans and Arrangements

10(a)

Employment Agreement dated as of January 1, 1990, as amended by the Third Agreement to said Employment Agreement dated as of January 1, 1997, between the Company and Thomas M. Duff (Exhibit 10(a) of the Company's Form 10-Q for the quarter ended March 31, 2000 incorporated by reference herein)

10(b)

Employment Agreement dated as of December 1, 1994 between the Company and Clifford J. Christenson (Exhibit 10(b) of the Company's Form 10-Q for the quarter ended March 31, 2000 incorporated by reference herein)

10(c)

Employment Agreement dated as of December 1, 1994 between the Company and Keith R. Phillips (Exhibit 10(c) of the Company's Form 10-Q for the quarter ended March 31, 2000 incorporated by reference herein)

10(d)	Employment Agreement dated as of May 21, 1996 between the Company and John R. Hobson (Exhibit 10(a) of the Company's Form 10-Q for the quarter ended June 30, 1996 incorporated by reference herein)

10(e)

Employment Agreement dated as of April 10, 2000 between the Company and Michael Dewsbury (Exhibit 10(d) of the Company's Form 10-Q for the quarter ended March 31, 2000 incorporated by reference herein)

10(f)	Employment Agreement dated as of February 15, 2001 between the Company and Mark J. Rosenblum

10(g)	Directors Stock Option Plan dated as of December 2, 1991, as amended (Exhibit 10(g) of the Company's Form 10-K for the year ended December 31, 1998 incorporated by reference herein)

10(h)	Wellman, Inc. Second Amended and Restated Management Incentive Compensation Plan for the Executive Group

10(i)	Summary of Executive Life Insurance Plan (Exhibit 10.22 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

10(j)	Executive Retirement Restoration Plan (Exhibit 10(a) of the Company's Form 10-Q for the quarter ended June 30, 1998 incorporated by reference herein)

10(k)	Wellman, Inc. 1997 Stock Option Plan (Exhibit 10(b) of the Company's Form 10-Q for the quarter ended June 30, 1997 incorporated by reference herein)

10(l)

Wellman, Inc. Deferred Compensation and Restricted Stock Plan, as amended, effective as of December 1, 1998 (Exhibit 10(o) of the Company's Form 10-Q for the quarter ended June 30, 1999 incorporated by reference herein)

Other Material Agreements

10(m)

Trademark Assignment and License, dated January 28, 1988, by and among FI, HCC and Celanese (Exhibit 10.14 of FI's Registration Statement on Form S-1, File No. 33-20626, incorporated by reference herein)

10(n)

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

Supplement to Inducement Agreement dated June 30, 1999, by and among the Mississippi Department of Economic and Community Development acting for and on behalf of the State of Mississippi, the Mississippi Major Economic Impact Authority, the Mississippi Business Finance Corporation and certain other parties (Exhibit 10(n)(1) of the Company's Form 10-K for the year ended December 31, 1999 incorporated by reference herein)

21	Subsidiaries

23(a)	Consent of Ernst & Young LLP

23(b)	Consent of KPMG

28(a)	Report of KPMG

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

WELLMAN, INC. /s/ Thomas M. Duff________________________ Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2001.

Signatures	Title
/s/ Thomas M. Duff____________________________ Thomas M. Duff	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Keith R. Phillips____________________________ Keith R. Phillips	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Mark J. Rosenblum__________________________ Mark J. Rosenblum	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
/s/ James B. Baker_____________________________ James B. Baker	Director
/s/ Clifford J. Christenson_______________________ Clifford J. Christenson	President, Chief Operating Officer and Director
/s/ Richard F. Heitmiller_________________________ Richard F. Heitmiller	Director
/s/ Gerard J. Kerins_____________________________ Gerard J. Kerins	Director
/s/ James E. Rogers_____________________________ James E. Rogers	Director
/s/ Marvin O. Schlanger_________________________ Marvin O. Schlanger	Director
/s/ Roger A. Vandenberg________________________ Roger A. Vandenberg	Director