Form 10-Q
period 2001-03-31
WELLMAN INC
filed 2001-05-11
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended March 31, 2001

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

Registrant 's telephone number, including area code: (732) 212-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

As of May 7, 2001, there were 31,781,879 shares of the registrant 's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.

INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Condensed Consolidated Statements of Income - For the three months ended March 31, 2001 and 2000	3
Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000	4
Condensed Consolidated Statements of Stockholders ' Equity - For the three months ended March 31, 2001 and the year ended December 31, 2000	5
Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2001 and 2000	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13
PART II - OTHER INFORMATION
ITEM 6 - Exhibits and Reports on Form 8-K	18
SIGNATURES	19

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months ended March 31,
	2001	2000

Net sales	$288,729	$274,271

Cost of sales	258,949	249,001

Gross profit	29,780	25,270

Selling, general and administrative expenses	18,501	16,900

Operating income	11,279	8,370

Interest expense, net	5,611	2,452

Earnings before income taxes	5,668	5,918

Income taxes	1,587	1,717

Net earnings	$ 4,081 ======	$ 4,201 ======
Basic and diluted net earnings per common share	$ 0.13 ======	$ 0.13 ======
Dividends per common share	$ 0.09 ======	$ 0.09 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	March 31,	December 31,
	2001	2000
Assets:
Current assets:
Cash and cash equivalents	$ --	$ --
Accounts receivable, less allowance of $3,931 in 2001 and $3,968 in 2000	87,703	90,686
Inventories	169,824	184,472
Prepaid expenses and other current assets	2,457	1,638
Total current assets	259,984	276,796
Property, plant and equipment, at cost:
Land, buildings and improvements	163,649	164,432
Machinery and equipment	1,062,083	1,059,521
Construction in progress	6,897	7,911
	1,232,629	1,231,864
Less accumulated depreciation	450,695	439,605
Property, plant and equipment, net	781,934	792,259
Cost in excess of net assets acquired, net	236,724	239,518
Other assets, net	27,065	25,501
	$1,305,707 ========	$1,334,074 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 76,614	$ 83,558
Accrued liabilities	29,075	36,774
Current portion of long-term debt	--	5,152
Other	13,789	14,007
Total current liabilities	119,478	139,491
Long-term debt	372,714	371,672
Deferred income taxes and other liabilities	189,218	193,302
Total liabilities	681,410	704,465
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 34,279,884 shares issued in 2001 and 34,257,073 in 2000	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	246,313	245,900
Accumulated other comprehensive loss	(17,611)	(10,663)
Retained earnings	445,085	443,862
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	624,297	629,609
	$1,305,707 ========	$1,334,074 ========

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Loss	Earnings	Stock	Total
(In thousands)
Balance at December 31, 1999	33,939	$34	$239,473	$ (6,019)	$427,441	$(49,524)	$611,405
Net earnings					27,811		27,811
Currency translation adjustments				(3,184)			(3,184)
Minimum pension liability adjustment				(1,460)			(1,460)
Total comprehensive income							23,167
Cash dividends ($0.36 per share)					(11,390)		(11,390)
Exercise of stock options, net	82		1,525				1,525
Contribution of common stock to employee
benefit plan	192		3,797				3,797
Issuance of restricted stock, net	44		683				683
Amortization of deferred compensation, net			422				422
Balance at December 31, 2000	34,257	34	245,900	(10,663)	443,862	(49,524)	629,609
Net earnings					4,081		4,081
Currency translation adjustments				(6,973)			(6,973)
Fair value of derivatives				25			25
Total comprehensive loss							(2,867)
Cash dividends ($0.09 per share)					(2,858)		(2,858)
Exercise of stock options, net	4		58				58
Issuance of restricted stock, net	19		198				198
Amortization of deferred compensation, net			157				157
Balance at March 31, 2001	34,280 =====	$34 ===	$246,313 =======	$ (17,611) =====	$445,085 =======	$(49,524) ======	$624,297 =======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(In thousands)
	2001	2000
Cash flows from operating activities:
Net income	$ 4,081	$ 4,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,434	14,558
Amortization	2,481	2,473
Deferred income taxes and other	(1,056)	(1,520)
Changes in assets and liabilities	(4,987)	(9,944)

Net cash provided by operating activities	14,953	9,768

Cash flows from investing activities:
Additions to property, plant and equipment	(6,925)	(19,397)

Net cash used in investing activities	(6,925)	(19,397)

Cash flows from financing activities:
Borrowings (repayments) under long-term debt, net	(5,463)	11,094
Dividends paid on common stock	(2,858)	(2,831)
Issuance of restricted stock	198	391
Exercise of stock options	58	1,216

Net cash provided by (used in) financing activities	(8,065)	9,870

Effect of exchange rate changes on cash and cash equivalents	37	(241)

Increase (decrease) in cash and cash equivalents	0	0
Cash and cash equivalents at beginning of period	0	0
Cash and cash equivalents at end of period	$ 0 =====	$ 0 =====

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three months ended
March 31, 2001 and 2000 is unaudited)
(In thousands, except per share data)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc. 's (which, together with its subsidiaries, is herein referred to as the "Company ") annual report on Form 10-K for the year ended December 31, 2000.

2.	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings per common share for the periods indicated:

	Three Months Ended March 31,
	2001	2000
Numerator for basic and diluted net earnings per common share:
Net earnings	$ 4,081 ======	$ 4,201 ======
Denominator:
Denominator for basic net earnings per common share - weighted-average shares	31,513	31,221
Effect of dilutive securities:
Employee stock options and restricted stock	544	580
Denominator for diluted net earnings per common share-adjusted weighted average shares	32,057 ======	31,801 ======
Basic and diluted net earnings per common share	$ 0.13 ======	$ 0.13 ======

3.	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2001	2000
Raw materials	$ 62,954	$ 70,058
Finished and semi-finished goods	95,746	103,495
Supplies	11,124	10,919
	$169,824 =======	$184,472 =======
4.	ACCOUNTING CHANGES

Effective January 1, 2001, the Company adopted Financial Accounting Standard (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires the Company to recognize all of its derivative instruments as either assets or liabilities in its balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

As described below, the Company utilized only two types of derivatives in the first quarter of 2001: fair value hedges and cash flow hedges. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

The Company utilizes interest rate swaps to synthetically manage the interest rate characteristics of certain debt. At January 1, 2001, the Company had interest rate swaps relating to $50,000 of its fixed-rate debt which exactly match the terms of the underlying debt instruments. These swaps, effectively converting the fixed-rate debt to floating-rate debt, qualify as fair value hedges. The Condensed Consolidated Balance Sheet at March 31, 2001 reflected $2,166 for the fair market value of the swaps in other assets, offset by a corresponding change in the fair value of the underlying debt.

The Company operates in international markets and utilizes derivatives to minimize the effect of changes in exchange rates. The Company's European businesses use forward foreign exchange contracts with maturities of less than twelve months to reduce the exchange risk associated with sales and accounts receivable denominated in other foreign currencies. Contracts that are identified as hedging underlying receivables are fair value hedges, whereas contracts that are identified as hedging future sales are cash flow hedges. The notional amount of the fair value contracts was approximately $14,000 and $9,100 at January 1, 2001 and March 31, 2001, respectively, and the fair value of these contracts was $633 and $245, respectively. The change in the fair value hedges were offset by changes in the fair value of the underlying receivables. There were no cash flow hedges at January 1, 2001. At March 31, 2001, the notional amount of the cash flow hedges was $2,800, and the fair value of these contracts was $25. These forward contracts resulted in $25 of unrealized gain in accumulated other comprehensive loss at March 31, 2001, which will be realized when the underlying transaction gain or loss is recognized in earnings.

There was no cumulative effect of adoption of Statement No. 133 at January 1, 2001, and the impact on earnings in the first quarter of 2001 was not material.

During the second quarter of 2000, the Company extended the estimated useful lives of certain assets to reflect time periods more consistent with actual historical experience and anticipated utilization of assets. Depreciation expense for the three months ended March 31, 2001 for these assets was approximately $900 ($0.02 per diluted share) lower compared to the three months ended March 31, 2000.

5.	RESTRUCTURING CHARGES
1999 Restructuring

During the second quarter of 1999, the Company implemented an overall cost reduction and productivity improvement plan to improve long-term profitability and stockholder returns. As a result, the Company recorded a pretax restructuring charge totaling $19,195 in the second quarter of 1999. The plan included a pretax charge of $11,483 for closing the Company's wool business, which consisted of an impairment charge of $8,033 to write-down those related assets to their expected fair value, an accrual for closure costs of $1,880, a $1,320 accrual for severance, and a $250 accrual for other exit costs. During 2000 and 1999, the Company was able to sell certain wool assets previously written down for $321 and $1,047, respectively. These proceeds were recorded as restructuring income in 2000 and as a reduction to the 1999 restructuring charge. The accrual for exit costs related to closing the wool business was reduced by $464 in 2000 due to lower-than-expected costs. An adjustment of $170 was recorded in 1999 to increase an accrual for exit costs related to closing the wool business. In addition, the plan included a pretax charge of $2,901 to close the Company's New York facility, which included lease termination costs and an accrual for severance. An adjustment of $828 was recorded in the fourth quarter of 1999 to reduce the accrual for lower-than-expected lease termination costs. The plan included an additional accrual for severance costs for other positions throughout the Company, which was increased by $131 in 1999 for higher-than-expected severance costs and reduced by $8 in the fourth quarter of 2000. The closure of the wool business and other cost reductions throughout the Company resulted in the termination of 132 employees and 146 employees, respectively. These positions included both plant and administrative personnel.

The 1999 restructuring plan was completed during the fourth quarter of 2000. The following represents changes in the accruals since the plan was adopted:

	Termination Benefits	Closure and Lease Termination Costs
Initial accrual during the second quarter of 1999	$7,042	$3,276
Cash payments in 1999	(3,635)	(273)
Adjustments in 1999	131	(658)
Accrual balance at December 31, 1999	3,538	2,345
Cash payments in first quarter 2000	(1,255)	(258)
Accrual balance at March 31, 2000	2,283	2,087
Cash Payments in April through December 2000	(2,275)	(1,623)
Adjustments in fourth quarter 2000	(8)	(464)
Accrual balance at December 31, 2000	$ 0 =====	$ 0 =====

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

The 1998 restructuring plan was completed during the second quarter of 2000. The following represents changes in the accruals since December 31, 1999:

	Termination Benefits	Accrual for Other Expenses
Accrual balance at December 31, 1999 and March 31, 2000	$96	$0
Cash payments in second quarter 2000	(96)	(0)
Accrual balance at June 30, 2000	$0 ===	$0 ==

6.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including environmental liabilities, letters of credit, commitments relating to certain state incentives, raw material purchase commitments, and various operating commitments, including operating lease commitments.

The Company 's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company 's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $7,600 and $25,200. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $12,200 and $13,000 at March 31, 2001 and December 31, 2000, respectively, which are reflected as other noncurrent liabilities in the Company 's Condensed Consolidated Balance Sheets. These accruals represent management 's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $7,300 to $20,100. These non-capital and capital expenditures are expected to be incurred during the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During the three months ending March 31, 2001 and 2000, the Company recognized grant income of approximately $1,750 and $2,000, respectively. The Company had deferred grant income of $12,000 and $19,000 at March 31, 2001 and 2000, respectively, which it expects to recognize as these conditions are satisfied. The deferred income is included in other current liabilities and other liabilities in the Company's Condensed Consolidated Balance Sheets.

7.	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE LOSS

The financial statements of foreign subsidiaries have been translated into U.S. dollar equivalents in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from period to period have been reported in other comprehensive income (loss). The effect on the Condensed Consolidated Statements of Operations of transaction gains and losses is insignificant for all periods presented.

Accumulated other comprehensive loss is comprised of foreign currency translation, a minimum pension liability, and a gain from the fair value of derivatives. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

Accumulated other comprehensive loss consists of the following components:

	Foreign
	Currency	Minimum	Fair Value
	Translation	Pension	of	Comprehensive
	Adjustments	Liability	Derivatives	(Loss)
Balance at December 31, 1999	$ (6,019)	0		$ (6,019)
Other comprehensive loss	(3,184)	$ (1,460)	--	(4,644)
Balance at December 31, 2000	(9,203)	(1,460)	0	(10,663)
Other comprehensive income (loss)	(6,973)	--	25	(6,948)
Balance at March 31, 2001	$ (16,176) =======	$ (1,460) ======	$ 25 ======	$ (17,611) =======

8.	SEGMENT INFORMATION

The Company's operations are classified into two reportable operating segments: the Fibers and Recycled Products Group (FRPG) and the Packaging Products Group (PPG).

The FRPG manufactures:

  chemical-based polyester staple fibers and polyester partially-oriented yarn (POY) for sale to the textile industry and for industrial products, and recycled-based polyester staple fiber for use in pillows, comforters, furniture, carpets, rugs, and industrial products.

The PPG manufactures solid-stated and amorphous PET resins. Solid-stated PET resin is primarily used in the manufacture of soft drink bottles and other food and beverage packaging. Amorphous resin, which is predominantly produced from purified terephthalic acid and monoethylene glycol, is used internally for solid-stating (a process which upgrades and purifies the resin) and, to a lesser extent, is sold to external customers.

Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization expenses. The accounting policies are the same as those described in the Company 's most recently filed Form 10-K.

Three months ended March 31, 2001	Fibers and Recycled Products Group	Packaging Products Group	Total
Revenues	$153,102	$ 135,627	$ 288,729
Segment profit (loss)	(5,425)	16,704	11,279
Assets	838,228	431,060	1,269,288
Three months ended March 31, 2000
Revenues	$157,830	$ 116,441	$ 274,271
Segment profit	4,885	3,485	8,370
Assets	628,324	431,202	1,059,526

Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
Segment Profit	2001	2000
Total for reportable segments	$ 11,279	$ 8,370
Interest expense, net	(5,611)	(2,452)
Earnings before income taxes	$ 5,668 ========	$ 5,918 ========
Assets
Total for reportable segments	$1,269,288	$1,059,526
Corporate assets(1)	36,419	273,254
	$1,305,707 ========	$1,332,780 ========
(1)		Corporate assets include prepaid expenses, construction in progress and other assets not allocated to the segments.

WELLMAN, INC.
MANAGEMENT 'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

We are principally engaged in the manufacture and marketing of high-quality polyester products, including Fortrel® brand polyester textile fibers, polyester fibers made from recycled raw materials and PermaClear® brand PET (polyethylene terephthalate) packaging resins. Our current annual manufacturing capacity is approximately 1.1 billion pounds of fiber and 1.1 billion pounds of resins at six major production facilities in the United States and Europe. We are also the world 's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations.

Our operations are classified into two reportable operating segments: the Fibers and Recycled Products Group (FRPG) and the Packaging Products Group (PPG).

The FRPG produces Fortrel® textile fibers, which currently represent approximately 60% of our fiber production. These fibers, used in apparel, home furnishings, and non-wovens, are produced from two chemical raw materials: purified terephthalic acid (PTA) and monoethylene glycol (MEG). The other 40% of our fiber production, primarily fiberfill and carpet fibers, is manufactured from recycled raw materials, including post-consumer PET containers, resin and film materials and post-industrial fiber. Our PET resins, produced by the PPG from PTA and MEG, are primarily used in the manufacture of clear plastic soft drink bottles and other food and beverage packaging.

Each of our markets is highly competitive. We compete in these markets primarily on the basis of product quality, price, customer service, and brand identity. We believe we are the largest polyester staple producer in the United States and the third-largest PET packaging resins producer in North America. Several of our competitors are substantially larger than we are and have substantially greater economic resources.

Demand for polyester fiber historically has been cyclical. It is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports. Since late 1997, imports of products throughout the textile chain have impacted the United States fibers markets. This, along with declining domestic demand, has adversely affected profitablility. Global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET.

Our profitability is primarily determined by our raw material margins (the difference between product selling prices and raw material costs). Both fiber and PET resin raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A $.01 change in raw material margin on approximately 2.2 billion pounds of fiber and resin volume results in an annual change of approximately $22.0 million in pretax income.

Selling prices and raw material costs each may be affected by actions of our competitors, global economic and market conditions, export and import activity, and the prices of competing materials.

Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations.

RESTRUCTURING CHARGES

During the second quarter of 1999, we implemented an overall cost reduction and productivity improvement plan to improve long term profitability and stockholder returns. We recorded a pretax restructuring charge totaling $17.4 million ($11.9 million after tax) or $0.38 per diluted share. Pursuant to the plan, we closed our New York office and our wool business in Johnsonville, SC during 1999 and began implementing other cost reduction and productivity improvement initiatives throughout our businesses. The restructuring, which was funded from operating cash flows, was completed in 2000. See note 5 to the Condensed Consolidated Financial Statements for details of the accruals and changes in the accruals since the plan was adopted. The 1999 cost reduction portion of the plan has been achieved and productivity improvements are expected to benefit future periods.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net sales for the three months ended March 31, 2001 increased 5.3% to $288.7 million from $274.3 million for the prior year period. This increase was primarily due to higher PPG sales. Net sales for the PPG increased 16.5% to $135.6 million in the 2001 period from $116.4 million in the 2000 period, reflecting significantly improved selling prices and increased volume in our PET resins business. Net sales for the FRPG decreased 3.0% to $153.1 million in the 2001 period from $157.8 million in the 2000 period, due primarily to lower volumes more than offsetting slightly higher selling prices from the prior period.

Cost of sales increased 4.0% to $258.9 million for the three months ended March 31, 2001 from $249.0 million for the three months ended March 31, 2000. For the PPG, cost of sales as a percentage of sales decreased significantly in the 2001 period compared to the 2000 period, resulting from significantly higher PET resin selling prices and lower production costs. This was offset in part by higher chemical raw material costs and energy costs. For the FRPG, cost of sales as a percentage of sales increased in the 2001 period compared to the 2000 period, resulting from higher plant costs due to lower production volumes and significantly higher waste-based raw material costs and energy costs.

Improved earnings from our PET resins businesses were offset by decreased profitability in our domestic fibers businesses. As a result, gross profit increased to $29.8 million for the three months ended March 31, 2001 compared to $25.3 million for the three months ended March 31, 2000. The gross profit margin was 10.3% in the 2001 period compared to 9.2% in the 2000 period.

Selling, general and administrative expenses were $18.5 million, or 6.4% of sales, in the 2001 period compared to $16.9 million, or 6.2% of sales, in the 2000 period.

As a result of the foregoing, we reported operating income of $11.3 million for the three months ended March 31, 2001 compared to $8.4 million for the three months ended March 31, 2000.

Net interest expense was $5.6 million in the 2001 period compared to $2.5 million in the 2000 period. The increase was due to significantly less interest being capitalized with the completion of our Pearl River facility in 2000.

Our effective tax rate for the three months ended March 31, 2001 was 28.0% compared to 29.0% for the three months ended March 31, 2000. Our effective tax rates reflect tax benefits derived from operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35.0%.

As a result of the foregoing, we reported net income of $4.1 million, or $0.13 per diluted share, for the three months ended March 31, 2001, compared to $4.2 million, or $0.13 per diluted share, for the three months ended March 31, 2000.

OUTLOOK

The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

We expect our net income in the second quarter 2001 to be significantly higher than the $0.13 per diluted share in the first quarter 2001. Increased earnings in our PET resins businesses are expected to more than offset lower earnings in our fiber businesses.

Our domestic and European resins businesses are expected to benefit from higher selling prices and improved margins. PET resins capacity utilization continues to improve worldwide. In the next few years demand for PET resins is expected to continue to grow in the NAFTA region at a faster rate than capacity. As a result, we expect to benefit from higher North American capacity utilization.

Our domestic fibers business continues to be impacted by high imports throughout the textile chain and declining domestic consumption. In Europe, portions of the textile market are experiencing a slow-down. In addition, our worldwide raw material costs are increasing. As a result, we expect reduced profitability in our fiber businesses due to lower volumes and reduced margins.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $15.0 million for the three months ended March 31, 2001 compared to $9.8 million provided by operations for the three months ended March 31, 2000. This increase is primarily due to lower inventories partially offset by reductions in accounts payable and accrued liabilities.

Net cash used in investing activities amounted to $6.9 million in the first three months of 2001 compared to $19.4 million in the first three months of 2000. The 2001 amount represents capital expenditures at our facilities. The 2000 expenditures related primarily to the construction of our Pearl River facility in Mississippi, which was completed in 2000. We expect capital expenditures for 2001 to be between $30.0 to $40.0 million.

Net cash used in financing activities amounted to $8.1 million in the 2001 period compared to net cash provided by financing activities of $9.9 million in the 2000 period. Net repayments of long-term debt amounted to $5.5 million in the 2001 period compared to net borrowings of $11.1 million in the 2000 period. This resulted from lower capital expenditures and improved cash flow from operations in 2001.

The financial resources available to us at March 31, 2001 include approximately $264.0 million under our revolving credit facilities ($125.0 million expiring September 30, 2001 and $139.0 million expiring September 30, 2003) and unused short-term uncommitted lines of credit, the public and private debt and equity markets, and internally generated funds. Based on our debt level as of March 31, 2001, we could have had an average of approximately $256.6 million of additional debt outstanding during the period without amending the terms of our debt agreements. Our current financing sources are primarily dependent on the bank and commercial paper markets since these are the lowest cost funds available. The availability and cost of these funds can change in a short period of time for a variety of reasons. As a result, we cannot be sure that low cost financing will be available. However, we believe our financial resources will be sufficient to meet our foreseeable needs for working capital, capital expenditures and dividends. For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2000.

For information about our derivative financial instruments, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk " of our Form 10-K for the year ended December 31, 2000.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, we adopted Financial Accounting Standard (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires us to recognize all of our derivative instruments as either assets or liabilities in our balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. We utilized only two types of derivatives in the first quarter of 2001: fair value hedges and cash flow hedges.

At January 1, 2001, we had interest rate swaps to effectively convert $50.0 million of fixed-rate debt to floating-rate debt. The swaps qualify as fair value hedges and exactly match the terms of the underlying debt instruments. Our Condensed Consolidated Balance Sheet at March 31, 2001 reflected $2.2 million for the fair market value of the swaps in other assets, offset by a corresponding change in the fair value of the underlying debt.

We primarily utilize forward exchange contracts with maturities of less than twelve months to reduce the exchange risk associated with sales and accounts receivable denominated in other foreign currencies. Contracts that are identified as hedging underlying receivables are fair value hedges, whereas contracts that are identified as hedging future sales are cash flow hedges. The notional amount of the fair value contracts was approximately $14.0 million and $9.1 million at January 1, 2001 and March 31, 2001, respectively, and the fair value of these contracts was $0.6 million and $0.2 million, respectively. The change in the fair value hedges were offset by changes in the fair value of the underlying receivables. There were no cash flow hedges at January 1, 2001. At March 31, 2001, the notional amount of the cash flow hedges was $2.8 million, and the fair value of these contracts was $.025 million. These forward contracts resulted in $.025 million of unrealized gain in accumulated other comprehensive loss at March 31, 2001, which will be realized when the underlying transaction gain or loss is recognized in earnings.

There was no cumulative effect of adoption of Statement No. 133 at January 1, 2001, and the impact on earnings in the first quarter of 2001 was not material.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes, " "anticipates, " "expects " and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements contain a number of risks and uncertainties, including, but not limited to: demand and competition for polyester fiber and PET resins; the financial condition of our customers; availability and cost of raw materials; availability and cost of petrochemical feedstock necessary for the production process; changes in financial markets; interest rates, credit ratings, and foreign currency exchange rates; U.S. European, Far Eastern and global economic conditions; prices and volumes of imports; work stoppages; levels of production capacity and profitable operations of assets; changes in laws and regulations; prices of competing products; natural disasters; and our ability to complete expansions and other capital projects on time and budget and to maintain the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2000.

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

Dated May 11, 2001	WELLMAN, INC. By /s/ Keith R. Phillips________________________ Chief Financial Officer and Vice President (Principal Financial Officer)
Dated May 11, 2001	By /s/ Mark J. Rosenblum_______________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)