Form 10-Q
period 2001-06-30
WELLMAN INC
filed 2001-08-14
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

As of August 7, 2001, there were 31,827,289 shares of the registrant's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.

INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Condensed Consolidated Statements of Income - For the three and six months ended June 30, 2001 and 2000	3
Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000	4
Condensed Consolidated Statements of Stockholders ' Equity - For the six months ended June 30, 2001 and the year ended December 31, 2000	5
Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 2001 and 2000	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13
PART II - OTHER INFORMATION
ITEM 4 - Submission of Matters to a Vote of Security Holders	19
ITEM 6 - Exhibits and Reports on Form 8-K	20
SIGNATURES	21

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net sales	$283,849	$285,554	$572,578	$559,825

Cost of sales	259,262	253,276	518,211	502,277

Gross profit	24,587	32,278	54,367	57,548

Selling, general and administrative expenses	18,815	16,624	37,316	33,524

Operating income	5,772	15,654	17,051	24,024

Interest expense, net	4,710	6,037	10,321	8,489

Income before income taxes	1,062	9,617	6,730	15,535

Income tax expense (benefit)	(443)	2,634	1,144	4,351

Net income	$ 1,505 =======	$ 6,983 =======	$ 5,586 ======	$ 11,184 ======
Basic net income per common share	$ 0.05 =======	$ 0.22 =======	$ 0.18 ======	$ 0.36 ======
Diluted net income per common share	$ 0.05 =======	$ 0.22 =======	$ 0.17 ======	$ 0.35 ======
Dividends per common share	$ 0.09 ======	$ 0.09 ======	$ 0.18 =======	$ 0.18 =======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	June 30,	December 31,
	2001	2000
Assets:
Current assets:
Cash and cash equivalents	$ --	$ --
Accounts receivable, less allowance of $3,985 in 2001 and $3,968 in 2000	73,873	90,686
Inventories	160,242	184,472
Prepaid expenses and other current assets	1,191	1,638
Total current assets	235,306	276,796
Property, plant and equipment, at cost:
Land, buildings and improvements	164,460	164,432
Machinery and equipment	1,061,567	1,059,521
Construction in progress	8,927	7,911
	1,234,954	1,231,864
Less accumulated depreciation	463,441	439,605
Property, plant and equipment, net	771,513	792,259
Cost in excess of net assets acquired, net	234,355	239,518
Other assets, net	27,488	25,501
	$1,268,662 ========	$1,334,074 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 70,572	$ 83,558
Accrued liabilities	30,040	36,774
Current portion of long-term debt	--	5,152
Other	13,789	14,007
Total current liabilities	114,401	139,491
Long-term debt	346,769	371,672
Deferred income taxes and other liabilities	187,664	193,302
Total liabilities	648,834	704,465
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 34,325,481 shares issued in 2001 and 34,257,073 in 2000	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	247,285	245,900
Accumulated other comprehensive loss	(21,693)	(10,663)
Retained earnings	443,726	443,862
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	619,828	629,609
	$1,268,662 ========	$1,334,074 ========

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Loss	Earnings	Stock	Total
(In thousands)
Balance at December 31, 1999	33,939	$34	$239,473	$(6,019)	$427,441	$(49,524)	$611,405
Net income					27,811		27,811
Currency translation adjustments				(3,184)			(3,184)
Minimum pension liability adjustment				(1,460)			(1,460)
Total comprehensive income							23,167
Cash dividends ($0.36 per share)					(11,390)		(11,390)
Exercise of stock options, net	82		1,525				1,525
Contribution of common stock to employee benefit plan	192		3,797				3,797
Issuance of restricted stock, net	44		683				683
Amortization of deferred compensation, net			422				422
Balance at December 31, 2000	34,257	34	245,900	(10,663)	443,862	(49,524)	629,609
Net income					5,586		5,586
Currency translation adjustments				(10,277)			(10,277)
Minimum pension liability adjustment				(557)			(557)
Fair value of derivatives				(196)			(196)
Total comprehensive loss							(5,444)
Cash dividends ($0.18 per share)					(5,722)		(5,722)
Exercise of stock options, net	44		780				780
Issuance of restricted stock, net	24		298				298
Amortization of deferred compensation, net			307				307
Balance at June 30, 2001	34,325 =====	$ 34 =====	$247,285 =======	$(21,693) =====	$443,726 =======	$(49,524) ======	$619,828 =======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(In thousands)
	2001	2000
Cash flows from operating activities:
Net income	$ 5,586	$11,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,929	29,050
Amortization	4,919	4,954
Deferred income taxes and other	(4,848)	(2,486)
Changes in assets and liabilities	13,448	(16,861)

Net cash provided by operating activities	48,034	25,841

Cash flows from investing activities:
Additions to property, plant and equipment	(12,232)	(23,240)

Net cash used in investing activities	(12,232)	(23,240)

Cash flows from financing activities:
Borrowings (repayments) under long-term debt, net	(31,077)	937
Dividends paid on common stock	(5,722)	(5,672)
Issuance of restricted stock	298	488
Exercise of stock options	780	1,523

Net cash used in financing activities	(35,721)	(2,724)

Effect of exchange rate changes on cash and cash equivalents	(81)	123

Increase (decrease) in cash and cash equivalents	0	0
Cash and cash equivalents at beginning of period	0	0
Cash and cash equivalents at end of period	$ 0 ======	$ 0 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three and six months ended
June 30, 2001 and 2000 is unaudited)
(In thousands, except per share data)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc.'s (which, together with its subsidiaries, is herein referred to as the "Company") annual report on Form 10-K for the year ended December 31, 2000.

2.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Numerator for basic and diluted net income per common share:
Net income	$1,505 =====	$6,983 =====	$5,586 =====	$11,184 ======
Denominator:
Denominator for basic net income per common share - weighted-average shares	31,540	31,286	31,527	31,254
Effect of dilutive securities:
Employee stock options and restricted stock	568	655	556	617
Denominator for diluted net income per common share- adjusted weighted average shares	32,108 =====	31,941 =====	32,083 =====	31,871 ======

3.	INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2001	2000
Raw materials	$ 66,108	$ 70,058
Finished and semi-finished goods	83,022	103,495
Supplies	11,112	10,919
	$160,242 =======	$184,472 =======

4.		IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Financial Accounting Standard (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires the Company to recognize all of its derivative instruments as either assets or liabilities on its balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

As described below, the Company utilized only two types of derivatives in the first half of 2001: fair value hedges and cash flow hedges. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into income in the same period or periods during which the hedged transaction affects income. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current income during the period of change.

The Company utilizes interest rate swaps to synthetically manage the interest rate characteristics of certain debt. At January 1, 2001, the Company had interest rate swaps relating to $50,000 of its fixed-rate debt which exactly match the terms of the underlying debt instruments. These swaps, effectively converting the fixed-rate debt to floating-rate debt, qualify as fair value hedges. The Condensed Consolidated Balance Sheet at June 30, 2001 reflected $2,006 for the fair market value of the swaps in other assets, offset by a corresponding change in the fair value of the underlying debt.

The Company operates in international markets and utilizes derivatives to minimize the effect of changes in exchange rates. The Company's European businesses use forward foreign exchange contracts with maturities of less than twelve months to reduce the exchange risk associated with sales and accounts receivable denominated in other foreign currencies. Contracts that are identified as hedging underlying receivables are fair value hedges, whereas contracts that are identified as hedging future sales are cash flow hedges. The notional amount of the Company's fair value contracts was approximately $14,000 and $3,520 at January 1, 2001 and June 30, 2001, respectively, and the fair value of these contracts was $633 and $(7), respectively. The change in the fair value hedges were offset by changes in the fair value of the underlying receivables. There were no cash flow hedges at January 1, 2001. At June 30, 2001, the notional amount of the cash flow hedges was approximately $8,940, and the fair value of these contracts was $(221). These forward contracts resulted in $196 of unrealized loss in accumulated other comprehensive loss at June 30, 2001, which will be realized when the underlying transaction gain or loss is recognized in income.

There was no cumulative effect of adoption of Statement No. 133 at January 1, 2001, and the impact on net income in the first six months of 2001 was not material.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in the Company's annual net income of approximately $8,400, or $0.26 per diluted share. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the income and financial position of the Company.

5.	RESTRUCTURING CHARGE
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

The 1999 restructuring plan was completed during the fourth quarter of 2000. The following represents changes in the accruals since the plan was adopted:

	Termination Benefits	Closure and Lease Termination Costs
Initial accrual during the second quarter of 1999	$7,042	$3,276
Cash payments in 1999	(3,635)	(273)
Adjustments in 1999	131	(658)
Accrual balance at December 31, 1999	3,538	2,345
Cash payments in the first half of 2000	(2,147)	(328)
Accrual balance at June 30, 2000	1,391	2,017
Cash payments in July through December 2000	(1,383)	(1,553)
Adjustments in fourth quarter 2000	(8)	(464)
Accrual balance at December 31, 2000	$ 0 =====	$ 0 =====

6.	PRODUCTION OUTAGE

In May 2001, the Company experienced a power outage at its Palmetto Plant in Darlington, SC, which resulted in a temporary shutdown of the entire plant facility. The power outage resulted in lost production volumes of approximately 80 million pounds, split equally between the Company's two reportable operating segments. As a result of the production outage, the Company incurred property damage of approximately $4,800. The Company recorded an insurance receivable of approximately $2,800 and the remaining $2,000 of the property damage was charged to expense in the second quarter of 2001.

7.	INCOME TAXES

The Company recorded a tax benefit of $443 on pretax income of $1,062 in the second quarter of 2001 compared with tax expense of $2,634 on pretax income of $9,617 in the second quarter of 2000. The benefit results from a reduction in the estimated 2001 annual tax rate from 28% in the first quarter to 17% in the second quarter. The primary reason for the reduction in the annual tax rate is that the Company's estimate of net income for 2001 decreased significantly, which in turn increased the effect of foreign earnings and nondeductible goodwill amortization on the tax rate since these items became a larger percentage of pretax income. The net effect of these two items was to reduce the annual tax rate.

8.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including environmental liabilities, letters of credit, commitments relating to certain state incentives, raw material purchase commitments, and various operating commitments, including operating lease commitments.

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $7,000 and $24,500. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $11,500 at June 30, 2001 and $13,000 at December 31, 2000, which are reflected as other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6,700 to $19,200. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During the six months ending June 30, 2001 and 2000, the Company recognized grant income of approximately $3,250 and $3,750, respectively. The Company had deferred grant income of $10,500 and $17,250 at June 30, 2001 and 2000, respectively, which it expects to be recognized as these conditions are satisfied. The deferred income is included in other current liabilities and other liabilities in the Company's Condensed Consolidated Balance Sheets.

9.	FOREIGN CURRENCY TRANSLATION AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The financial statements of foreign subsidiaries have been translated into U.S. dollar equivalents in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from period to period have been reported in other comprehensive income (loss). The effect on the Condensed Consolidated Statements of Income of transaction gains and losses is insignificant for all periods presented.

Accumulated other comprehensive loss is comprised of foreign currency translation, a minimum pension liability, and a loss from the fair value of derivatives. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $(2,577) and $6,877 for the three months ended June 30, 2001 and 2000, respectively, and $(5,444) and $7,632 for the six months ended June 30, 2001 and 2000, respectively.

10.	SEGMENT INFORMATION

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

Three months ended June 30, 2001	Fibers and Recycled Products Group	Packaging Products Group	Total
Revenues	$142,442	$141,407	$ 283,849
Segment profit (loss)	(14,209)	19,981	5,772
Assets	809,720	421,337	1,231,057
Three months ended June 30, 2000
Revenues	$161,230	$124,324	$ 285,554
Segment profit (loss)	(746)	16,400	15,654
Assets	839,666	431,241	1,270,907
Six months ended June 30, 2001
Revenues	$295,544	$277,034	$ 572,578
Segment profit (loss)	(19,635)	36,686	17,051
Six months ended June 30, 2000
Revenues	$319,060	$240,765	$ 559,825
Segment profit	4,139	19,885	24,024

Following are the reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended June 30,	Six Months Ended June 30,
Segment Profit	2001	2000	2001	2000
Total for reportable segments	$ 5,772	$ 15,654	$ 17,051	$24,024
Interest expense, net	(4,710)	(6,037)	(10,321)	(8,489)
Income before income taxes	$ 1,062 =======	$ 9,617 =======	$ 6,730 =======	$15,535 ======
Assets
Total for reportable segments	1,231,057	1,270,907
Corporate assets(1)	37,605	62,804
	$1,268,662 ========	$1,333,711 ========
(1)		Corporate assets include prepaid expenses, construction in progress and other assets not allocated to the segments.

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

Demand for our polyester fiber is subject to changes in fiber or textile product imports, consumer preferences and spending, and retail sales patterns. Since late 1997, imports of products throughout the textile chain have impacted the United States fibers markets. This, along with declining domestic demand, has adversely affected our profitability. Global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET.

The PPG has three customers that purchased approximately 45% of the PPG's total sales for the first half of 2001. An unexpected loss of any of these customers may result in an temporary reduction in sales and profitability of the PPG. The FRPG does not have any single customer that has a material effect on the segment.

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

RECENT DEVELOPMENTS - PRODUCTION OUTAGE

In May 2001, we experienced a power outage at our Palmetto Plant in Darlington, SC that resulted in a temporary shutdown of the entire plant facility. The power outage resulted in lost production volumes of approximately 80 million pounds, split equally between the PPG and the FRPG. The pretax impact of the production outage in the second quarter of 2001 was approximately $10.1 million, or $0.20 per diluted share, consisting of unabsorbed costs (net of capitalized interest), property damage (net of expected insurance proceeds), and lost profits due to lower sales. In calculating lost profits, we assumed the lost production was sold at the average selling price of comparable products in the second quarter. However, results may have been different if the product mix, volume, and pricing differed from our assumptions. We have business interruption insurance that we expect will mitigate a portion of unabsorbed costs and lost profits. Any proceeds from the business interruption claim would result in income in the period in which the claim is settled. We expect to incur additional unabsorbed costs and lost profits in the third quarter of 2001 as we continue to rebuild our inventories.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net sales for the three months ended June 30, 2001 decreased 0.5% to $283.8 million from $285.5 million for the prior year period. Net sales for the PPG increased 13.7% to $141.4 million in the 2001 period from $124.3 million in the 2000 period, reflecting significantly higher volumes, despite the production outage at the Palmetto Plant, and improved selling prices from the prior period. The higher volumes are a result of improved capacity utilization. Net sales for the FRPG decreased 11.6% to $142.4 million in the 2001 period from $161.2 million in the 2000 period, due primarily to lower volumes as a result of the production outage and weak demand.

Cost of sales increased 2.4% to $259.3 million for the three months ended June 30, 2001 from $253.3 million for the three months ended June 30, 2000. Cost of sales as a percentage of sales was 91.3% in the 2001 period, compared to 88.7% in the 2000 period. This increase was primarily due to unabsorbed costs as a result of the production outage and higher domestic recycled raw material costs. For the PPG, cost of sales as a percentage of sales decreased slightly in the 2001 period compared to the 2000 period. This decrease resulted primarily from significantly higher PET resin selling prices and higher unit volumes, offset in part by unabsorbed costs incurred as a result of the production outage. For the FRPG, cost of sales as a percentage of sales increased in the 2001 period compared to the 2000 period due to unabsorbed costs incurred as a result of the production outage and higher domestic recycled raw material costs.

As a result, gross profit decreased 23.8% to $24.5 million for the three months ended June 30, 2001 compared to $32.2 million for the three months ended June 30, 2000. The gross profit margin was 8.7% in the 2001 period compared to 11.3% in the 2000 period.

Selling, general and administrative expenses were $18.8 million, or 6.6% of sales, in the 2001 period compared to $16.6 million, or 5.8% of sales, in the 2000 period. Higher product development costs in both the PPG and the FRPG contributed to the increase.

As a result, we reported operating income of $5.7 million for the three months ended June 30, 2001 compared to $15.6 million for the three months ended June 30, 2000.

Net interest expense was $4.7 million in the 2001 period compared to $6.0 million in the 2000 period. The decrease is due to a lower level of debt outstanding during the 2001 period and lower interest rates.

We recorded a tax benefit of $0.5 million on pretax income of $1.1 million in the second quarter of 2001 compared with tax expense of $2.6 million on pretax income of $9.6 million in the second quarter of 2000. The benefit resulted from a reduction in the estimate of the annual rate from 28% in the first quarter to 17% in the second quarter. During the second quarter, we significantly decreased our estimate of net income for 2001 as a result of a decrease in our forecasted earnings for all businesses for the second half of the year and the impact of the production outage. The decrease in net income increased the effect of foreign earnings and non-deductible goodwill amortization on the tax rate since these items became a larger percentage of pretax income. The net effect of these two items was to reduce the annual tax rate. The reduced rate was applied to income for the six months ended June 30, 2001, resulting in a benefit in the second quarter.

As a result, we reported net income of $1.5 million, or $0.05 per diluted share, for the three months ended June 30, 2001 compared to $7.0 million, or $0.22 per diluted share, for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net sales for the six months ended June 30, 2001 increased 2.3% to $572.5 million from $559.8 million for the six months ended June 30, 2000. This increase was primarily due to higher PPG sales. Net sales for the PPG increased 15.1% to $277.0 million in the 2001 period from $240.8 million in the 2000 period, reflecting higher volumes, despite the production outage, and improved selling prices in our PET resins business. Net sales for the FRPG decreased 7.4% to $295.5 million in the 2001 period from $319.0 million in the 2000 period, due primarily to lower volumes more than offsetting slightly higher selling prices from the prior period. The lower volumes resulted from the production outage and weak demand.

Cost of sales increased 3.2% to $518.2 million for the six months ended June 30, 2001 from $502.3 million for the six months ended June 30, 2000. Cost of sales as a percentage of sales was 90.5% in the 2001 period compared to 89.7% in the 2000 period. This increase was primarily due to higher recycled raw material costs and unabsorbed costs as a result of the production outage. For the PPG, cost of sales as a percentage of sales decreased significantly in the 2001 period compared to the 2000 period. This decrease resulted primarily from significantly higher PET resin selling prices and higher unit volumes, offset in part by the effect of the production outage. For the FRPG, cost of sales as a percentage of sales increased in the 2001 period compared to the 2000 period. This increase was primarily due to higher recycled raw material costs and higher plant costs due to lower production volumes more than offsetting higher selling prices from the prior period.

As a result, gross profit decreased to $54.3 million for the six months ended June 30, 2001 compared to $57.5 million for the six months ended June 30, 2000. The gross profit margin was 9.5% in the 2001 period compared to 10.3% in the 2000 period.

Selling, general and administrative expenses were $37.3 million, or 6.5% of sales, in the 2001 period compared to $33.5 million, or 6.0% of sales, in the 2000 period. Higher product development costs in both the PPG and the FRPG contributed to the increase.

As a result, we reported operating income of $17.0 million for the six months ended June 30, 2001 compared to $24.0 million for the six months ended June 30, 2000.

Net interest expense was $10.3 million in the 2001 period compared to $8.5 million in the 2000 period. The increase is due to significantly less interest being capitalized with the completion of our Pearl River facility in 2000.

Our effective tax rate for the six months ended June 30, 2001 was 17.0% compared to 28% for the six months ended June 30, 2000. The principal items affecting our tax rate are foreign earnings that are taxed at rates lower than U.S. rates and amortization of goodwill that is not deductible. During the second quarter, we significantly decreased our estimate of net income for 2001 as a result of a decrease in our forecasted earnings for all businesses for the second half of the year and the impact of the production outage. The decrease in net income increased the effect of foreign earnings and nondeductible goodwill amortization on the tax rate since these items became a larger percentage of pretax income. The net effect of these two items was to reduce the annual tax rate.

As a result, we reported net income of $5.6 million, or $0.17 per diluted share, for the six months ended June 30, 2001 compared to $11.2 million, or $0.35 per diluted share, for the six months ended June 30, 2000.

OUTLOOK

The following statements are forward-looking and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

During the next three years, we expect profitability in our PET resins business to improve as demand continues to increase at a greater rate than supply and as the industry's capacity utilization improves. However, during that time period, competitive pressures and seasonality may from time to time temporarily result in lower profitability. We expect these factors, in addition to our need to replace inventory used during the Palmetto Plant production outage in the second quarter, to exert downward pressure on our PET resins profitability in the third quarter as compared to second quarter 2001.

We expect our fiber businesses to continue to experience challenging conditions. As a result of slowing consumer demand, imports, and seasonality, we expect demand for textile products and fibers to continue to soften. We expect lower production volumes to result in higher per unit production costs.

We expect downward pressure on chemical raw material prices for the remainder of the year, with the more significant effect occurring in the fourth quarter.

In the third quarter we expect to incur additional lost profits as a result of the production outage. To achieve efficient operations, a portion of the inventory that was depleted during the shutdown is to be restored in the third quarter, lowering sales volumes in that quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $48.0 million for the six months ended June 30, 2001 compared to $25.8 million provided by operations for the six months ended June 30, 2000. This increase is primarily due to lower inventories and accounts receivable due in part to the production outage, partially offset by reductions in accounts payable and accrued liabilities.

Net cash used in investing activities amounted to $12.2 million in the first half of 2001 compared to $23.2 million in the first six months of 2000. The 2001 amount represents capital expenditures at our facilities. The 2000 expenditures related primarily to the construction of our Pearl River facility in Mississippi, which was completed in 2000. We expect capital expenditures for 2001 to be between $30.0 to $40.0 million.

Net cash used in financing activities was $35.7 million in the 2001 period compared to $2.7 million in the 2000 period. Net repayments of long-term debt amounted to $31.1 million in the 2001 period compared to $0.9 million of net borrowings in the 2000 period. This resulted from lower capital expenditures and improved cash flow from operations in 2001.

The financial resources available to us at June 30, 2001 include approximately $343.0 million under our revolving credit facilities ($125.0 million expiring September 30, 2001 and $218.0 million expiring September 30, 2003) and unused short-term uncommitted lines of credit, the public and private debt and equity markets, and internally generated funds. We are currently having discussions with financial institutions to renew or replace the facility expiring in September 2001. Based on our debt level as of June 30, 2001, we could have had an average of approximately $235.4 million of additional debt outstanding during the period without amending the terms of our debt agreements. Our current financing sources are primarily dependent on the bank and commercial paper markets since these are the lowest cost funds available. The availability and cost of these funds can change in a short period of time for a variety of reasons. As a result, we cannot be sure that low cost financing will be available. However, we believe our financial resources will be sufficient to meet our foreseeable needs for working capital, capital expenditures and dividends. For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2000.

For information about our derivative financial instruments, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk " of our Form 10-K for the year ended December 31, 2000.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, we adopted Financial Accounting Standard (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires us to recognize all of our derivative instruments as either assets or liabilities in our balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. We utilized only two types of derivatives in the first half of 2001: fair value hedges and cash flow hedges.

At January 1, 2001, we had interest rate swaps to effectively convert $50.0 million of fixed-rate debt to floating-rate debt. The swaps qualify as fair value hedges and exactly match the terms of the underlying debt instruments. Our Condensed Consolidated Balance Sheet at June 30, 2001 reflected $2.0 million for the fair market value of the swaps in other assets, offset by a corresponding change in the fair value of the underlying debt.

We primarily utilize forward exchange contracts with maturities of less than twelve months to reduce the exchange risk associated with sales and accounts receivable denominated in other foreign currencies. Contracts that are identified as hedging underlying receivables are fair value hedges, whereas contracts that are identified as hedging future sales are cash flow hedges. The notional amount of the fair value contracts was approximately $14.0 million and $3.5 million at January 1, 2001 and June 30, 2001, respectively, and the fair value of these contracts was $0.6 million and $(.007) million, respectively. The change in the fair value hedges were offset by changes in the fair value of the underlying receivables. There were no cash flow hedges at January 1, 2001. At June 30, 2001, the notional amount of the cash flow hedges was approximately $8.9 million, and the fair value of these contracts was $(0.2) million. These forward contracts resulted in $0.2 million of unrealized loss in accumulated other comprehensive loss at June 30, 2001, which will be realized when the underlying transaction gain or loss is recognized in earnings.

There was no cumulative effect of adoption of Statement No. 133 at January 1, 2001, and the impact on earnings in the first half of 2001 was not material.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We expect the application of the nonamortization provisions of the Statement to result in an increase in our annual net income of approximately $8.4 million, or $0.26 per diluted share. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002 and have not yet determined what the effect of these tests will be on our income and financial position.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on May 15, 2001.

(b)	Not applicable.

(c)	At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

1.	The nominees for election as directors for the ensuring year, and until their successors are elected and qualified, received the following votes:

Name	For	Against/Withheld
Thomas M. Duff	29,414,735	431,875
James B. Baker	29,449,981	396,629
Clifford J. Christenson	29,431,029	415,581
Richard F. Heitmiller	29,445,422	401,188
Gerard J. Kerins	29,449,881	396,729
James E. Rogers	29,412,878	433,732
Marvin O. Schlanger	29,449,484	397,126
Roger A. Vandenberg	29,451,052	395,558

As a result, all of the above nominees were elected to the Board. (*)

2.

The proposal to approve the amendment to the 1997 Stock Option Plan to increase by 1,250,000 the number of shares of Common Stock that may be issued pursuant to that Plan received the following votes: 24,116,528 votes cast for, 5,501,253 votes cast against, 288,253 abstentions. As a result, the amendment to the 1997 Stock Option Plan was approved. (*)

3.

The proposal to ratify the adoption of the Directors Stock Option Plan received the following votes: 22,901,711 votes cast for, 6,731,470 votes cast against, 213,429 abstentions. As a result, the Directors Stock Option Plan was approved. (*)

4.

The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to examine our consolidated financial statements for the fiscal year ending December 31, 2001 received the following votes: 29,648,152 votes cast for, 166,924 votes cast against, 31,534 abstentions. As a result, the Board's selection of Ernst & Young LLP was approved. (*)

(*)

Under the rules of the New York Stock Exchange, brokers holding shares in street name have the authority to vote certain matters when they have not received instructions from the beneficial owners. Brokers that did not receive such instructions were entitled to vote on all of the above proposals. As a result, broker non-votes had no effect on the outcome of these proposals.

(d)	Not applicable.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits.
4 (a)

Pursuant to Item 601 (b) (4) (iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10 (g)	Wellman, Inc. Directors Stock Option Plan.

10 (k)	Wellman, Inc. Amended and Restated 1997 Stock Option Plan.

(b) Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 14, 2001	WELLMAN, INC. By /s/ Keith R. Phillips________________________ Chief Financial Officer and Vice President (Principal Financial Officer)
Dated August 14, 2001	By /s/ Mark J. Rosenblum_______________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)