Form 10-Q
period 2001-09-30
WELLMAN INC
filed 2001-11-13
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

As of November 7, 2001, there were 31,832,928 shares of the registrant's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.

INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Condensed Consolidated Statements of Operations - For the three and nine months ended September 30, 2001 and 2000	3
Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000	4
Condensed Consolidated Statements of Stockholders ' Equity - For the nine months ended September 30, 2001 and the year ended December 31, 2000	5
Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 2001 and 2000	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	14
PART II - OTHER INFORMATION
ITEM 6 - Exhibits and Reports on Form 8-K	21
SIGNATURES	22

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
		(Restated)		(Restated)

Net sales	$271,999	$279,039	$844,577	$838,864

Cost of sales	244,616	243,421	762,286	740,811

Gross profit	27,383	35,618	82,291	98,053

Selling, general and administrative expenses	19,659	18,043	56,975	51,567

Operating income	7,724	17,575	25,316	46,486

Interest expense, net	4,228	5,333	14,549	13,822

Income before income taxes	3,496	12,242	10,767	32,664

Income tax expense	450	3,291	1,800	9,499

Net income	$ 3,046 =======	$ 8,951 =======	$ 8,967 =======	$ 23,165 =======

Basic net income per common share	$ 0.10 =======	$ 0.28 =======	$ 0.28 =======	$ 0.74 =======

Diluted net income per common share	$ 0.10 =======	$ 0.28 =======	$ 0.28 =======	$ 0.73 =======
Dividends per common share	$ 0.09 =======	$ 0.09 =======	$ 0.27 =======	$ 0.27 =======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	September 30,	December 31,
	2001	2000
		(Restated)
Assets:
Current assets:
Cash and cash equivalents	$ --	$ --
Accounts receivable, less allowance of $3,954 in 2001 and $3,968 in 2000	75,840	90,686
Inventories	162,722	177,885
Prepaid expenses and other current assets	2,942	1,638
Total current assets	241,504	270,209
Property, plant and equipment, at cost:
Land, buildings and improvements	165,568	164,432
Machinery and equipment	1,068,578	1,059,521
Construction in progress	11,727	7,911
	1,245,873	1,231,864
Less accumulated depreciation	478,969	439,605
Property, plant and equipment, net	766,904	792,259
Cost in excess of net assets acquired, net	232,853	239,518
Other assets, net	30,291	25,501
	$1,271,552 ========	$1,327,487 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 71,462	$ 83,558
Accrued liabilities	35,481	36,774
Current portion of long-term debt	--	5,152
Other	13,789	14,007
Total current liabilities	120,732	139,491
Long-term debt	344,349	371,672
Deferred income taxes and other liabilities	182,542	190,799
Total liabilities	647,623	701,962
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 34,330,925 shares issued in 2001 and 34,257,073 in 2000	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	247,486	245,900
Accumulated other comprehensive loss	(14,225)	(10,663)
Retained earnings	440,158	439,778
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	623,929	625,525
	$1,271,552 ========	$1,327,487 ========

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Loss	Earnings	Stock	Total
(In thousands)
Balance at December 31, 1999 (Restated)	33,939	$34	$239,473	$ (6,019)	$418,400	$(49,524)	$602,364
Net income (Restated)					32,768		32,768
Currency translation adjustments				(3,184)			(3,184)
Minimum pension liability adjustment				(1,460)			(1,460)
Total comprehensive income (Restated)							28,124
Cash dividends ($0.36 per share)					(11,390)		(11,390)
Exercise of stock options, net	82		1,525				1,525
Contribution of common stock to employee benefit plan	192		3,797				3,797
Issuance of restricted stock, net	44		683				683
Amortization of deferred compensation, net			422				422
Balance at December 31, 2000 (Restated)	34,257	34	245,900	(10,663)	439,778	(49,524)	625,525
Net income					8,967		8,967
Currency translation adjustments				(3,021)			(3,021)
Minimum pension liability adjustment				(557)			(557)
Fair value of derivatives				16			16
Total comprehensive income							5,405
Cash dividends ($0.27 per share)					(8,587)		(8,587)
Exercise of stock options, net	44		782				782
Issuance of restricted stock, net	30		377				377
Amortization of deferred compensation, net			427				427
Balance at September 30, 2001	34,331 =====	$ 34 ===	$247,486 =======	$(14,225) =======	$440,158 ======	$(49,524) ======	$623,929 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands)
	2001	2000
		(Restated)
Cash flows from operating activities:
Net income	$ 8,967	$23,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,763	43,295
Amortization	7,395	7,378
Deferred income taxes and other	(7,449)	(755)
Changes in assets and liabilities	9,402	(38,888)

Net cash provided by operating activities	62,078	34,195

Cash flows from investing activities:
Additions to property, plant and equipment	(19,479)	(27,334)

Net cash used in investing activities	(19,479)	(27,334)

Cash flows from financing activities:
Borrowings (repayments) under long-term debt, net	(35,091)	(263)
Dividends paid on common stock	(8,587)	(8,525)
Issuance of restricted stock	377	579
Exercise of stock options	782	1,525

Net cash used in financing activities	(42,519)	(6,684)

Effect of exchange rate changes on cash and cash equivalents	(80)	(177)

Increase (decrease) in cash and cash equivalents	0	0
Cash and cash equivalents at beginning of period	0	0
Cash and cash equivalents at end of period	$ 0 ======	$ 0 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three and nine months ended
September 30, 2001 and 2000 is unaudited)
(In thousands, except per share data)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc.'s (which, together with its consolidated subsidiaries, is herein referred to as the "Company") annual report on Form 10-K for the year ended December 31, 2000.

This Quarterly Report on Form 10-Q contains certain restated financial information regarding the Company's financial position for certain prior reporting periods. For more details concerning such restated financial information, see Note 2 below.

2.	ACCOUNTING CHANGES

On July 1, 2001, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes its change is preferable because (1) it provides more meaningful financial information of the Company's performance to management and shareholders; (2) the Company expects inventory costs and quantities to decrease; and (3) the FIFO method is the predominant method used by the Company's competitors. This change in method of inventory accounting has been applied retroactively by restating the prior years' financial statements. The effect of the change was an increase of $804, or $0.02 per diluted share, and $3,834, or $0.12 per diluted share, for the three and nine month periods ended September 30, 2000, respectively.

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

As described below, the Company utilized only two types of derivatives in the first nine months of 2001: fair value hedges and cash flow hedges. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into income in the same period or periods during which the hedged transaction affects income. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current income during the period of change.

The Company utilizes interest rate swaps to manage the interest rate characteristics of certain debt. At January 1, 2001, the Company had interest rate swaps relating to $50,000 of its fixed-rate debt which exactly match the terms of the underlying debt instruments. These swaps, effectively converting the fixed-rate debt to floating-rate debt, qualify as fair value hedges. The Condensed Consolidated Balance Sheet at September 30, 2001 reflected $2,790 for the fair market value of the swaps in other assets, offset by a corresponding change in the fair value of the underlying debt.

The Company operates in international markets and utilizes derivatives to minimize the effect of changes in exchange rates. The Company's European businesses use forward foreign exchange contracts with maturities of less than twelve months to reduce the exchange risk associated with sales and accounts receivable denominated in other foreign currencies. Contracts that are identified as hedging underlying receivables are fair value hedges, whereas contracts that are identified as hedging future sales are cash flow hedges. The notional amount of the Company's fair value contracts was approximately $14,000 and $375 at January 1, 2001 and September 30, 2001, respectively, and the fair value of these contracts was $633 and $6, respectively. The changes in the fair value hedges were offset by changes in the fair value of the underlying receivables. There were no cash flow hedges at January 1, 2001. At September 30, 2001, the notional amount of the cash flow hedges was approximately $9,589, and the fair value of these contracts was $0. These forward contracts resulted in $16 of unrealized gain in accumulated other comprehensive loss at September 30, 2001, which will be realized when the underlying transaction gain or loss is recognized in income.

There was no cumulative effect of adoption of Statement No. 133 at January 1, 2001, and the impact on net income in the first nine months of 2001 was not material.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in the Company's annual net income of approximately $8,400, or $0.26 per diluted share. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. As a result of current market conditions and the change in the method for determining impairment under the new rules, the Company expects that some adjustment may be necessary to reduce the carrying amount of the Company's goodwill to its implied fair value.

3.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
		(Restated)		(Restated)
Numerator for basic and diluted net income per common share:
Net income	$3,046 =====	$8,951 =====	8,967 =====	$23,165 ======
Denominator:
Denominator for basic net income per common share - weighted-average shares	31,557	31,480	31,537	31,329
Effect of dilutive securities:
Employee stock options and restricted stock	421	413	511	549
Denominator for diluted net income per common share- adjusted weighted average shares	31,978 =====	31,893 ====	32,048 =====	31,878 =====
4.	INVENTORIES

Inventories consist of the following:

	September 30,	December 31,,
	2001	2000
		(Restated)
Raw materials	$ 66,437	$ 66,689
Finished and semi-finished goods	85,685	100,277
Supplies	10,600	10,919
	$162,722 =======	$177,885 =======

5.	RESTRUCTURING CHARGES
1999 Restructuring

During the second quarter of 1999, the Company implemented an overall cost reduction and productivity improvement plan to improve long-term profitability and stockholder returns. The Company recorded a pretax restructuring charge totaling $19,195 in the second quarter of 1999. The plan included a pretax charge of $11,483 for closing the Company's wool business, which consisted of an impairment charge of $8,033 to write-down the related assets to their expected fair value, an accrual for closure costs of $1,880, a $1,320 accrual for severance, and a $250 accrual for other exit costs. During 2000 and 1999, the Company was able to sell certain wool assets previously written down for $321 and $1,047, respectively. These proceeds were recorded as restructuring income in 2000 and as a reduction to the 1999 restructuring charge. The accrual for exit costs related to closing the wool business was reduced by $464 in 2000 due to lower-than-expected costs. An adjustment of $170 was recorded in 1999 to increase an accrual for exit costs related to closing the wool business. In addition, the plan included a pretax charge of $2,901 to close the Company's New York facility, which included lease termination costs and an accrual for severance. An adjustment of $828 was recorded in the fourth quarter of 1999 to reduce the accrual for lower-than-expected lease termination costs. The plan included an additional accrual for severance costs for other positions throughout the Company, which was subsequently increased by $131 in 1999 for higher-than-expected severance costs and reduced by $8 in the fourth quarter of 2000. The closure of the wool business and other cost reductions throughout the Company resulted in the termination of 132 employees and 146 employees, respectively. These positions included both plant and administrative personnel.

The 1999 restructuring plan was completed during the fourth quarter of 2000. The following represents changes in the accruals since the plan was adopted:

	Termination Benefits	Closure and Lease Termination Costs
Initial accrual during the second quarter of 1999	$7,042	$3,276
Cash payments in 1999	(3,635)	(273)
Adjustments	131	(658)
Accrual balance at December 31, 1999	3,538	2,345
Cash payments in the first nine months of 2000	(2,638)	(657)
Accrual balance at September 30, 2000	$ 900	$1,688
Cash payment in fourth quarter 2000	(892)	(1,224)
Adjustments in fourth quarter 2000	(8)	(464)
Accrual balance at December 31, 2000	$ 0 =====	$ 0 ====

6.	PRODUCTION OUTAGE

In May 2001, the Company experienced a power outage at its Palmetto Plant in Darlington, SC, which resulted in a temporary shutdown of the entire plant facility. The power outage resulted in lost production volumes of approximately 80 million pounds, split equally between the Company's two reportable operating segments. As a result of the production outage, the Company incurred property damage of approximately $5,400. The Company recorded an insurance receivable of approximately $3,300 and the remaining $2,100 of the property damage was charged to expense.

7.	INCOME TAXES

The Company recorded tax expense of $450 on pretax income of $3,496 in the third quarter of 2001 compared with tax expense of $3,291 on pretax income of $12,242 in the third quarter of 2000. The primary reason for the reduction in the annual tax rate is that the Company's estimate of net income for 2001 decreased significantly, which in turn increased the effect of foreign earnings and nondeductible goodwill amortization on the tax rate since these items became a larger percentage of pretax income. The net effect of these two items was to reduce the annual tax rate.

8.	BORROWING ARRANGEMENTS

In September 2001, the Company renewed its 364-day revolving credit facility and reduced its committed unsecured revolving credit facility to approximately $360,000. The Company's $360,000 unsecured revolving credit facility is comprised of a $125,000 364-day revolving credit facility, of which approximately $85,000 is currently committed, and a $275,000 four-year revolving credit facility. The $275,000 four-year revolving credit facility matures in September 2003. Neither facility has scheduled principal repayments.

9.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including environmental liabilities, letters of credit, commitments relating to certain state incentives, raw material purchase commitments, and various operating commitments, including operating lease commitments.

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $6,600 and $24,100. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $11,300 at September 30, 2000 and $13,000 at December 31, 2000, which are reflected as other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6,600 to $19,100. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During the nine months ending September 30, 2001 and 2000, the Company recognized grant income of approximately $4,750 and $5,500, respectively. As of September 30, 2001, the Company had a deferred liability of approximately $9,000 which it expects to be reduced as these conditions are satisfied.

10.	FOREIGN CURRENCY TRANSLATION AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The financial statements of foreign subsidiaries have been translated into U.S. dollar equivalents in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the period. The gains and losses resulting from the changes in exchange rates from period to period have been reported in other comprehensive income (loss). The effect on the Condensed Consolidated Statements of Income of transaction gains and losses is insignificant for all periods presented.

Accumulated other comprehensive loss is comprised of foreign currency translation, minimum pension liabilities, and a gain from the fair value of derivatives. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income was $10,849 and $3,420 for the three months ended September 30, 2001 and 2000, respectively, and $5,405 and $11,052 for the nine months ended September 30, 2001 and 2000, respectively.

11.	SEGMENT INFORMATION

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

Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization expenses. The accounting policies, except for the changes described in Note 2, are the same as those described in the Company's most recently filed Form 10-K.

Three months ended September 30, 2001	Fibers and Recycled Products Group	Packaging Products Group	Total
Revenues	$134,840	$137,159	$271,999
Segment profit (loss)(1)	(10,608)	18,332	7,724
Assets	821,065	405,526	1,226,591
Three months ended September 30, 2000 (restated)
Revenues	$149,249	$129,790	$279,039
Segment profit (loss) (1)	(2,963)	20,538	17,575
Assets	829,960	427,881	1,257,841
Nine months ended September 30, 2001 (restated)
Revenues	$430,384	$414,193	$844,577
Segment profit (loss) (1)	(29,163)	54,479	25,316
Nine months ended September 30, 2000 (restated)
Revenues	$468,310	$370,554	$ 838,864
Segment profit (1)	6,200	40,286	46,486

(1)			Segment profit (loss) includes administrative expenses and corporate research and development costs.

Following are the reconciliations to corresponding totals in the accompanying condensed consolidated financial statements:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2001	2000	2001	2000
Segment Profit		(Restated)		(Restated)
Total for reportable segments	$ 7,724	$17,575	$25,316	$46,486
Interest expense, net	(4,228)	(5,333)	(14,549)	(13,822)
Income before income taxes	$ 3,496 ======	$12,242 ======	$10,767 ======	$32,664 ======

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

Our operations are classified into two reportable segments: the Fibers and Recycled Products Group (FRPG) and the Packaging Products Group (PPG).

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

Demand for our polyester fiber is subject to changes in fiber or textile product imports, consumer preferences and spending, and retail sales patterns. Since late 1997, imports of products throughout the textile chain have adversely impacted the United States fiber markets. This, along with declining domestic demand, has adversely affected our profitability. Global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET.

The PPG has four customers that purchased approximately 52% of the PPG's total sales for the first nine months of 2001. An unexpected loss of any of these customers may result in a temporary reduction in sales and profitability of the PPG. The FRPG does not have any single customer that has a material effect on the segment.

Our profitability is primarily determined by our raw material margins (the difference between product selling prices and raw material costs). Both fiber and PET resin raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in raw materials margins is significant. A $.01 change in raw material margin on approximately 2.2 billion pounds of fiber and resin volume results in an annual change of approximately $22.0 million in pretax income.

Selling prices and raw material costs each may be affected by actions of our competitors, global economic and market conditions, export and import activity, and the prices of competing materials.

Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations.

RECENT DEVELOPMENTS
PRODUCTION OUTAGE

In May 2001, we experienced a power outage at our Palmetto Plant in Darlington, SC that resulted in a temporary shutdown of the entire plant facility. The power outage resulted in lost production volumes of approximately 80 million pounds, split equally between the PPG and the FRPG. Profitability for both the second and third quarters of 2001 was impacted since a portion of the inventory that was depleted during the shutdown was restored in the third quarter, lowering sales in that quarter also. For the three and nine months ended September 30, 2001, the pretax impact of the production outage was approximately $2.5 million, or $0.05 per diluted share, and $12.5 million, or $0.25 per diluted share, respectively. These amounts consisted of unabsorbed costs (net of capitalized interest), property damage (net of expected insurance proceeds), and lost profits due to lower sales. In calculating lost profits, we assumed the lost production was sold at the average selling price of comparable products in the second quarter of 2001. However, results may have been different if the product mix, volume, and pricing differed from our assumptions. We have business interruption insurance that we expect will mitigate a portion of unabsorbed costs and lost profits. Any proceeds from the business interruption claim will result in income in the period in which the claim is settled.

CHANGE IN INVENTORY VALUATION

On July 1, 2001, we changed our method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. We believe the change will provide more meaningful financial information of business performance to management and shareholders by producing a better matching of revenues and expenses. This change in method of inventory accounting has been applied retroactively by restating the prior years' financial statements. The effect of the change was an increase of approximately $0.8 million, or $0.02 per diluted share, and $3.8 million, or $0.12 per diluted share, for the three and nine months ended September 30, 2000, respectively. For more information on this accounting change, see note 2 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the three months ended September 30, 2001 decreased 2.5% to $272.0 million from $279.0 million for the prior year period. Net sales for the PPG increased 5.7% to $137.2 million in the 2001 period from $129.8 million in the 2000 period, reflecting significantly higher volumes, which more than offset lower average selling prices compared to the prior period. Net sales for the FRPG decreased 9.7% to $134.8 million in the 2001 period from $149.2 million in the 2000 period, due to lower volumes as a result of weak demand and lower average selling prices compared to the prior period.

Cost of sales increased 0.5% to $244.6 million for the three months ended September 30, 2001 from $243.4 million for the three months ended September 30, 2000. Cost of sales as a percentage of sales was 89.9% in the 2001 period, compared to 87.2% in the 2000 period. This increase was primarily due to lower average selling prices. For the PPG, cost of sales as a percentage of sales increased in the 2001 period compared to the 2000 period. This increase resulted from lower PET resin raw material margins, offset in part by higher sales volumes and lower production costs. For the FRPG, cost of sales as a percentage of sales increased in the 2001 period compared to the 2000 period due to lower raw material margins.

As a result, gross profit decreased 23.1% to $27.4 million for the three months ended September 30, 2001 compared to $35.6 million for the three months ended September 30, 2000. Gross profit was adversely affected by the production outage, as described under "Production Outage" above. The gross profit margin was 10.1% in the 2001 period compared to 12.8% in the 2000 period.

Selling, general and administrative expenses were $19.7 million, or 7.2% of sales, in the 2001 period compared to $18.0 million, or 6.5% of sales, in the 2000 period.

As a result, we reported operating income of $7.7 million for the three months ended September 30, 2001 compared to $17.6 million for the three months ended September 30, 2000.

Net interest expense was $4.2 million in the 2001 period compared to $5.3 million in the 2000 period. The decrease is due to a lower level of debt outstanding during the 2001 period and lower interest rates.

Our effective tax rate for the three months ended September 30, 2001 was 12.9% compared to 26.9% for the three months ended September 30, 2000. The estimated rate for 2001 decreased primarily as a result of reduced earnings. The principal items affecting our rate are foreign earnings, that are taxed at rates lower than U.S. rates, and amortization of nondeductible goodwill. The decrease in net income increased the effect of these items on the tax rate since they became a larger percentage of pretax income. The net effect of these two items was a reduction in the tax rate.

As a result, we reported net income of $3.0 million, or $0.10 per diluted share, for the three months ended September 30, 2001 compared to $9.0 million, or $0.28 per diluted share, for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the nine months ended September 30, 2001 increased 0.7% to $844.6 million from $838.9 million for the nine months ended September 30, 2000. This increase is primarily due to higher PPG sales. Net sales for the PPG increased 11.8% to $414.2 million in the 2001 period from $370.6 million in the 2000 period, reflecting higher volumes and improved selling prices in our PET resins business. Net sales for the FRPG decreased 8.1% to $430.4 million in the 2001 period from $468.3 million in the 2000 period, due primarily to lower volumes.

Cost of sales increased 2.9% to $762.3 million for the nine months ended September 30, 2001 from $740.8 million for the nine months ended September 30, 2000. Cost of sales as a percentage of sales was 90.3% in the 2001 period compared to 88.3% in the 2000 period. This increase was primarily due to lower raw material margins and unabsorbed costs as a result of the production outage. For the PPG, cost of sales as a percentage of sales decreased in the 2001 period compared to the 2000 period. This decrease resulted from higher PET resin selling prices and higher unit volumes. For the FRPG, cost of sales as a percentage of sales increased in the 2001 period compared to the 2000 period due primarily to lower raw material margins and higher unabsorbed costs due to lower production volumes.

As a result, gross profit decreased to $82.3 million for the nine months ended September 30, 2001 compared to $98.1 million for the nine months ended September 30, 2000. Gross profit was adversely affected by the production outage, as described under "Production Outage" above. The gross profit margin was 9.7% in the 2001 period compared to 11.7% in the 2000 period.

Selling, general and administrative expenses were $57.0 million, or 6.7% of sales, in the 2001 period compared to $51.6 million, or 6.1% of sales, in the 2000 period.

As a result, we reported operating income of $25.3 million for the nine months ended September 30, 2001 compared to $46.5 million for the nine months ended September 30, 2000.

Net interest expense was $14.5 million in the 2001 period compared to $13.8 million in the 2000 period. The increase is due to less interest being capitalized with the completion of our Pearl River facility in 2000, combined with lower debt levels and lower interest rates.

Our effective tax rate for the nine months ended September 30, 2001 was 16.7% compared to 29.1% for the nine months ended September 30,2000. A decrease in forecasted earnings for all businesses and the impact of the production outage in the second quarter 2001 had the net effect of reducing the annual tax rate. The principal items affecting our rate are foreign earnings, that are taxed at rates lower than U.S. rates, and amortization of nondeductible goodwill. The net effect of these two items is a reduction in the tax rate.

As a result, we reported net income of $9.0 million, or $0.28 per diluted share, for the nine months ended September 30, 2001 compared to $23.2 million, or $0.73 per diluted share, for the nine months ended September 30, 2000.

OUTLOOK

The following statements are forward-looking and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

We expect our fourth quarter financial results to decline compared to the third quarter due to continuing competitive pressures, poor economic conditions, and the collateral effects of the tragic events of September 11th. We expect selling prices and chemical raw material costs in both our businesses to decrease, which may result in a small decrease in raw material margins. Domestic volumes in the FRPG group are also expected to decrease.

Domestic polyester staple production capacity has declined during the last four years, mitigating the impact of increased imports. Continuing reductions could in future years result in increased capacity utilization, which in turn may result in improved operating results for the FRPG. In addition, we are currently exploring various strategies to improve the results of the FRPG.

In the fourth quarter 2000, we idled the staple fiber line at our Pearl River facility and began investigating the most profitable use for these assets. We expect to announce the results of the review in the next few months. Once the line is productively utilized, we expect profitability at our Pearl River facility to improve significantly.

Industry consultants have reported that domestic PET resins capacity utilization is expected to improve modestly in 2002. This may result in somewhat increased selling prices and margins.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $62.1 million for the nine months ended September 30, 2001 compared to $34.2 million provided by operations for the nine months ended September 30, 2000. This increase is primarily due to lower inventories and accounts receivable, partially offset by reductions in accounts payable and accrued liabilities.

Net cash used in investing activities amounted to $19.5 million in the first nine months of 2001 compared to $27.3 million in the first nine months of 2000. The 2001 amount represents capital expenditures at our facilities. The 2000 expenditures related primarily to the construction of our Pearl River facility in Mississippi, which was completed in 2000. We expect capital expenditures for 2001 to be between $25.0 to $30.0 million.

Net cash used in financing activities amounted to $42.5 million in the 2001 period compared to $6.7 million in the 2000 period. Net repayments of long-term debt amounted to $35.1 million in the 2001 period compared to $0.3 million in the 2000 period. This resulted from lower capital expenditures and improved cash flow from operations.

In September 2001, we renewed our 364-day revolving credit facility and reduced our committed unsecured revolving credit facility to approximately $360.0 million. The $360.0 million unsecured revolving credit facility is comprised of a $125.0 million 364-day revolving credit facility, of which approximately $85.0 million is currently committed, and a $275.0 million four-year revolving credit facility. The $275.0 million four-year revolving credit facility matures in September 2003. Neither facility has scheduled principal repayments.

The financial resources available to us at September 30, 2001 include approximately $318.0 million under our revolving credit facilities and unused short-term uncommitted lines of credit, the public and private debt and equity markets, and internally generated funds. Based on our debt level as of September 30, 2001, we could have had an average of approximately $301.4 million of additional debt outstanding during the period without amending the terms of our debt agreements. Our current financing sources are primarily dependent on the bank and commercial paper markets since these are our lowest cost funds available. The availability and cost of these funds can change in a short period of time for a variety of reasons. As a result, we cannot be sure that low cost financing will be available. However, we believe our financial resources will be sufficient to meet our foreseeable needs for working capital, capital expenditures and dividends. For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2000.

For information about our derivative financial instruments, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk " of our Form 10-K for the year ended December 31, 2000.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, we adopted Financial Accounting Standard (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires us to recognize all of our derivative instruments as either assets or liabilities in our balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. We utilized only two types of derivatives in the first nine months of 2001: fair value hedges and cash flow hedges.

At January 1, 2001, we had interest rate swaps to effectively convert $50.0 million of fixed-rate debt to floating-rate debt. The swaps qualify as fair value hedges and exactly match the terms of the underlying debt instruments. Our Condensed Consolidated Balance Sheet at September 30, 2001 reflected $2.8 million for the fair market value of the swaps in other assets, offset by a corresponding change in the fair value of the underlying debt.

We primarily utilize forward exchange contracts with maturities of less than twelve months to reduce the exchange risk associated with sales and accounts receivable denominated in other foreign currencies. Contracts that are identified as hedging underlying receivables are fair value hedges, whereas contracts that are identified as hedging future sales are cash flow hedges. The notional amount of the fair value contracts was approximately $14.0 million and $0.4 million at January 1, 2001 and September 30, 2001, respectively, and the fair value of these contracts was $0.6 million and $.006 million, respectively. The changes in the fair value hedges were offset by changes in the fair value of the underlying receivables. There were no cash flow hedges at January 1, 2001. At September 30, 2001, the notional amount of the cash flow hedges was approximately $9.6 million, and the fair value of these contracts was $0. These forward contracts resulted in $0.016 million of unrealized gain in accumulated other comprehensive loss at September 30, 2001, which will be realized when the underlying transaction gain or loss is recognized in earnings.

There was no cumulative effect of adoption of Statement No. 133 at January 1, 2001, and the impact on earnings in the first nine months of 2001 was not material.

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

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We expect the application of the nonamortization provisions of the Statement to result in an increase in our annual net income of approximately $8.4 million, or $0.26 per diluted share. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002. As a result of current market conditions and the change in the method for determining impairment under the new rules, we expect that some adjustment may be necessary to reduce the carrying amount of our goodwill to its implied fair value.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update the information. These forward-looking statements contain a number of risks and uncertainties, including but not limited to: demand and competition for polyester fiber and PET resins; the financial condition of our customers; availability and costs of raw materials; availability and cost of petrochemical feedstock necessary for the production process; changes in financial markets, interest rates, credit ratings, and foreign currency exchange rates; U.S., European, Far Eastern and global economic conditions; prices and volumes of imports; work stoppages; levels of production capacity and profitable operations of assets; changes in laws and regulations; prices of competing products; natural disasters and terrorist acts; and our ability to complete expansions and other capital projects on time and budget and to maintain the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our stock.

For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits.
4(a)(5)	Fourth Amendment to Loan Agreement dated September 15, 2000, by and between the Company and Fleet National Bank, as administrative agent, and certain other financial institutions

18	Preferability letter from Ernst & Young LLP regarding change in accounting method.

(b) Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 13, 2001	WELLMAN, INC. By /s/ Keith R. Phillips________________________ Chief Financial Officer and Vice President (Principal Financial Officer)
Dated November 13, 2001	By /s/ Mark J. Rosenblum_______________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)