Form 10-Q/A
period 2001-09-30
WELLMAN INC
filed 2001-11-14
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A

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

Dated November 14, 2001	WELLMAN, INC. By /s/ Keith R. Phillips________________________ Chief Financial Officer and Vice President (Principal Financial Officer)
Dated November 14, 2001	By /s/ Mark J. Rosenblum_______________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)