Form 10-K
period 2001-12-31
WELLMAN INC
filed 2002-03-28
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark one)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________

Commission file number 0-15899
WELLMAN, INC. (Exact name of registrant as specified in its charter)
Delaware State or other jurisdiction of incorporation or organization)	04-1671740 (I.R.S. Employer Identification No.)
595 Shrewsbury Avenue Shrewsbury, New Jersey	07702
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (732) 212-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $14.64 per share (the closing price of such stock on March 1, 2002 on the New York Stock Exchange): $456,576,582.

The number of shares of the registrant's Class A Common Stock, $.001 par value, and Class B Common Stock, $.001 par value, outstanding as of March 1, 2002 was 31,841,257 and 0, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2002 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2002) is incorporated by reference in Part III hereof.

PART I
Item 1.	Business

We are principally engaged in the manufacture and marketing of high-quality polyester products, including Fortrel® brand polyester fibers, and PermaClear® and EcoClear® brand PET (polyethylene terephthalate) packaging resins. We are also the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations.

RECENT DEVELOPMENTS

New Fiber Strategy

In January 2002, we announced plans to refocus the strategy of our polyester fibers business in order to be less dependent on commodity fibers. We plan to direct our production capacity toward more differentiated, higher value-added products, taking advantage of our unique production capabilities of polymer and extrusion fiber manufacturing and our chemical and recycled-based raw material sources. We believe that this new strategy will enable us to face the competitive challenges presented by the imports of textile and apparel fiber and finished goods that continue to adversely affect the domestic fibers market, particularly the domestic commodity textile market.

As a result of our review of strategic alternatives, in March 2002 we decided to sell our partially oriented yarn (POY) business and our small recycled textile polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. These two businesses will be reflected as discontinued operations in our financial statements in the first quarter of 2002. For additional information, see "Impact of Accounting Changes" below.

Production Outage

In May 2001, we experienced a production outage at our Palmetto Plant in Darlington, South Carolina, which resulted in a temporary shutdown of the entire facility. The power outage caused lost production volumes of approximately 80 million pounds, split equally between our two reportable operating segments. Total costs and property damage associated with this outage were approximately $9.9 million ($6.4 million after tax), or $0.20 per diluted share. In addition to property damage and other costs, we estimated we incurred lost profits of approximately $6.0 million, resulting from missed shipments in the second and third quarters. In the fourth quarter of 2001, we settled our property damage and business interruption insurance claims. As a result, we estimated our full year unreimbursed financial impact was $5.3 million ($3.5 million after tax), or $0.11 per diluted share. For additional information about the impact of the production outage and our method of calculating lost profits, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Production Outages."

Impact of Accounting Changes

The financial data for all prior periods have been restated to reflect our change from the "Last-In, First-Out" (LIFO) to the "First-In, First-Out" (FIFO) method of inventory accounting that occurred in the third quarter 2001. We believe this change will provide more meaningful financial information of business performance to management and shareholders by producing a better matching of revenues and expenses. For additional information, see note 2 to the Consolidated Financial Statements.

We adopted the new rules on accounting for goodwill and other intangible assets in January 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in our annual net earnings. In addition, we have completed our initial assessment of goodwill for impairment in accordance with Statement No. 142 and determined that goodwill for our fibers businesses is impaired. For additional information, see item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Accounting Pronouncements."

In January 2002, we adopted the new rules for accounting for the impairment or disposal of long-lived assets. In accordance with this Statement, we will report the net assets of our POY business and our recycled textile polyester staple fiber business as assets held for sale with related income or loss from the operations of those net assets and any gain or loss relating to the disposal of the assets as discontinued operations. The property, plant and equipment had a carrying value of approximately $32.0 million at December 31, 2001, and will be reflected in our first quarter 2002 financial statements at their fair value less the cost of disposal. Any adjustment to the carrying value of those assets will also be recorded as discontinued operations.

PRODUCTS AND MARKETS

Our operations are classified into two reportable operating segments: the Fibers and Recycled Products Group (FRPG) and the Packaging Products Group (PPG).

The following table presents the combined net sales and percentage of net sales for our reportable operating segments for the three years ended December 31, 2001. In the table, we have eliminated intersegment sales and applied historical exchange rates to the data. These eliminations are not material.

	2001		2000		1999
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
($ in millions)
FRPG	$ 550.6	50.9%	$ 620.1	55.5%	$598.4	64.0%
PPG	530.7	49.1%	496.6	44.5%	337.0	36.0%

Total	$ 1,081.3 =====	100.0% =====	$ 1,116.7 =====	100.0% =====	$935.4 =====	100.0% ====

Generally, we evaluate segment performance on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization expenses. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in note 1 to the Consolidated Financial Statements. The following table presents the operating profit (loss) and percentage of operating profit (loss) for our reportable operating segments for the three years ended December 31, 2001. In the table, we have eliminated intersegment transactions and applied historical exchange rates to the data. These eliminations are not material.

	2001		2000		1999
	Profit (Loss)%		Profit (Loss)%		Profit (Loss)%
			(Restated)		(Restated)
($ in millions)
FRPG	$ (37.9)	(137.8)%	$ (0.6)	(0.1)%	$ (2.4)	(21.2)%
PPG	65.4	237.8%	62.7	100.1%	13.7	121.2%

Total	$ 27.5 ====	100.0% ====	$ 62.1 ====	100.0% ====	$ 11.3 ====	100.0% ====

See note 17 to the Consolidated Financial Statements for reconciliations to corresponding totals in the Consolidated Financial Statements and additional information with regard to our reportable operating segments.

Fibers and Recycled Products Group

The FRPG manufactures:

    chemical-based polyester staple fibers for use in apparel, furniture, home products, non-wovens, automobiles, and industrial products, recycled-based polyester and nylon staple fibers for use in pillows, comforters, furniture, carpets, rugs, and industrial products, and recycled-based polyester and nylon engineering resins for use in the injection molding industry.

The following discussion does not include information with respect to the two businesses that we decided to sell in March 2002. See "Recent Developments - New Fiber Strategy" above.

Staple, FRPG's primary product, is multi-strand fiber cut into short lengths to simulate certain properties found in natural fibers, such as cotton and wool, and/or to meet the end product needs of our customers. We market these products under the Fortrel® brand.

Our chemical-based staple fiber customers include integrated textile mills, yarn spinners, and non-woven operations that process polyester staple into yarn and/or fabric for a variety of applications, including apparel, home furnishings and industrial uses. We manufacture polyester staple fibers from two petrochemicals, purified terephthalic acid (PTA) and monoethylene glycol (MEG), at our Palmetto facility in Darlington, SC.

Domestically, we manufacture products from recycled raw materials at our facility in Johnsonville, SC. We utilize two categories of recycled PET raw materials: post-consumer containers and post-industrial materials. We obtain our domestic post-consumer PET bottles primarily from curbside recycling and deposit return programs. Post-industrial materials include off-quality or off-spec production, trim and other materials generated from fiber, resin, or film manufacturing processes. We also process recycled nylon at our Johnsonville facility.

Our recycling operation in Johnsonville procures these materials and processes them into usable raw materials for our fiber and engineering resins businesses. The raw material mix for our Johnsonville facility can be varied depending upon market conditions for the respective raw materials. Historically, the raw material mix has been approximately 50% post-consumer PET bottle flake and 50% post-industrial material.

In Europe, we manufacture polyester staple fiber from recycled raw materials through Wellman International Limited (or WIL), with production facilities in Mullagh, Republic of Ireland. These polyester fibers are used primarily in fiberfill, carpets, non-wovens and industrial applications and exported primarily to the United Kingdom and continental Europe.

WIL purchases its raw materials in various forms, including post-consumer PET containers from collection programs throughout Europe and post-industrial material. The post-consumer PET bottles are processed initially at recycling facilities in Spijk, Netherlands, or Verdun, France. WIL is also able to use various mixtures of raw material. Its current raw material mix is approximately 50% post-consumer PET bottle flake and 50% post-industrial material.

We believe that we are the world's largest producer of polyester staple fiber made from recycled feedstocks and the world's largest post-consumer PET bottle recycler.

Our Engineering Resins Division, located in Johnsonville, SC, manufactures and markets nylon and PET engineering resins under the Wellamid ™, EcoLon ™, and WELLPET® brands to the injection molding industry. We produce these resins using virgin, post-consumer and post-industrial nylon compounded with various additives (glass, minerals, fire retardant, etc.) to impart desired performance characteristics. These resins are used primarily in automotive and electrical applications.

The FRPG does not have any single customer with sales having a material effect on the segment.

Packaging Products Group

The PPG manufactures solid-stated and amorphous PET resins. These resins are produced domestically at our Palmetto, South Carolina and Pearl River, Mississippi facilities and internationally at our Emmen facility in the Netherlands (PET Resins-Europe).

Solid-stated PET resin is primarily used in the manufacture of soft drink bottles and other food and beverage packaging. We sell our solid-stated PET resin under the PermaClear® and PermaClear HP® brands. We also produce EcoClear® PET resin utilizing post-consumer beverage bottles to meet customers' recycled content PET resin requirements.

Amorphous resin, which is predominantly produced from PTA and MEG, is used internally for solid-stating (a process which upgrades and purifies the resin) and, to a lesser extent, is sold to external customers.

Five PPG customers represented approximately 59% of the PPG's total net sales for 2001. An unexpected loss of any of these customers may result in a temporary reduction in sales and profitability of the PPG.

Raw Materials

Domestically, we purchase PTA produced by BP Amoco Chemical Company, the primary domestic supplier, pursuant to long-term supply contracts with up to eight years remaining. Domestic MEG is purchased under supply contracts with Equistar Chemicals, LP, BASF Corporation, and Dow Chemical. In Europe, we purchase PTA primarily from BP Amoco Chemical Company. We purchase MEG in Europe from Acordis. The prices of PTA and MEG have fluctuated in the past and are likely to continue to do so in the future.

Our recycling operations purchase post-consumer and post-industrial raw materials from many different suppliers, including some under long-term supply contracts. We purchase a portion of these materials from manufacturers that compete with us in the sale of fibers and resins. The prices of recycled raw materials are variable and determined by worldwide supply and demand.

For additional information, see "Forward Looking Statements; Risks and Uncertainties."

Capital Investment Program

Our capital expenditures in 2001 were approximately $28.1 million, compared to $39.4 million and $89.5 million for 2000 and 1999, respectively. The 2000 and 1999 expenditures related primarily to the construction of our Pearl River facility, which was completed in 2000. For information related to 2002, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook."

Sales and Marketing

The markets in which we compete have historically displayed price and volume cyclicality. We sell to a diverse group of customers with no single customer comprising more than 10% of our total net sales. However, five customers represented approximately 29% of our total net sales in 2001. Sales of PET resins, primarily used for soft drink bottles and other food and beverage packaging, may be influenced by weather. See "Forward-Looking Statements; Risks and Uncertainties."

Approximately 65 employees market the majority of our products. We also utilize representatives or agents for certain sales outside the United States.

Our polyester fibers are also promoted through various activities directed to our customers and to organizations downstream from our customers. These activities include advertising, sales promotion, market analysis and product development. As part of this effort, we encourage downstream purchasers of apparel, home furnishings and other products to specify to their suppliers the use of Fortrel® brand polyester in their products.

Numerous factors affect the demand for polyester fiber, including polyester fiber and/or textile product imports, consumer preferences and spending, and retail sales patterns, which are driven by general economic conditions. Consequently, a downturn in either the U.S., European, or global economy or an increase in imports of textile or polyester fiber products into the U.S. could adversely affect our business. Polyester textile fiber demand also may be influenced by the relative price of substitute fibers, most notably cotton.

Our PET resins are promoted through various activities, including advertising, sales promotions and market development, into a variety of markets, including carbonated soft-drinks, juices, water, and food. We are actively involved with our customers in joint end-use product development efforts to meet the future needs of the food and beverage packaging markets.

Numerous factors affect the demand for polyester resins, including substitution of packaging products from glass, aluminum, and paper into polyester, consumer preferences and spending, general economic conditions, weather, and the export/import trade balance of polyester resin into the NAFTA region. Consequently, an increase in imports of polyester resin into NAFTA could adversely affect our business.

For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" and "Forward-Looking Statements; Risks and Uncertainties."

Competitors

Each of our major markets is highly competitive. We compete in these markets primarily on the basis of product quality, price, customer service, and brand identity. Several competitors are substantially larger than we are and have substantially greater economic resources.

Our primary domestic polyester staple fiber competitors are DuPont-Akra Americas (DAK Americas), KoSa, and Nan Ya Plastics Corp. (Nan Ya). We believe we are currently the largest producer of polyester staple in the United States and have approximately 30% of U.S. production capacity. Our main European fiber competitors are MonteFibre, Trevira and DuPontSA. In Europe, we are the largest supplier of recycled fibers and the largest supplier of polyester fiber for fiberfill and non-woven applications. Our share of the total European polyester staple market is less than 15%.

In North America, our primary competitors in the PET resins business are Eastman Chemical Co., KoSa, Gruppo Mossi and Ghisolfi (M&G), Nan Ya, and DAK Americas. We believe we are currently the third-largest producer of PET resins in North America, representing approximately 16% of North American production capacity. In Europe, our main competitors in the PET resins business are Eastman Chemical Co., KoSa, DuPontSA, M&G, and Dow Chemical Co. Our share of the European PET resins market is less than 5%.

Research and Development

We have approximately 75 employees devoted to research, development and technical service activities in our fibers and resins businesses. Research and development costs were approximately $14.6 million, $15.5 million and $16.1 million for 2001, 2000 and 1999, respectively. For information related to 2002, see Item 7. "Management's Discussion and Analysis of Financial Position and Results of Operations-Outlook."

Foreign Activities

We operate in international markets. Since a large portion of our non-U.S. sales are in different currencies, changes in exchange rates may affect profit margins and sales levels of these operations. In addition, fluctuations between currencies may also affect our reported financial results. Foreign exchange contracts and borrowings in local currencies are utilized to manage our foreign currency exposure. For additional information on these hedges, see Item 7A. "Quantitative and Qualitative Disclosure about Market Risk" and note 16 to the Consolidated Financial Statements.

Our foreign businesses are subject to certain risks common to foreign operations and investments in foreign countries, including restrictive action by local governments, limitations on repatriating funds and changes in currency exchange rates. See note 17 to the Consolidated Financial Statements and "Forward-Looking Statements; Risks and Uncertainties" for additional information relating to our foreign activities.

Employees

As of December 31, 2001, we employed approximately 2,500 people in the United States and Europe. At December 31, 2001, the Union of Needle Trades, Industrial and Textile Employees (UNITE) represented 763 employees at our Johnsonville, SC operations. Approximately 407 of these employees were members of UNITE, whose contract with us expires on July 31, 2002. At WIL, four unions represented 267 of the 476 total employees at year-end 2001. The wage agreements with these unions expire on May 1, 2003. We employ 73 people at our PET Resins-Europe operation, with 46 represented by two unions whose contracts expire on May 1, 2002. We believe that relations with our employees are satisfactory.

Environmental Matters

Our facilities are subject to numerous existing and proposed laws and regulations designed to protect the environment from wastes, emissions and hazardous substances. We believe we are either in material compliance with all currently applicable regulations or are operating in accordance with the appropriate variances and compliance schedules or similar arrangements. For additional information relating to environmental matters, see Item 7. "Management's Discussion and Analysis of Financial Position and Results of Operations - Environmental Matters," "Forward-Looking Statements; Risks and Uncertainties," and note 11 to the Consolidated Financial Statements.

Executive Officers of the Registrant

Our current executive officers are as follows:

Name and Age	Position

Thomas M. Duff, 54	Chairman, Chief Executive Officer, and Director
Clifford J. Christenson, 52	President, Chief Operating Officer, and Director
Keith R. Phillips, 47	Vice President, Chief Financial Officer
Michael E. Dewsbury, 52	Vice President, PET Resins Division - U.S.
Audrey L. Goodman, 48	Vice President, Treasurer
John R. Hobson, 61	Vice President, Fibers and Recycled Products Group
Mark J. Rosenblum, 48	Vice President, Chief Accounting Officer and Controller
Ernest G. Taylor, 51	Vice President, Chief Administrative Officer
Joseph C. Tucker, 54	Vice President, Corporate Development

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

Thomas M. Duff. Mr. Duff was elected Chairman in December 1999. Prior to December 1999, he was President and has been CEO since 1985.

Clifford J. Christenson. Mr. Christenson was elected President in December 1999 and has been Chief Operating Officer since June 1995.

Keith R. Phillips. Mr. Phillips has been Vice President and Chief Financial Officer since October 1993. He was also Treasurer from October 1993 to March 2001. Mr. Phillips is a certified public accountant.

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

		Stated Annual
		Production Capacity
Location	Principal Products	(in millions of pounds)

Johnsonville, SC	Polyester staple fiber Engineering resins	242 62
Darlington, SC (Palmetto)	Polyester staple fiber PET resins	505 500
Mullagh, Ireland (1)	Polyester staple fiber	174
Emmen, the Netherlands	PET resins	118
Hancock County, MS (Pearl River)	PET resins (2)	510

____________________

(1)	WIL's credit facilities are secured by the assets of WIL.
(2)	Staple fiber production assets at Pearl River Facility are currently idle. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Idle Assets."

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol WLM. The following table shows the high and low sales prices as reported by the NYSE and cash dividends paid per share of common stock for the last two fiscal years.

Year	High	Low	Dividend
2001
Fourth Quarter	$15.49	$10.96	$0.09
Third Quarter	$17.96	$10.57	$0.09
Second Quarter	$19.50	$16.25	$0.09
First Quarter	$19.99	$13.69	$0.09

2000
Fourth Quarter	$16.06	$12.44	$0.09
Third Quarter	$17.06	$11.81	$0.09
Second Quarter	$24.00	$14.50	$0.09
First Quarter	$22.69	$15.75	$0.09

We had 854 holders of record and, to our knowledge, approximately 7,500 beneficial owners of our common stock as of March 15, 2002.

We have adopted a stock ownership policy for our directors and executive officers. Under this policy, directors and executive officers are required to beneficially own targeted amounts of our common stock. These targets are based on compensation levels, with increasing amounts of stock required to be owned by the higher-paid executives. As of March 1, 2002, the non-employee directors and executive officers were required by the stock ownership policy to own approximately $5.3 million of our common stock, and they actually owned approximately $15.3 million.

See note 13 to the Consolidated Financial Statements for information regarding common stock rights associated with our common stock.

Item 6. Selected Consolidated Financial Data
	Years Ended December 31,
(In thousands, except per share data)	2001	2000(1)	1999(1)	1998(1)	1997(1)
Income Statement Data:
Net sales	$1,081,279	$1,116,706	$935,401	$968,008	$1,083,188
Cost of sales	979,848	985,242	851,763	836,397	925,819
Gross profit	101,431	131,464	83,638	131,611	157,369
Selling, general and administrative expenses	73,941	69,393	72,385	73,418	79,888
Restructuring charges (benefit)	--	(793)	17,382	6,861	7,469
Operating income (loss)	27,490	62,864	(6,129)	51,332	70,012
Loss on divestitures and other, net	--	--	--	--	5,963
Interest expense, net	17,957	17,959	13,281	8,302	12,160
Loss on cancellation of fixed-rate financial instrument	--	--	--	23,314	--
Earnings (loss) before income taxes and cumulative effect of accounting change	9,533	44,905	(19,410)	19,716	51,889
Income tax expense (benefit)	1,144	12,137	(6,214)	7,216	21,101
Cumulative effect of accounting change, net of tax	--	--	(1,769)	--	--
Net earnings (loss)	$ 8,389(2) =======	$ 32,768(3) ========	$(14,965)(4) ======	$ 12,500(5) =======	$ 30,788(6) =======
Basic net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.27	$ 1.04	$ (0.42)	$ 0.40	$ 0.99
Cumulative effect of accounting change	--	--	(0.06)	--	--
Net earnings (loss)	$ 0.27 ======	$ 1.04 ======	$ (0.48) ======	$ 0.40 ========	$ 0.99 ========
Basic weighted-average common shares outstanding	31,542 =======	31,367 =======	31,203 ======	31,178 =======	31,120 ========
Diluted net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.26	$ 1.03	$ (0.42)	$ 0.40	$ 0.98
Cumulative effect of accounting change	--	--	(0.06)	--	--
Net earnings (loss)	$ 0.26 ======	$ 1.03 ======	$ (0.48) ======	$ 0.40 ========	$ 0.98 ========
Diluted weighted-average common shares outstanding	32,031 ======	31,884 ======	31,203 =====	31,391 =======	31,269 ========
Dividends (7)	$ 11,461 ======	$ 11,390 ======	$ 11,310 ======	$ 11,253 =======	$ 10,882 ========

December 31,
	2001	2000(1)	1999(1)	1998(1)	1997(1)
Balance Sheet Data:
Total assets	$1,230,422	$1,327,487	$1,329,387	$1,482,898	$1,309,637
Total debt	$ 329,136	$ 376,824	$ 405,974	$ 556,548	$ 394,753
Stockholders' equity	$ 612,739	$ 625,525	$ 602,364	$ 638,128	$ 628,489
1

The income statement and balance sheet data for these periods have been restated to reflect the change from the "Last-In, First-Out" (LIFO) to the "First-In, First-Out" (FIFO) method of inventory accounting that occurred in the third quarter 2001. See note 2 to the Consolidated Financial Statements.

2

Net earnings for 2001 include the after-tax financial impact of the property damage and other costs associated with the production outage of $6,433, or $0.20 per diluted share, and income from property damage claims and business interruption insurance of $6,855, or $0.21 per diluted share. For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Production Outages."

3

Net earnings for 2000 include the after-tax effects of income from business interruption insurance of $3,290, or $0.10 per diluted share, a charge for the activities necessary to idle the Pearl River staple fiber production assets of $1,268, or $0.04 per diluted share, and a restructuring benefit of $554, or $0.02 per diluted share.

4

Net loss for 1999 includes the after-tax effects of a restructuring charge of $11,875, or $0.38 per diluted share, costs associated with production outages of $6,145, or $0.20 per diluted share, and the cumulative effect of an accounting change of $1,769, or $0.06 per diluted share.

5

Net earnings for 1998 include the after-tax effects of a loss of $14,804, or $0.47 per diluted share, on the termination of a fixed-rate treasury lock commitment, a lower-of-cost-or-market inventory adjustment of $5,486, or $0.17 per diluted share, and a restructuring charge of $4,357, or $0.14 per diluted share.

6

Net earnings for 1997 include the after-tax effects of a loss of $6,204, or $0.20 per diluted share, on the sale of our thermoformed packaging and extruded sheet operation in Ripon, WI, a restructuring charge of $4,429, or $0.14 per diluted share, and $2,421, or $0.08 per diluted share, of insurance proceeds received as a result of a fire at our Irish recycled fibers operations.

7	Dividends paid were $0.36 per share in 2001, 2000, 1999 and 1998, and $0.35 per share in 1997.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are principally engaged in the manufacture and marketing of high-quality polyester products, including Fortrel® brand polyester fibers, and PermaClear® and EcoClear® brand PET resins. We are also the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At December 31, 2001, we had annual operating capacity to manufacture approximately 0.9 billion pounds of polyester staple fiber and 1.1 billion pounds of PET resins worldwide at five major production facilities in the United States and Europe. See Item 1. "Business-Recent Developments" for information concerning businesses discontinued in first quarter 2002, and see "Outlook" below for information on our ability to convert certain fiber capacity to PET packaging resins.

Our operations are classified into two reportable operating segments: the Fibers and Recycled Products Group (or FRPG) and the Packaging Products Group (or PPG). The FRPG produces Fortrel® fibers, which are primarily used in apparel, home furnishings, and industrial products. These fibers are produced from two chemical raw materials, purified terephthalic acid (PTA) and monoethylene glycol (MEG). In addition, Fortrel® polyester and nylon for use primarily in fiberfill, non-wovens, and carpet fibers are manufactured from recycled PET raw materials, including post-consumer containers and post-industrial materials. Our PermaClear® PET resins are produced by the PPG from PTA and MEG and EcoClear® PET resins are produced from a combination of chemical and post-consumer recycled raw materials. These resins are primarily used in the manufacture of plastic soft drink bottles and other food and beverage packaging.

Demand for polyester fiber historically has been cyclical. It is subject to changes in consumer preferences and spending, retail sales patterns, and fiber and textile product imports. Imports of products throughout the textile chain continue to impact the United States fiber markets, adversely affecting profitability. Both North American and global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET.

Our profitability is primarily determined by our raw material margins, which is the difference between product selling prices and raw material costs. Both fiber and PET resin raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A $.01 change in raw material margin on approximately 2.0 billion pounds of fiber and resin volume results in an annual change of approximately $20.0 million in pretax income.

Selling prices and raw material costs each may be affected by actions of our competitors, global economic and market conditions, export and import activity, and the prices of competing materials.

Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience, information received from third parties and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates.

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. We believe the following critical accounting policies, among others, involve significant judgments and estimates used in the preparation of the consolidated financial statements.

Accounts Receivable

We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We have established a reserve for uncollectible accounts receivable based on our evaluation of the credit-worthiness of our customers and the potential risks inherent in their businesses. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. These judgments could vary significantly from actual amounts realized, resulting in changes in bad debt expense and allowances. At December 31, 2001, we had 23 customers with a receivable balance greater than $1.0 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is principally determined by the first-in, first-out method. We record adjustments to the value of the inventory based upon our forecasted plans to sell the inventories. The physical condition (i.e., quality) of the inventories is also considered in establishing its valuation. These judgments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements for various reasons, including changes in future economic conditions, customer inventory levels, or competitive conditions that differ from our expectations. Changes in our inventory valuation resulting from such variances would affect our cost of sales.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation for assets is provided based on their estimated useful lives and is computed on the straight-line method and the units of production method. Changes in circumstances such as technological advances, changes to our capital strategy, or changes to our business model could result in the actual useful lives differing from our estimates, in which case our earnings could be affected.

Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If indicators of impairment exist and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts, we recognize an impairment loss. The estimate of undiscounted cash flow is based upon, among other things, certain assumptions about future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, economic conditions, changes in our business model, or changes in our operating performance.

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize the recorded value of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Pension Benefits

Our pension benefit costs and liabilities are calculated utilizing various actuarial assumptions and methodologies prescribed under SFAS No. 87, "Employers' Accounting for Pensions." We utilize certain assumptions, including, but not limited to, the selection of the discount rate, the expected rate of return on plan assets, projected salary increases, and mortality rates. The actuarial assumptions used in our pension reporting are reviewed annually and compared to external benchmarks to assure our pension obligations are properly stated. Changes in assumptions and future investment returns could affect our pension expense and related funding requirements.

Environmental Liability

Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals represent our best estimate of probable non-capital environmental expenditures. The final resolution of these contingencies could result in expenses different than current accruals, and therefore have an impact on our consolidated financial results in a future reporting period.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with these Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

We adopted the new rules on accounting for goodwill and other intangible assets in January 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in our 2002 net earnings of approximately $8.4 million, or $0.26 per diluted share. We did not have any intangible assets with indefinite lives at December 31, 2001. In addition, we have completed our initial assessment of goodwill for impairment using the two-step approach described in SFAS No. 142 and determined that the goodwill related to our FRPG segment is impaired. As required by the Statement, the carrying value of this goodwill will be reduced by approximately $197.0 million to its implied fair value by recording the reduction as a cumulative effect of accounting change in our first quarter 2002 financial statements. Goodwill has previously been evaluated for impairment by comparing the entity level unamortized goodwill balance to projected undiscounted cash flows, which did not result in an indicated impairment.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 144 in January 2002. As a result of a March 2002 decision related to our new fiber strategy (see "Recent Developments-New Fiber Strategy"), in accordance with this Statement, we will report the net assets of our POY business and our small recycled textile polyester staple fiber business as assets held for sale with related income or loss from the operations of those net assets and any gain or loss relating to the disposal of the assets as discontinued operations. The property, plant and equipment had a carrying value of approximately $32.0 million at December 31, 2001, and will be reflected in our first quarter 2002 financial statements at their fair value less cost of disposal. Any adjustment to the carrying value of those assets will also be recorded as discontinued operations. We have not determined the effect the adoption of this Statement will have on our results of operations or financial position.

CHANGE IN INVENTORY VALUATION

The earnings and balance sheet data for all prior periods have been restated to reflect our change from the "Last-In, First-Out" (LIFO) to the "First-In, First-Out" (FIFO) method of inventory accounting that occurred in the third quarter 2001. We believe the change is preferable because (1) it provides more meaningful financial information of our performance to management and shareholders; (2) we expect inventory costs and quantities to decrease; and (3) the FIFO method is the predominant method used by our competitors. For more information on the accounting change, see note 2 to the Consolidated Financial Statements.

NEW FIBER STRATEGY

In January 2002, we announced plans to refocus the strategy of our polyester fibers business in order to be less dependent on commodity fibers. We plan to direct our production capacity toward more differentiated, higher value-added products, taking advantage of our unique production capabilities of polymer and extrusion fiber manufacturing and our chemical and recycled-based raw material sources. We believe that this new strategy will enable us to face the competitive challenges presented by the imports of textile and apparel fiber and finished goods that continue to adversely affect the domestic fibers market, particularly the domestic commodity textile market.

As a result of our review of strategic alternatives, in March 2002 we decided to sell our POY business and our small recycled textile polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. These two businesses will be reflected as discontinued operations in our financial statements for the first quarter of 2002.

IDLE ASSETS

We completed the construction of our Pearl River facility in 2000. This facility consists of two resin lines and one staple fiber line. The resin lines were completed in 1999. A portion of the staple fiber line commenced operation in the second quarter of 2000. This line operated at approximately half of its capacity since certain of its critical components did not meet specifications. During the second, third and fourth quarters of 2000, we incurred additional expenses due to the inefficient operation of this line. By December 2000, we remedied the mechanical problems. However, we idled the staple fiber line because of the expected over-supply of polyester staple fiber in the United States in 2001. The activities necessary to idle our Pearl River staple fiber line increased costs in the fourth quarter of 2000. As a result, we recorded a charge of approximately $2.0 million ($1.3 million after-tax), or $0.04 per diluted share, in December 2000. See "Outlook" below for information on our ability to utilize the idle fiber line. We currently intend to announce our plans for utilizing these assets by the end of the second quarter 2002.

PRODUCTION OUTAGES

In May 2001, we experienced a production outage at our Palmetto Plant in Darlington, South Carolina, which resulted in a temporary shutdown of the entire facility. The power outage caused lost production volumes of approximately 80 million pounds, split equally between our two reportable operating segments. Total costs and property damage associated with this outage was approximately $9.9 million. During the second quarter of 2001, we reduced our property damage expense for that portion of the insurance claim by $3.4 million. In addition to property damage and other costs, we estimated we incurred lost profits of approximately $6.0 million, resulting from lost sales in the second and third quarters. We calculated lost profits by assuming the lost production was sold at the average selling price of comparable products during the second quarter of 2001. However, results may have been different if the actual product mix, volume, and pricing had differed from our assumptions. In the fourth quarter of 2001, we settled our property damage and business interruption insurance claims and recorded additional income of approximately $7.2 million. As a result, we estimated our full year unreimbursed financial impact was $5.3 million ($3.5 million after tax), or $0.11 per diluted share.

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

RESULTS OF OPERATIONS

2001 Compared To 2000

Total net sales for 2001 decreased 3.2% to $1,081.3 million from $1,116.7 million for 2000. This decrease was primarily due to lower volumes in our FRPG business.

Net sales for the PPG increased 6.9% to $530.7 million in 2001 from $496.6 million in 2000, reflecting higher volumes that were partially offset by slightly lower selling prices in our PET resins business. PET resin sales increased 15.1% in the first half of 2001, reflecting both higher volumes and improved selling prices. However, the PET resins domestic business experienced severe selling price pressures in the second half of 2001 in spite of improving industry capacity utilization. In both the North American and European markets, industry inventory liquidation by PET resins end users resulted in decreased selling volumes, which exacerbated selling price and margin erosion toward the end of the year.

Net sales for the FRPG decreased 11.2% to $550.6 million in 2001 from $620.1 million in 2000, due to lower volumes and lower selling prices resulting from the depressed state of the domestic fibers market. During 2001, fibers end users continued to lose market share in the domestic textile and apparel retail market to imports, resulting in approximately 100 textile mill closings. During this same period, polyester staple fiber capacity continued to decline, continuing the trend of the last several years. In 2001, approximately 250 million pounds of staple fiber capacity, or approximately 10% of the market capacity, was either shuttered or converted to other polyester products by the polyester fibers industry.

Cost of sales decreased 0.5% to $979.8 million in 2001 from $985.2 million in 2000. Cost of sales as a percentage of sales was 90.6% for 2001, compared to 88.2% for 2000. During 2001, our operations were negatively impacted by a production outage and higher raw material costs. PPG's cost of sales as a percentage of sales remained flat compared to 2000. FRPG's cost of sales as a percentage of sales increased in 2001 compared to 2000, primarily due to higher unabsorbed costs resulting from lower production volumes and higher raw material costs.

As a result of the foregoing, gross profit decreased to $101.4 million in 2001 from $131.5 million in 2000. Gross profit was adversely affected by the production outage. The gross profit margin was 9.4% in 2001 compared to 11.8% in 2000.

During the second quarter of 1999, we implemented an overall cost reduction and productivity improvement plan, which was completed in the fourth quarter of 2000. In 2000, we recognized restructuring income of $0.8 million ($0.5 million after tax), or $0.02 per diluted share, from over-accruals related to this plan. For additional information, see note 7 to the Consolidated Financial Statements.

Selling, general and administrative expenses increased to $73.9 million, or 6.8% of sales, in 2001 compared to $69.4 million, or 6.2% of sales, in 2000, partially due to increased selling costs of new products, wage increases, and increased professional fees.

As a result of the foregoing, we reported operating income of $27.5 million for 2001 compared to $62.9 million for 2000.

Net interest expense was $18.0 million in both 2001 and 2000.

Our effective tax rate for 2001 was 12.0% compared to 27.0% for 2000. The principal items affecting our rate are foreign earnings, which are taxed at rates lower than U.S. rates, and amortization of nondeductible goodwill. The net effect of these two items was a reduction in the tax rate.

As a result of the foregoing, we reported net earnings of $8.4 million, or $0.26 per diluted share, for 2001 compared to net earnings of $32.8 million, or $1.03 per diluted share, for 2000.

2000 Compared To 1999

Total net sales for 2000 increased 19.4% to $1,116.7 million from $935.4 million for 1999. This increase was primarily due to improved selling prices and increased volumes for the PPG. Net sales for the FRPG increased 3.6% to $620.1 million in 2000 from $598.4 million in 1999, due to improved fiber selling prices. Net sales for the PPG increased 47.4% to $496.6 million in 2000 from $337.0 million in 1999, reflecting significantly improved selling prices and increased volume from having a full year's production from the two PET resin lines at the Pearl River facility that started up during the first half of 1999.

Cost of sales increased 15.7% to $985.2 million in 2000 from $851.8 million in 1999. Cost of sales as a percentage of sales was 88.2% for 2000, compared to 91.1% for 1999. During 2000, our operations were negatively impacted by significantly higher raw material costs, higher energy costs (primarily natural gas), costs associated with commencing the staple fiber operations at the Pearl River facility, a charge relating to the activities necessary to idle the Pearl River staple fiber production assets (see above), and the impact of the Euro. The effect of these items was offset in part by income from business interruption insurance of $5.1 million ($3.3 million after tax) in 2000, compared with an additional expense of $8.8 million ($6.1 million after tax) related to the production outages in 1999, and cost savings associated with the 1999 restructuring. For additional information, see "Production Outages" above and notes 7 and 8 to the Consolidated Financial Statements. FRPG's cost of sales as a percentage of sales increased in the 2000 period compared to the 1999 period. This increase was primarily due to significantly higher raw material costs, energy costs and start-up costs of the staple fiber line at the Pearl River facility, which more than offset higher selling prices and improved results from our European fibers business. PPG's cost of sales as a percentage of sales decreased in 2000 compared to 1999, resulting primarily from significantly higher PET resin selling prices and higher unit volumes, offset in part by higher chemical raw material costs. In addition, the prior period was affected by a production outage as discussed above.

As a result of the foregoing, gross profit increased to $131.5 million in 2000 from $83.6 million in 1999. The gross profit margin was 11.8% in 2000 compared to 8.9% in 1999.

During the second quarter of 1999, we implemented an overall cost reduction and productivity improvement plan. As a result, we recorded a pretax restructuring charge in our 1999 earnings of $17.4 million ($11.9 million after tax), or $0.38 per diluted share. The 1999 restructuring was completed in the fourth quarter of 2000. In 2000, we recognized restructuring income of $0.8 million ($0.5 million after tax), or $0.02 per diluted share, from over-accruals. For additional information, see note 7 to the Consolidated Financial Statements.

Selling, general and administrative expenses amounted to $69.4 million, or 6.2% of sales, in 2000 compared to $72.4 million, or 7.7% of sales, in 1999. These expenses declined primarily as a result of our 1999 cost reduction and productivity improvement plan and savings associated with our closed facilities, offset in part by discounts taken on accounts receivable sold. For additional information, see notes 3 and 7 to the Consolidated Financial Statements.

As a result of the foregoing, we reported operating income of $62.9 million for 2000 compared to an operating loss of $(6.1) million for 1999.

Net interest expense was $18.0 million in 2000 compared to $13.3 million in 1999. The increase was due to less interest being capitalized in 2000 relating to the construction in progress at the Pearl River facility and higher interest rates, offset in part by a lower level of debt.

Our effective tax rate for 2000 was 27.0% compared to 32.0% for 1999. The rate for 2000 decreased primarily as a result of improved earnings in our European operations that is taxed at a rate significantly lower than U.S. rates.

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

As a result of the foregoing, we reported net earnings of $32.8 million, or $1.03 per diluted share, for 2000 compared to a net loss of $(15.0) million, or $(0.48) per diluted share, for 1999.

OUTLOOK

The following statements are forward-looking statements and should be read in conjunction with the "Forward-Looking Statements; Risks and Uncertainties" below.

We expect profitability from continuing operations throughout 2002. However, while we expect to report income from continuing operations in the first quarter, we will have a net loss due to the cumulative effect of an accounting change related to goodwill (discussed below) and the effect of discontinued operations. See "Impact of Recently Issued Accounting Pronouncements" above for additional information.

During February 2002, announcements were made that the U.S. selling price of PET resins would increase by $.05 per pound effective April 1, 2002. We expect the higher selling price in PET resins and improved industry capacity utilization to result in higher margins and profitability in 2002 over 2001. However, given the competitive nature of our business and other market influences, there can be no assurance that price increases or margin improvements will occur or be maintained throughout the year.

We expect North American and global demand for PET resins to grow and capacity utilization to improve during the next several years. We have the ability to add up to 450 million pounds of low-cost annual PET resin capacity by utilizing the idle staple fiber assets at our Pearl River facility and/or the polyester resins assets at our Palmetto facility that are now servicing the POY business that we are selling. We will look to the best alternatives of quality, process cost and capital cost as we decide on our strategy for utilizing these assets. We intend to take advantage of the anticipated growth in demand in the PET resins market and to grow as that market grows. We intend to announce our plans by mid-year 2002.

For information on our new Fibers Strategy and the discontinuance of our POY business and our small textile polyester staple fiber business, see Item 1. "Business-Recent Developments."

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." As a result of the discontinuance of the amortization of goodwill and intangible assets with indefinite useful lives, our 2002 net earnings will benefit from the adoption of this Statement by approximately $8.4 million, or $0.26 per diluted share when compared to 2001. Our initial assessment of the impairment of goodwill as required by the Statement has indicated that a charge of approximately $197.0 million is required. This charge will be recorded in the first quarter of 2002 as a cumulative effect of a change in accounting principle.

In January 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We have not quantified the effect the adoption of this Statement will have on our results of operations or financial position. For additional information, see "Impact of Recently Issued Accounting Pronouncements" above.

In 2002, we intend to use cash generated from operations to pay-down debt. The following are certain key financial estimates for 2002:

    Volume Estimates-----------------------------------------PET Resin 1.0 billion pounds

Fibers .85 billion pounds
    Depreciation and Amortization ------------------------$55 to $60 million
    Capital Expenditures ------------------------------------$25 to $30 million
    Increased Costs of New Fiber Strategy--- --------------$3 to $4 million
    (Including Research and Development Costs)

ENVIRONMENTAL MATTERS

Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. We take a proactive approach in addressing the applicability of these laws and regulations as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We have identified certain situations that will require future capital and non-capital expenditures to maintain or improve compliance with current environmental laws and regulations. The majority of the identified situations are found at our largest manufacturing facilities and primarily deal with groundwater remediation, quality of air emissions and wastewater treatment processes.

Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between $6.6 million and $22.1 million. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $10.5 million and $13.0 million at December 31, 2001 and 2000, respectively, which are reflected as other noncurrent liabilities in our Consolidated Balance Sheet. These accruals represent our best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from $6.5 million to $18.5 million. These non-capital and capital expenditures are expected to be incurred during the next 10 to 20 years. We believe that we are entitled to recover a portion of these expenditures under indemnification and escrow agreements. During 2001, 2000 and 1999, net expenses associated with environmental remediation and ongoing assessment were not significant. For additional information, see notes 1 and 11 to the Consolidated Financial Statements.

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

CAPITAL RESOURCES AND LIQUIDITY

Our overall cash needs for 2001 were primarily provided from operations. Net cash provided by operations was $91.3 million for 2001 compared to $71.8 million for 2000. This increase is primarily due to lower accounts receivable and inventories, partially offset by reductions in accounts payable and accrued liabilities.

Net cash used in investing activities amounted to $28.1 million in 2001 compared to $39.1 million in 2000. Investments in both years included capital expenditures to maintain our business. In 2000 our investing activities included approximately $25.0 million of capital expenditures to complete our Pearl River facility. For information about expected capital expenditures in 2002, see "Outlook" above.

Net cash used in financing activities amounted to $61.3 million in 2001 compared to $32.2 million in 2000. Net repayments of long-term debt amounted to $50.9 million in 2001 compared to $23.0 million in 2000. This resulted from lower capital expenditures and improved cash flow from operations in 2001.

The following table describes our debt facilities, providing details as to the maturity of these facilities and amounts outstanding at December 31, 2001, as well as available funding from both committed and uncommitted facilities.

TABLE I	December 31, 2001 (In Millions)
	Maturity	Total Facility	Commitment	Amount Outstanding	Amounts Available under all Facilities	Amounts Available under Committed Facilities
Uncommitted Lines of Credit (1)	N/A	$145.0	N/A	$ 40.0	$105.0
364 Day Facility (2)	Sept 2002	$125.0	$ 85.0		$ 85.0	$ 85.0
Prudential Note (3)	Feb 2003	$ 50.0	$ 50.0	$ 50.0
Revolving Bank Facility (4)	Sept 2003	$275.0	$275.0	$115.0	$160.0	$160.0
Metropolitan Note (5)	Nov 2004	$ 35.0	$ 35.0	$ 35.0
Hancock Note (6)	Dec 2011	$ 40.0	$ 40.0	$ 40.0
Industrial Revenue Bonds (7)	2010+	$ 50.6	$ 50.6	$ 50.6
Financial Instruments (8)	N/A	($1.5)	N/A	($ 1.5)	______	______
Total		$719.1 =====		$329.1 =====	$350.0 =====	$245.0 ======

(1) We have uncommitted lines of credit from banks that participate in our revolving credit facility and from other banks. Generally these lines of credit can be terminated at any time as long as we have not borrowed against them. We use these lines to borrow at competitive rates on a short-term basis.

(2) We initially established the $125.0 million unsecured 364-day revolving credit facility as a back-up liquidity facility in 1999. Certain banks participating in the facility renewed their commitments in 2000 and 2001. Upon renewal of the facility in September 2001 some banks either elected to renew at their same amount, increase, reduce, or did not renew their commitment. As a result, we currently have approximately $85.0 million in committed availability. We have never utilized this facility and we do not expect to utilize it in the future.

(3) We borrowed $50.0 million from Prudential Insurance Company in February 2000 at an interest rate of 8.41% as senior unsecured indebtedness with a single principal payment due in February 2003. In conjunction with this financing, we entered into interest rate swaps, which effectively convert the total amount of this fixed-rate debt to floating-rate debt. See below for more information about our derivative financial instruments.

(4) We initially entered into a 4-year $325.0 million unsecured revolving credit agreement in September 1999. In April 2000, we voluntarily reduced the commitment to $275.0 million. Amounts borrowed under this facility are borrowed at floating rates and normally have maturities of six months or less, although it is possible to borrow until September 2003, the maturity date of the facility.

(5) We borrowed $35.0 million from Metropolitan Life Insurance Company in November 2001 as senior unsecured indebtedness at a floating interest rate based on Libor with a single principal payment due in November 2004.

(6) We borrowed $40.0 million from Hancock Life Insurance Company in December 2001 as senior unsecured indebtedness at an interest rate of 7.55% with a single principal payment due in December 2011. In conjunction with this financing, we entered into interest rate swaps, which effectively convert the total amount of this fixed-rate debt to floating-rate debt.

(7) We issued $50.6 million of Industrial Revenue Bonds in the 1990's. These are senior unsecured bonds that mature on various dates beginning in 2010. These bonds bear interest at a floating rate and are supported by letters of credit that may be terminated upon 13 months notice. If a letter of credit is terminated, we would have to replace it, arrange for other security, or redeem the Bonds.

(8) We have various financial instruments described above, in Item 7A. "Quantitative and Qualitative Disclosure about Market Risk" and in note 16 to the Consolidated Financial Statements. The financial instruments have a net value at December 31, 2001 of approximately $1.5 million that is accounted for as a reduction of our debt obligations.

In addition to our debt commitments, we have entered into other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 31, 2001 under all long-term debt agreements (see the Amounts Outstanding in the table above), commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations. Historically, we have been able to pay, renew or refinance these contractual obligations in advance of their termination dates and expect to maintain this ability for the foreseeable future. See "Forward-Looking Statements; Risk and Uncertainties."

TABLE II	Payments Due by Period (In Millions)
Contractual Obligations	Total	2002	2003	2004	After 2004
Long Term Debt (see Table I)	$329.1		$203.4	$ 35.0	$90.7
Receivables Securitization (1)	$ 76.0	$ 76.0
Operating Leases including Sale and Leaseback (2)	$201.5	$ 16.4	$ 15.1	$159.4	$10.6
Raw Material Purchase Obligations (3)	$135.0	$ 19.3	$ 19.3	$ 19.3	$77.1
Total	$741.6 =====	$111.7 =====	$237.8 =====	$213.7 =====	$178.4 =====

(1) We entered into a receivables securitization program in May 1999 that enables us to sell certain accounts receivable at a discount. This type of funding permits us to obtain funds at a rate lower than the borrowing rates available on our uncommitted lines or our revolving credit agreements. The program was structured as a 364-day facility with the expectation that the program would be renewed annually. We have renewed the program twice and expect to continue to renew the program. If the program were not renewed or replaced, we would not be able to sell our receivables in this manner and our receivables and debt would each increase by the amount of the receivables that would otherwise have been sold at that time.

(2) The resin assets at our Palmetto facility were sold in June 1999 in a sale and leaseback transaction. The equipment was purchased from us for its fair market value (as verified by an independent appraisal) of $150.0 million. Under the 5-year operating lease we entered into for this equipment, our rental payments are approximately $8.3 million annually, which is lower than the financing cost we otherwise would have incurred if we had borrowed the fair market value of the equipment at the time of the transaction. By June 2004 (the end of the lease term), we expect to either renew or replace the lease or purchase the equipment for $150.0 million. If this program were terminated, we expect our fixed assets and debt would each increase by $150.0 million. In addition to this transaction, we have normal operating leases with aggregate rental payments approximating $8.1 million in 2002 and varying amounts thereafter.

(3) We have entered into several contracts for varying terms of up to 10 years to purchase raw materials. We have agreed to make unconditional minimum annual payments of $19.2 million per year with respect to one of these contracts that expires in December 2008. If certain conditions relating to this supply contract are not met, we could be required to pay the present value of approximately five years payments in 2004. If this were to occur, our debt would increase by approximately $75.0 million. This contract represents less than one third of our annual raw material purchases.

Except for certain of the contractual obligations discussed above, we did not have any material relationships with unconsolidated entities or financial partnerships, often referred to as special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes.

Many of the contractual obligations in Table II contain provisions that change the costs of the obligations (e.g., interest rates) based on our credit ratings. In 2001 we were rated as investment grade by both rating agencies. We are currently rated BB+ with a stable outlook by Standard and Poor's (S&P) (non-investment grade) and Baa3 with a negative outlook by Moody's Investors Service (Moody's) (investment grade). After S&P's recent changes to our rating, we expect our costs under these contractual obligations to increase by approximately $0.5 million in 2002 compared to 2001. If we are not rated as investment grade by both S&P and Moody's, our costs under these contractual agreements would increase by approximately $4.0 million in 2002 compared to 2001.

Substantially all of the contractual obligations in Table II contain normal financial and restrictive covenants. The principal financial covenants require that we maintain a debt to capital ratio of less than 55% and a ratio of EBITDA (earnings before charges for interest, taxes, depreciation and amortization) from continuing operations to our net interest expense (both for the previous four quarters) of greater than 3.5 to 1. At December 31, 2001, our debt to capital ratio was 35% and our ratio of EBITDA to net interest was 5.3 to 1. These obligations also contain covenants that prohibit liens except in certain situations. Certain subsidiaries have guaranteed substantially all of our indebtedness for borrowed money. These obligations also contain cross acceleration and cross payment default provisions for amounts greater than $10.0 million. At December 31, 2001, we were in compliance with the covenants and expect to remain in compliance for the foreseeable future. See note 9 to the Consolidated Financial Statements. However, if current business conditions deteriorate or certain events occur (including those set forth in "Forward Looking Statements, Risks and Uncertainties" below), we may breach these covenants, in which case substantially all of these contractual obligations would immediately become due and payable. If this occurred, there is no certainty these obligations could be refinanced. If these obligations were refinanced under those circumstances, there is a high probability that we would incur increased costs and some or all of the contractual obligations would be classified as debt on our balance sheet.

We have an effective registration statement on file with the Securities and Exchange Commission to issue up to $400 million of debt and/or equity securities. Access to public debt and equity markets, however, is dependent upon a variety of factors, including general market conditions and investors' perceptions regarding our industry and our expected performance. We have not sold any securities under the shelf registration.

The financial resources available to us at December 31, 2001 included $350.0 million under our revolving credit facilities and unused short-term uncommitted lines of credit, the public and private debt and equity markets, and internally generated funds. Based on our debt level as of December 31, 2001, we could have had an average of approximately $265.0 million of additional debt outstanding during the year without amending the terms of our debt agreements. Our current financing sources are primarily dependent on the bank and commercial paper markets since these are the lowest cost funds available. The availability and cost of these funds can change in a short period of time for a variety of reasons. As a result, we cannot be sure that low cost financing will continue to be available to us. However, we believe our financial resources will be sufficient to meet our foreseeable needs for working capital, capital expenditures and dividends.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "expects," "anticipates," and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: demand and competition for polyester fiber and PET resins; the financial condition of our customers; availability and cost of raw materials; availability and cost of petrochemical feedstock necessary for the production process; changes in financial markets, interest rates, credit ratings, and foreign currency exchange rates; tax risks; U.S., European, Far Eastern and global economic conditions; prices and volumes of imports; work stoppages; levels of production capacity and profitable operation of assets; changes in laws and regulations; prices of competing products; natural disasters and acts of terrorism; and our ability to complete capital projects on time and budget and to maintain the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

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

The financial condition of our customers impacts our profitability.

Our customers include textile mills, yarn spinners, the injection molding industry and the manufacturers of plastic containers. Although the FRPG does not have any single customer that has a material effect on the segment, the PPG has five customers that represented approximately 59% of the PPG's total net sales in 2001. If our customers have financial difficulties, this could affect our profitability by decreasing our sales and/or resulting in the uncollectibility of accounts receivable.

Fiber and textile imports continue to adversely impact our margins.

The U.S. and European fiber and textile markets continue to be severely impacted by imports, principally from Far Eastern countries. Imports of fiber and fiber products continue to cause an over-supply which decreases fiber margins. The price and volume of imports have and are expected to continue to significantly impact the profitability of our businesses.

Our operations are dependent on the availability and cost of our raw materials.

Our operations are substantially dependent on the availability and cost of our two primary raw materials, PTA and MEG. We currently rely on a single producer for our domestic supply of PTA and a limited number of sources for MEG. The effect of the loss of any producer, a disruption in their businesses or a failure to meet our product needs on a timely basis would depend primarily upon the length of time necessary to find a suitable alternative source. At a minimum, temporary shortages in needed raw materials could have a material adverse effect on our results of operations. We cannot be sure that the precautions we have taken would be adequate or that an alternative source of supply could be located or developed in a timely manner.

The availability and costs of our financing could adversely affect our profitability.

Certain events could reduce our access to financing and/or increase our financing costs. We are dependent on the banks and commercial paper markets for our financing. These markets are volatile and the availability of financing and interest rates fluctuate based on conditions in the markets and lenders' perception of our business. The bank markets can be influenced by the economy, by the general credit environment, by the credit environment of our industry, and by the performance of the individual financial institution. The commercial paper markets can be influenced by other financial markets. In addition, our ability to borrow at competitive costs is influenced by our public debt ratings. Significant disruptions in these markets or lowering of our credit ratings could reduce our access to funds and/or increase our cost of funds. In addition, if current business conditions deteriorated or other events occurred that resulted in a breach of our covenants under our debt and certain other contractual obligations, all amounts due under these obligations would immediately become due and payable. If this occurred, there is no certainty these obligations could be refinanced and, if they were, we would probably incur increased costs and some or all of the obligations would be classified as debt on our balance sheet. For additional information, see "Capital Resources and Liquidity" above.

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

Regulatory changes may affect the demand for our products.

Some of the end uses of our products are subject to federal and/or state regulations. Adverse changes in these regulations could affect the demand for our products and adversely affect our profitability.

Additional liabilities may be proposed by tax authorities.

We have entered into global tax planning initiatives in the normal course of our business. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably.

Increases in energy costs could adversely affect our profitability.

Increases in energy costs impact our profitability by increasing our raw materials costs and production costs. The prices of substantially all of our raw materials are impacted by changes in petrochemical costs. Our facilities utilize natural gas as their primary energy source, although some have the ability to switch a portion of their consumption to fuel oil. An increase in these costs could adversely affect our profitability.

Actual costs for environmental matters may vary from the estimates.

Actual costs and future estimated costs for identified environmental situations may change. Given the inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability and evolving related technologies, we could have higher future environmental expenditures.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS

We do not hold or issue derivative financial instruments for trading purposes. We use derivative financial instruments to manage our exposure to fluctuations in interest rates and foreign exchange rates. For additional discussion of our use of such instruments, see notes 1, 2, 9 and 16 to the Consolidated Financial Statements.

INTEREST RATE RISK

Because our obligations under our bank facilities, bid loans and uncommitted lines of credit bear interest at floating rates, our earnings and cash flows are affected by changes in prevailing interest rates. A 10% increase in market interest rates from those at December 31, 2001 and 2000 would reduce income before income taxes by approximately $1.3 million and $1.8 million, respectively, and reduce cash flow from operations by $3.0 million and $2.6 million, respectively. Our interest rate financial instruments at December 31, 2001 exactly match the terms of the $90.0 million of fixed-rate debt. Any potential decrease in the fair value of our interest rate financial instruments will be offset by changes in the value of our fixed-rate debt.

FOREIGN CURRENCY RISK

We use foreign currency debt and foreign currency purchase and sale contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. These financial instruments are primarily used to hedge certain accounts receivable denominated in foreign currencies. If foreign currency exchange rates at December 31, 2001 and 2000 adversely changed by 10%, the fair value of these financial instruments outstanding at December 31, 2001 and 2000 would decline by approximately $0.8 million and $1.3 million, respectively. However, such loss in fair value would be substantially offset by an increase in the fair value of our underlying exposure. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential changes in any underlying hedged amount or changes in sales levels affected by changes in local currency prices.

Item 8.	Financial Statements and Supplementary Data
WELLMAN, INC. Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	32
Consolidated Balance Sheets as of December 31, 2001 and 2000	33
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999	34
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	35
Notes to Consolidated Financial Statements	36
Report of Independent Auditors	57
Consolidated financial statement schedules for the years ended December 31, 2001, 2000 and 1999: II - Valuation and qualifying accounts	58

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2001	2000	1999
		(Restated)	(Restated)

Net sales	$1,081,279	$1,116,706	$935,401
Cost of sales	979,848	985,242	851,763
Gross profit	101,431	131,464	83,638
Selling, general and administrative expenses	73,941	69,393	72,385
Restructuring charges (benefit)	--	(793)	17,382
Operating income (loss)	27,490	62,864	(6,129)
Interest expense, net	17,957	17,959	13,281
Earnings (loss) before income taxes and cumulative effect of accounting change	9,533	44,905	(19,410)
Income tax expense (benefit)	1,144	12,137	(6,214)
Earnings (loss) before cumulative effect of accounting change	8,389	32,768	(13,196)
Cumulative effect of accounting change, net of tax	--	--	(1,769)
Net earnings (loss)	$ 8,389 =======	$ 32,768 =======	$(14,965) =======
Basic net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.27	$ 1.04	$ (0.42)
Cumulative effect of accounting change	--	--	(0.06)
Net earnings (loss)	$ 0.27 =======	$ 1.04 =======	$ (0.48) =======
Basic weighted-average common shares outstanding	31,542 =======	31,367 =======	31,203 =======
Diluted net earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 0.26	$ 1.03	$ (0.42)
Cumulative effect of accounting change	--	--	(0.06)
Net earnings (loss)	$ 0.26 =======	$ 1.03 =======	$ (0.48) =======
Diluted weighted-average common shares outstanding	32,031 =======	31,884 =======	31,203 =======

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
	December 31,
(In thousands, except share data)	2001	2000
		(Restated)
Assets:
Current assets:
Cash and cash equivalents	$ 1,814	$ --
Accounts receivable, less allowance of $3,871 in 2001 and $3,968 in 2000	54,674	90,686
Inventories	146,064	177,885
Prepaid expenses and other current assets	4,942	1,638
Total current assets	207,494	270,209
Property, plant and equipment, at cost:
Land, buildings and improvements	165,551	164,432
Machinery and equipment	1,076,170	1,059,521
Construction in progress	8,855	7,911
	1,250,576	1,231,864
Less accumulated depreciation	491,147	439,605
Property, plant and equipment, net	759,429	792,259
Goodwill, net	230,458	239,518
Other assets, net	33,041	25,501
	$1,230,422 ========	$1,327,487 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 57,398	$ 83,558
Accrued liabilities	34,439	36,774
Current portion of long-term debt	--	5,152
Other	13,789	14,007
Total current liabilities	105,626	139,491
Long-term debt	329,136	371,672
Deferred income taxes and other liabilities	182,921	190,799
Total liabilities	617,683	701,962
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 34,335,437 shares issued in 2001 and 34,257,073 in 2000	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	247,560	245,900
Accumulated other comprehensive loss	(22,037)	(10,663)
Retained earnings	436,706	439,778
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	612,739	625,525
	$1,230,422 ========	$1,327,487 ========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
(In thousands)
Balance at December 31, 1998 (Restated)	33,816	$34	$237,810	$ 5,133	$444,675	$(49,524)	$638,128
Net loss (Restated)					(14,965)		(14,965)
Currency translation adjustments				(11,152)			(11,152)
Total comprehensive loss (Restated)							(26, 117)
Cash dividends ($0.36 per share)					(11,310)		(11,310)
Issuance of restricted stock, net	123		1,168				1,168
Amortization of deferred compensation, net			495				495
Balance at December 31, 1999 (Restated)	33,939	34	239,473	(6,019)	418,400	(49,524)	602,364
Net earnings (Restated)					32,768		32,768
Currency translation adjustments				(3,184)			(3,184)
Minimum pension liability adjustment				(1,460)			(1,460)
Total comprehensive income (Restated)							28,124
Cash dividends ($0.36 per share)					(11,390)		(11,390)
Exercise of stock options, net	82		1,525				1,525
Contribution of common stock to employee benefit plan	192		3,797				3,797
Issuance of restricted stock, net	44		683				683
Amortization of deferred compensation, net			422				422
Balance at December 31, 2000 (Restated)	34,257	34	245,900	(10,663)	439,778	(49,524)	625,525
Net earnings					8,389		8,389
Currency translation adjustments				(6,311)			(6,311)
Minimum pension liability adjustment				(4,951)			(4,951)
Fair value of derivatives				(112)			(112)
Total comprehensive loss							(2,985)
Cash dividends ($0.36 per share)					(11,461)		(11,461)
Exercise of stock options, net	44		775				775
Issuance of restricted stock, net	34		340				340
Amortization of deferred compensation, net			545				545
Balance at December 31, 2001	34,335 =====	$34 ===	$247,560 =======	$(22,037) =======	$436,706 =======	$(49,524) ======	$612,739 =======

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(In thousands)	2001	2000	1999
		(Restated)	(Restated)
Cash flows from operating activities:
Net earnings (loss)	$ 8,389	$ 32,768	$(14,965)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	57,936	58,880	60,554
Amortization	9,886	9,849	9,559
Deferred income taxes and other	(11,175)	6,617	(4,258)
Contribution of common stock to employee benefit plan	--	3,797	--
Restructuring charges (benefit)	--	(793)	17,382
Cumulative effect of accounting change	--	--	1,769
Changes in assets and liabilities:
Accounts receivable	33,090	(12,108)	16,190
Inventories	30,003	(18,901)	10,725
Prepaid expenses and other current assets	(1,151)	(998)	1,005
Other assets	(6,583)	(10,267)	(8,496)
Accounts payable, accrued liabilities, and other current liabilities	(27,136)	2,202	4,381
Other liabilities	(2,675)	(3,547)	(1,431)
Other	672	4,260	4,119
Net cash provided by operating activities	91,256	71,759	96,534
Cash flows from investing activities:
Additions to property, plant and equipment	(28,084)	(39,418)	(89,471)
Proceeds from sale and leaseback	--	--	150,000
Proceeds from sale of assets	--	321	1,047
Net cash provided by (used in) investing activities	(28,084)	(39,097)	61,576
Cash flows from financing activities:
Proceeds from debt	75,000	50,000	42,117
Repayments of debt	(125,932)	(73,044)	(190,015)
Issuance of restricted stock, net	340	683	1,168
Dividends paid on common stock	(11,461)	(11,390)	(11,310)
Exercise of stock options, net	775	1,525	--
Net cash used in financing activities	(61,278)	(32,226)	(158,040)
Effect of exchange rate changes on cash and cash equivalents	(80)	436	(70)
Change in cash and cash equivalents	1,814	0	0
Cash and cash equivalents at beginning of year	0	0	0
Cash and cash equivalents at end of year	$ 1,814 ======	$ 0 ======	$ 0 =======
Supplemental cash flow data:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$ 19,344	$ 17,540	$ 13,599
Income taxes	$(40)	$ (8,327)	$(12,242)
Non-cash investing activities financed through government grants	$0	$0	$ 35

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Wellman, Inc. and its subsidiaries (the Company) is an international manufacturing company operating primarily in the United States, Ireland and the Netherlands. The Company primarily manufactures high-quality polyester products, including Fortrel® brand polyester fibers, and PermaClear® and EcoClear® PET (polyethylene terephthalate) packaging resins. The principal markets for polyester and nylon staple fibers are apparel, home furnishings, carpet and industrial manufacturers in the United States, Mexico, and Europe. The principal markets for PET resins are United States, South America, and Europe-based manufacturers of various types of plastic containers.

Principles of Consolidation

The consolidated financial statements include the accounts of Wellman, Inc. and subsidiaries. All material intercompany transactions have been eliminated.

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

Inventories

Inventories are stated at the lower of cost or market. Costs are determined for all inventories using the first-in, first-out (FIFO) method.

Long-Lived Assets

Property, plant and equipment is carried at cost. Depreciation for assets is provided based on their estimated useful lives and is computed using the straight-line and units of production methods. Estimated useful lives for buildings and improvements are 30 to 40 years and 3 to 20 years for machinery and equipment.

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

In 2000 and 1999, the Company extended the estimated useful lives of certain assets to reflect time periods more consistent with actual historical experience and anticipated utilization of the assets. The effect of the change was to increase net earnings by approximately $1,700 ($0.05 per diluted share) and $2,600 ($0.08 per diluted share) in 2000 and 1999, respectively.

Goodwill is amortized on the straight-line method over periods ranging from 30 to 40 years. Accumulated amortization amounted to $103,124 and $94,810 at December 31, 2001 and 2000, respectively.

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

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed or charged to the aforementioned liability.

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

Accumulated other comprehensive income (loss) is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

The components of and changes in other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Minimum	Fair Value	Other
	Currency Translation	Pension	of	Comprehensive
	Adjustments	Liability	Derivatives	Income (Loss)
Balance at December 31, 1998	5,133	--	--	5,133
Changes during year	(11,152)	--	--	(11,152)
Balance at December 31, 1999	(6,019)	--	--	(6,019)
Changes during year (net of taxes of $858)	(3,184)	(1,460)	--	(4,644)
Balance at December 31, 2000	(9,203)	(1,460)	--	(10,663)
Changes during year (net of taxes of $2,569)	(6,311)	(4,951)	(112)	(11,374)
Balance at December 31, 2001	$ (15,514) ========	$ (6,411) =======	$ (112) =======	$ (22,037) ========

Advertising Costs

Advertising costs are charged to expense as incurred. Such costs were approximately $2,100, $1,800, and $2,100 for 2001, 2000, and 1999, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs were approximately $14,600, $15,500 and $16,100 for 2001, 2000, and 1999, respectively.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors. Prior to 1998, the exercise price was equal to or greater than the fair value of the shares at the date of grant. Beginning with options granted in 1998, the exercise price is equal to the average of the highest and lowest sales prices of the Company's common stock over a period of 20 days prior to the date of the grant. Since the Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," it recognizes compensation expense over the vesting period for the difference between the exercise price and the fair value of the shares at the date of grant. The difference between the employee purchase price and the fair value of restricted stock awarded under the Deferred Compensation and Restricted Stock Plan is considered to be compensatory. The amount of non-cash compensation expense recognized in 2001 and 2000 under these plans was not material. See note 13.

Cash and Cash Equivalents

The Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.

Reclassification

Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

Impact of Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

The Company will adopt the new rules on accounting for goodwill and other intangible assets in January 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in the Company's 2002 net earnings of approximately $8,400, or $0.26 per diluted share. The Company does not have any intangible assets with indefinite lives at December 31, 2001. In addition, the Company has completed its initial assessment of goodwill for impairment using the two-step approach described in SFAS No. 142 and has determined that the goodwill related to its FRPG segment is impaired. As required by the Statement, the carrying value of this goodwill will be reduced by approximately $197,000 to its implied fair value by recording the reduction as a cumulative effect of an accounting change in the Company's first quarter 2002 financial statements. Goodwill has previously been evaluated for impairment by comparing the entity level unamortized goodwill balance to projected undiscounted cash flows, which did not result in an indicated impairment.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt the new rules for accounting for the impairment or disposal of long-lived assets in January of 2002 and has not determined the effect the adoption of SFAS 144 will have on its results of operations and financial position.

2.	ACCOUNTING CHANGES

On July 1, 2001, the Company changed its method of accounting for inventories from the "last-in, first-out" (LIFO) method to the "first-in, first-out" (FIFO) method. The Company believes its change is preferable because (1) it provides more meaningful financial information of the Company's performance to management and shareholders; (2) the Company expects inventory costs and quantities to decrease; and (3) the FIFO method is the predominant method used by the Company's competitors. This change in method of inventory accounting has been applied retroactively by restating the prior years' financial statements. The effect of the change was an increase in net earnings for the year ended December 31, 2000 of $4,957, or $0.16 per diluted share, and an increase in the net loss for the year ended December 31, 1999 of $3,915, or $0.13 per diluted share.

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires the Company to recognize all of its derivative instruments as either assets or liabilities on its balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

As described below, the Company utilized only two types of derivatives in 2001, fair value hedges and cash flow hedges. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into income in the same period or periods during which the hedged transaction affects income. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current income during the period of change.

The Company utilizes interest rate swaps to manage the interest rate characteristics of certain debt. At January 1, 2001, the Company had interest rate swaps relating to $50,000 of its fixed-rate debt which exactly match the terms of the underlying debt instruments. These swaps, effectively converting the fixed-rate debt to floating-rate debt, qualify as fair value hedges. The Consolidated Balance Sheet at December 31, 2001 reflected $2,556 for the fair market value of the swaps in other assets, offset by a corresponding change in the fair value of the underlying debt.

The Company operates in international markets and utilizes derivatives to minimize the effect of changes in exchange rates. The Company's European businesses use foreign exchange contracts with maturities of less than twelve months to reduce the exchange risk associated with sales and accounts receivable denominated in other foreign currencies. Contracts that are identified as hedging underlying receivables are fair value hedges, whereas contracts that are identified as hedging future sales are cash flow hedges. The notional amount of the Company's fair value contracts was approximately $14,000 and $0 at January 1, 2001 and December 31, 2001, respectively, and the fair value of these contracts was $633 and $0, respectively. The changes in the fair value hedges were offset by changes in the fair value of the underlying receivables. There were no cash flow hedges at January 1, 2001. At December 31, 2001, the notional amount of the cash flow hedges was approximately $11,883 and the fair value of these contracts was $(129). These forward contracts resulted in $112 of unrealized loss in accumulated other comprehensive loss at December 31, 2001, which will be realized when the underlying transaction gain or loss is recognized in income.

There was no cumulative effect of adoption of Statement No. 133 at January 1, 2001, and the impact on net earnings in 2001 was not material.

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

During 2001, the Company amended its one-year receivables purchase agreement whereby the Company may sell without recourse up to $80,000 in an undivided interest in certain of its domestic trade accounts receivable, on a revolving basis, through an unconsolidated receivables subsidiary. At December 31, 2001 and 2000, trade accounts receivable of approximately $76,000 and $75,000, respectively, were sold under this program. The sales of trade accounts receivable have been reflected as a reduction of accounts receivable in the Company's Consolidated Balance Sheet. The discounts incurred by the Company on the sale of the trade accounts receivables during 2001 and 2000 of approximately $2,925 and $5,100, respectively, were charged to selling, general, and administrative expenses.

4.	INVENTORIES

Inventories consist of the following:

	December 31,
	2001	2000 (Restated)
Raw materials	$ 56,236	$ 66,689
Finished and semi-finished goods	80,184	100,277
Supplies	9,644	10,919
	$146,064 =======	$177,885 =======

At December 31, 2001, certain inventories were valued at market, which was below cost by approximately $2,200.

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2001	2000
Payroll and other compensation	$ 5,321	$ 5,183
Retirement plans	6,431	7,909
Property and other taxes	6,021	4,374
Interest	1,912	2,745
Other	14,754	16,563
	$34,439 ======	$36,774 ======

6.	SALE AND LEASEBACK

During 1999, the Company sold certain production equipment in connection with a sale and leaseback transaction. The lease has been classified as an operating lease. The lease has a term of five years, contains purchase and lease renewal options at projected future fair market values and has a residual value guarantee. The net book value of the equipment sold totaled approximately $118,000. The gain realized from this sale, totaling approximately $32,000, has been deferred and is being credited to income as reductions in rental expense ratably over the lease term. Rent expense, net of the amortized gain, totaled approximately $1,924 and $4,135 for 2001 and 2000, respectively. Future minimum lease payments are currently expected to approximate $8,300 per year through July 2004.

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

The 1999 restructuring plan was completed during the fourth quarter of 2000. The following represents changes in the accruals since the plan was adopted:

	Termination Benefits	Closure and Lease Termination Costs
Initial accrual during the second quarter of 1999	$7,042	$3,276
Cash payments in 1999	(3,635)	(273)
Adjustments in 1999	131	(658)
Accrual balance at December 31, 1999	3,538	2,345
Cash payments in 2000	(3,530)	(1,881)
Adjustments in 2000	(8)	(464)
Accrual balance at December 31, 2000	$ 0 =====	$ 0 =====
8.	PRODUCTION OUTAGES

In May 2001, the Company experienced a production outage at its Palmetto Plant in Darlington, South Carolina, which resulted in a temporary shutdown of the entire facility. The power outage caused lost production volumes of approximately 80 million pounds, split equally between its two reportable operating segments. Total costs and property damage associated with this outage was approximately $9,900 ($6,433 after tax), or $0.20 per diluted share. During the second quarter of 2001, the Company reduced its property damage expense for that portion of the insurance claim by approximately $3,400 ($2,185 after tax), or $0.07 per diluted share. In the fourth quarter of 2001, the Company settled its property damage and business interruption insurance claims and recorded additional income of approximately $7,200 ($4,697 after tax), or $0.15 per diluted share. These costs and the related income from business interruption insurance were reflected in cost of sales.

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

9.	BORROWING ARRANGEMENTS

Long-term debt consists of the following:

	December 31,
	2001	2000
Revolving credit loan facility and bid loans	$110,900	$165,303
Uncommitted lines of credit	40,000	110,841
8.41% senior unsecured note, due February 2003	52,556	50,000
7.55% senior unsecured note, due December 2011	40,000	--
Variable rate senior unsecured note, due November 2004 (3.7% at 12/31/01)	35,000	--
Economic development revenue bonds, at variable interest rates, due 2010-2023	50,680	50,680
	329,136	376,824
Less current portion	--	5,152
	$329,136 =======	$371,672 =======

In September 2001, the Company renewed the 364-day portion of its revolving credit facility and reduced its committed unsecured revolving credit facility to approximately $360,000. The Company's $360,000 unsecured revolving credit facility is comprised of a $125,000 364-day revolving credit facility, of which approximately $85,000 is currently committed, and a $275,000 four-year revolving credit facility. The $275,000 four-year revolving credit facility matures in September 2003. Neither facility has scheduled principal repayments.

In November 2001, the Company borrowed $35,000 pursuant to a senior unsecured note. The note has a floating interest rate based on Libor with a single principal payment due in November 2004. The proceeds were used to pay down other debt.

In December 2001, the Company borrowed $40,000 pursuant to a 7.55% senior unsecured note due December 2011. The proceeds were used to pay down other debt. In conjunction with this financing, the Company entered into interest rate swaps, which effectively convert the total amount of this fixed-rate debt to floating-rate debt. This debt approximates market at December 31, 2001.

The Company borrowed $50,000 in February 2000 pursuant to an 8.41% senior unsecured note due

February 2003. The proceeds were used to pay down other debt. In conjunction with this financing, the Company entered into interest rate swaps, which effectively convert the total of this fixed-rate debt to floating rate debt. The Company estimates it would receive approximately $2,556 if these agreements were terminated at December 31, 2001. In accordance with FAS No. 133, the Company has increased its debt at December 31, 2001 by this amount with a corresponding increase for the fair value of the swaps in other assets.

Terms, rates and maturity dates for the uncommitted lines of credit are agreed upon by the Bank and the Company at each borrowing date. At December 31, 2001, the remaining maturities on the domestic outstanding borrowings ranged from 2 to 22 days with interest rates averaging 2.8%. At year-end, the Company had approximately $105,000 available under these lines. Based on its debt level as of December 31, 2001, the Company could have had an average of approximately $265,000 of additional debt outstanding during the year without amending the terms of its debt agreements.

The economic development revenue bonds (the Bonds) are tenderable by the holders. The Bonds are secured by letters of credit aggregating approximately $51,000 at December 31, 2001. The average effective borrowing rate on these bonds at December 31, 2001 was approximately 3.29%.

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

Scheduled annual maturities of debt are: 2002 - $0; 2003 - $203,457; 2004 - $35,000; 2005 - $0; 2006 - $0, and varying amounts thereafter through 2023.

The carrying amounts of the Company's borrowings under its variable rate credit agreements approximate their fair value at December 31, 2001 and 2000. The fair value of the Company's fixed-rate credit agreements has been obtained from the lender and calculated according to the terms of the agreement. The fair value of the Company's fixed-rate debt, including the related swaps, approximated its carrying value at December 31, 2001 and 2000.

During 2001, 2000 and 1999, the Company capitalized interest of $1,531, $8,333 and $16,618, respectively, as part of the cost of capital projects under construction. Interest expense (net) includes interest income of $1,563, $3,310 and $1,488 for 2001, 2000 and 1999, respectively.

10.	INCOME TAXES

For financial reporting purposes, earnings (loss) before income taxes and cumulative effect of accounting change are as follows:

	Years Ended December 31,
	2001	2000	1999
		(Restated)	(Restated)
United States	$(4,899)	$ 19,504	$(28,992)
Foreign	14,432	25,401	9,582
	$ 9,533 =======	$ 44,905 =======	$(19,410) =======

Significant components of the provision (benefit) for income taxes before cumulative effect of accounting change are as follows:

	Years Ended December 31,
	2001	2000	1999
		(Restated)	(Restated)
Current:
Federal	$ 1	$(2,593)	$(6,316)
State	115	123	(1,920)
Foreign	199	568	397
	315	(1,902)	(7,839)
Deferred:
Federal	733	11,916	(391)
State	(2)	886	1,131
Foreign	98	1,237	885
	829	14,039	1,625
	$ 1,144 =====	$12,137 ======	$(6,214) ======

The difference between the provision for income taxes before cumulative effect of accounting change and income taxes computed at the statutory income tax rate is explained as follows:

	Years Ended December 31,
	2001	2000	1999
		(Restated)	(Restated)
Computed at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	.8	.9	1.6
Differences in income tax rates between the United States and foreign countries	(50.0)	(15.8)	14.1
Amortization of goodwill	29.7	6.3	(20.0)
Credits	(5.3)	(.5)	1.3
Other, net	1.8	1.1	--
Effective tax rate	12.0% ====	27.0% ====	32.0% ===

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

	December 31,
	2001	2000
		(Restated)
Depreciation	$235,948	$194,466
Foreign	6,502	6,936
Other	1,911	8,841
Total deferred tax liabilities	244,361	210,243
Domestic carry forward	135,382	86,795
Foreign carry forward	6,963	7,141
Other	11,518	14,009
Total deferred tax assets	153,863	107,945
Valuation allowance	32,814	24,183
Net deferred tax assets	121,049	83,762
Net deferred tax liabilities	$123,312 =======	$126,481 =======

At December 31, 2001, the Company had a federal net operating loss (NOL) of approximately $303,227 available for carryforward which expires in 2019 and $3,569 of federal tax credit carryforwards which begin to expire in 2018. Additionally, the Company had approximately $470,224 of state NOLs available for carryforward which begin to expire in 2002. The Company also had foreign NOLs of approximately $19,893 that may be carried forward indefinitely. The valuation allowance, which increased by $8,631 during 2001, resulted primarily from state and foreign NOLs.

Deferred taxes have not been provided for approximately $173,574 of undistributed earnings of foreign subsidiaries. The Company intends to reinvest such undistributed earnings for an indefinite period except for distributions upon which incremental taxes would not be material. If all such earnings were distributed, the Company would be subject to both U.S. income taxes (subject to a potential adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

11.	ENVIRONMENTAL MATTERS

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. As discussed in note 1, the Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $6,600 and $22,100 on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $10,500 and $13,000 at December 31, 2001 and 2000, respectively, which are reflected as other noncurrent liabilities in the Company's Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6,500 to $18,500. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements. The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on the Company's consolidated financial results in a future reporting period. However, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations, financial position, or liquidity.

12.	RETIREMENT PLANS

The Company has defined benefit plans and defined contribution pension plans that cover substantially all employees. The Company also has an employee stock ownership plan (ESOP) covering substantially all domestic employees. The defined contribution plan and the ESOP provide for Company contributions based on the earnings of eligible employees. Expense related to the defined contribution plan amounted to $5,878, $8,331 and $5,901 for the years ended December 31, 2001, 2000 and 1999, respectively. Expense related to the ESOP amounted to $2,647, $2,551 and $2,299 for the years ended December 31, 2001, 2000 and 1999, respectively. All ESOP shares are considered outstanding for the Company's earnings per share computations. Dividends paid on ESOP shares are included in the overall dividends.

Benefits under the European businesses' defined benefit plans are based on employees' compensation and length of service, while benefits under defined benefit plans covering domestic employees are based on employees' compensation and length of service or at stated amounts based on length of service. The Company's policy is to fund amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Assets of the plans are invested in equity securities, debt securities, money market instruments, and insured products.

On June 30, 1999, the Company amended one of its domestic defined benefit plans whereby the participants would stop accruing benefits. Participants that are not yet vested continue to accrue vesting service after June 30, 1999. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the projected benefit obligation decreased, and a curtailment gain of $2,293 was recognized. This curtailment gain decreased the Company's net loss for the year ended December 31, 1999.

The following table summarizes information on the Company's domestic and foreign defined benefit plans:

	Domestic Plans		Foreign Plans
	2001	2000	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$46,262	$41,701	$34,796	$36,336
Contributions	--	--	182	185
Service cost	345	287	2,026	1,317
Interest cost	3,412	3,291	1,263	2,126
Actuarial (gain) loss	1,873	2,886	4,328	(2,272)
Benefits paid	(2,176)	(1,903)	(757)	(551)
Exchange gain (loss)	--	--	(2,255)	(2,315)
Change in plan provisions	94	--	--	--
Other	--	--	--	(30)
Benefit obligation at end of year	49,810	46,262	39,583	34,796
Change in plan assets:
Fair value of plan assets at beginning of year	44,120	45,616	57,333	57,614
Actual return on plan assets	(2,197)	407	(1,611)	2,761
Contributions	71	--	182	1,175
Benefits paid	(2,176)	(1,903)	(757)	(551)
Exchange gain (loss)	--	--	(3,536)	(3,636)
Other	--	--	--	(30)
Fair value of plan assets at end of year	39,818	44,120	51,611	57,333

Funded status	(9,992)	(2,142)	12,028	22,537
Unrecognized net actuarial (gain) loss	9,099	1,144	3,257	(11,571)
Unrecognized prior service cost	94	--	--	--
Unrecognized transition obligation	72	108	(157)	(186)
Prepaid (accrued) pension cost	$ (727) =====	$ (890) =====	$ 15,128 =====	$10,780 =====
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$ 364	$ 419	$15,623	$10,780
Accrued benefit liability	(10,447)	(3,627)	(1,093)	(617)
Intangible asset	94	--	--	617
Accumulated other comprehensive loss	9,262	2,318	598	--
Net amount recognized	$ (727) =====	$ (890) =====	$ 15,128 =====	$10,780 =====
Weighted-average assumptions as of December 31:
Discount rate	7.25%	7.50%	5.92%	5.92%
Expected return on plan assets	9.00%	9.00%	7.39%	7.41%
Rate of compensation increase	--	--	3.21%	3.00%
Components of net periodic cost (benefit):
Service cost	$ 345	$ 287	$ 2,026	$ 1,317
Interest cost	3,412	3,291	1,263	2,126
Expected return on plan assets	(3,856)	(4,026)	(4,230)	(3,887)
Net amortization and deferral	8	(69)	(4,145)	(4,272)
Net periodic pension cost (benefit)	$ (91) =====	$ (517) =====	$(5,086) =====	$(4,716) =====

The projected benefit obligation applicable to pension plans with accumulated benefit obligations in excess of plan assets was $49,371 and $46,003 at December 31, 2001 and 2000, respectively. The accumulated benefit obligation related to these plans was $48,109 and $44,780, while the fair value of plan assets was $36,568 and $40,548 at December 31, 2001 and 2000, respectively.

13.	STOCKHOLDER'S EQUITY

The Company has stock option plans for employees (the Plans) that authorize the grant of non-qualified stock options (NQSOs). For all options granted in connection with the Plans, the option period extends for 11 years from the date of grant with the shares vesting at 20% per year over the first five years. The exercise price for options granted prior to 1998 is equal to the fair value of the Company's common stock at the date of grant. For options granted after 1997, the exercise price is equal to the average of the highest and lowest sales prices of the Company's common stock over a period of 20 days prior to the date of the grant. In addition, the Company has a Directors Stock Option Plan. Each year during the term of this Plan, each eligible director is granted an option for 1,000 shares on the eighth business day after the Company publicly announces its annual earnings. The option period extends for 11 years from the grant date with the shares being 100% vested one year after the grant date. The exercise price is equal to the average of the highest and lowest sales price of the Company's common stock over a period of 20 days prior to the date of the grant.

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

Pro forma information regarding net earnings (loss) and earnings (loss) per common share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of 4.96%, 4.98% and 6.39%; a dividend yield of 1.29%, 1.23% and 1.15%; volatility factors of the expected market price of the Company's common stock of .470, .463 and .468; and a weighted-average expected life of the option of 8 years, 7 years and 7 years. The weighted-average fair value of options granted in 2001, 2000 and 1999 was $10.26, $9.06 and $4.99, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	2001	2000	1999
		(Restated)	(Restated)
Pro forma net earnings (loss)	$5,928	$30,595	$(16,470)
Pro forma basic earnings (loss) per common share	$0.19	$0.98	($0.53)
Pro forma diluted earnings (loss) per common share	$0.19	$0.96	($0.53)

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until year 2000.

A summary of the Company's stock option activity and related information for the three years ended December 31, 2001 follows:

	Shares	Weighted Average Price Per Share
Outstanding December 31, 1998	2,720,803	$21.02
Granted	559,500	9.64
Exercised	--	--
Cancelled	(268,300)	19.46
Outstanding December 31, 1999	3,012,003	19.07
Granted	563,950	17.53
Exercised	(82,470)	17.18
Cancelled	(246,450)	28.23
Outstanding December 31, 2000	3,247,033	18.15
Granted	582,600	16.61
Exercised	(44,490)	16.97
Cancelled	(215,930)	18.27
Outstanding December 31, 2001	3,569,213 =======	$17.91 ======

At December 31, 2001, 2000, and 1999, options for 2,126,028, 1,952,205 and 1,910,500 shares, respectively, were exercisable. At December 31, 2001, 1,312,355 shares were available for future option grants. The following summarizes information related to stock options outstanding at December 31, 2001:

Range of exercise prices	$9.64 to $19.88	$20.63 to $29.25
Number outstanding at December 31, 2001	2,847,763	721,450
Weighted-average remaining contractual life	7.5 years	3.9 years
Weighted-average exercise price of options outstanding	$16.21	$24.60
Number exercisable at December 31, 2001	1,404,578	721,450
Weighted-average exercise price of options exercisable	$16.67	$24.60

The Company also has a deferred compensation and restricted stock plan (Restricted Stock Plan). Pursuant to the Restricted Stock Plan, certain officers, directors and managers of the Company are required to defer a certain portion of their compensation and may elect to defer additional compensation that is exchanged for restricted stock. Shares granted are subject to certain restrictions on transferability. The exercise price for restricted stock awards granted in 1998 was 85% of the average of the highest and lowest sales prices of the common stock on the date the Plan was approved by the stockholders and on each of the 15 business days before and after that date. The Plan was amended, effective as of December 1, 1998, whereby the exercise price for restricted stock awards granted after 1998 was 85% of the average of the highest and lowest sales prices of the common stock as reported on the New York Stock Exchange on the last day of the prior calendar quarter and on each of the 15 days before and after that date. A total of 1,000,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. During 2001 and 2000, participants purchased 36,083 and 44,202 shares of common stock, respectively, at an average price of approximately $12.48 and $14.95 per share. Also, upon termination of the Directors Retirement and Deferred Compensation Plans during 1998, directors elected to rollover amounts under these plans to the Restricted Stock Plan resulting in the issuance of 59,441 shares of common stock. The amount of non-cash compensation expense associated with purchases during 2001 and 2000 was not material.

On August 31, 2001, the Board of Directors authorized and declared a dividend of one common stock purchase right (a Right) for each outstanding share of common stock. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one share of common stock at an exercise price of $60 per share (the Purchase Price), subject to certain adjustments. The Rights are not represented by separate certificates and are only exercisable when a person or group of affiliated or associated persons acquires or obtains the right to acquire 20% or more of the Company's outstanding common shares (an Acquiring Person) or announces a tender or exchange offer that would result in any person or group beneficially owning 20% or more of the Company's outstanding common shares. In the event any person becomes an Acquiring Person, the Rights would give holders the right to buy, for the Purchase Price, common stock with a market value of twice the Purchase Price. The Rights expire on August 31, 2011, unless extended by the Board of Directors or redeemed earlier by the Company at a redemption price of $0.01 per Right.

Although the Rights should not interfere with a business combination approved by the Board of Directors, they may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board, except pursuant to an offer conditioned on a substantial number of Rights being acquired.

14.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years indicated:

	2001	2000	1999
		(Restated)	(Restated)
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$ 8,389	$32,768	$ (13,196)
Cumulative effect of accounting change	--	--	(1,769)
Net earnings (loss)	$ 8,389 ======	$32,768 ======	$(14,965) ======
Denominator:
Denominator for basic earnings (loss) per common share - weighted-average shares	31,542	31,367	31,203
Effect of dilutive securities:
Employee stock options and restricted stock	489	517	--
Denominator for diluted earnings (loss) per common share - adjusted weighted-average shares	32,031 ======	31,884 ======	31,203 =====

15.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including environmental liabilities (see note 11), letters of credit (see note 9), commitments relating to certain state incentives, raw material purchase commitments, and various operating lease commitments.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During 2001 and 2000, the Company recognized grant income of $6,250 and $7,250, respectively. The Company had deferred grant income of $7,500 and $13,750 at December 31, 2001 and 2000, respectively, which it expects to recognize as these conditions are satisfied. The deferred income is included in other current liabilities and other liabilities in the Company's Consolidated Balance Sheets.

The Company has entered into commitments to purchase raw materials in the ordinary course of its trade or business. The minimum payments under these commitments approximate $19,200 per year. The commitments extend for varying periods up to 8 years, and the prices are not in excess of current market prices.

During 1999, the Company sold certain production equipment in connection with a sale and leaseback transaction. This lease has been classified as an operating lease, has a lease term of five years, contains purchase and lease renewal options at projected future fair market values, and a residual value guarantee. See note 6.

Approximate minimum rental commitments under noncancelable leases (including the sale and leaseback transaction) during each of the next five years and thereafter are as follows: 2002 - $16,358; 2003 - $15,096; 2004 - $9,440; 2005 - $4,633; 2006 - $1,158; and thereafter - $4,811.

Rent expense for cancelable and noncancelable operating leases was $10,113, $12,770 and $8,193 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters will not have a material adverse effect, if any, on the Company's consolidated financial position or results of operations.

16.	FINANCIAL INSTRUMENTS

The Company utilizes interest rate swaps to manage the interest rate characteristics of certain debt. At December 31, 2001, the Company had interest rate swaps relating to $90,000 of its fixed-rate debt that exactly match the terms of the underlying debt instruments. See note 9 for additional information on the interest rate swaps.

The Company operates in international markets and utilizes foreign exchange contracts with maturities of less than twelve months to reduce the exchange rate risk associated with sales and accounts receivable denominated in other foreign currencies. The notional amounts of such contracts was $11,883 and $14,000 at December 31, 2001 and 2000, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency and interest rate contracts described above and in note 9 and temporary cash investments and trade accounts receivable. The counterparties to the contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties. The Company places its temporary cash investments with high credit quality institutions. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Three of the Company's customers comprise approximately 14% of its total accounts receivable (including those receivables in the Company's asset securitization program).

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents, accounts receivable, accounts payable and equity-linked investment: The carrying amounts reported in the consolidated balance sheets approximate their fair value.

Borrowing arrangements: See note 9.

Interest rate instruments: The fair value of interest rate instruments is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

All of the Company's estimates of fair value and termination cost/benefit for its derivative financial instruments are based on readily available dealer quotes as to the amounts the Company would receive or pay to terminate the contracts.

The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$ 1,814	$ 1,814	$ 0	$ 0
Accounts receivable	54,674	54,674	90,686	90,686
Accounts payable	57,398	57,398	83,558	83,558
Borrowing arrangements	329,136	329,136	376,824	378,237
Derivatives - receive (pay):
Interest rate instruments	2,556	2,556	(120)	1,413
Forward foreign currency contracts	(146)	(146)	184	535
Equity-linked investment	--	--	4,597	4,597

17.	OPERATING SEGMENT AND GEOGRAPHIC AREAS

The Company's operations are classified into two reportable segments: the Fibers and Recycled Products Group (FRPG) and the Packaging Products Group (PPG).

The FRPG produces Fortrel® fibers, which represent approximately 60% of the Company's fiber production. These fibers are used in apparel, home furnishings, and non-wovens and are produced from two chemical raw materials, purified terephthalic acid (PTA) and monoethylene glycol (MEG). The other 40% of the Company's polyester and nylon staple fiber production, primarily fiberfill and carpet fibers, is manufactured from recycled raw materials, including postconsumer PET containers and post-industrial materials. The Company's PET resins, produced by the PPG principally from PTA and MEG, are primarily used in the manufacture of plastic soft drink bottles and other food and beverage packaging.

Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs and amortization expense. Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in note 1. The earnings and balance sheet data for all prior periods have been restated to reflect the Company's change from the "Last-In, First-Out" (LIFO) to the "First-In, First-Out" (FIFO) method of inventory that occurred in the third quarter of 2001. See note 2.

2001	Fibers and Recycled Products Group	Packaging Products Group	Total
Revenues	$550,586	$530,693	$ 1,081,279
Segment profit (loss)	(37,916)	65,406	27,490
Assets	797,409	384,335	1,181,744
Amortization and depreciation	45,991	21,831	67,822
Capital expenditures	12,284	15,800	28,084
2000 (restated)
Revenues	$620,062	$496,644	$ 1,116,706
Segment profit (loss), exclusive of restructuring benefit	(595)	62,666	62,071
Restructuring benefit	503	290	793
Segment profit (loss)	(92)	62,956	62,864
Assets	852,347	440,090	1,292,437
Amortization and depreciation	48,147	20,582	68,729
Capital expenditures	32,471	6,947	39,418
1999 (restated)
Revenues	$598,400	$337,001	$ 935,401
Segment profit (loss), exclusive of restructuring charge	(2,492)	13,745	11,253
Restructuring charge	(16,786)	(596)	(17,382)
Segment profit (loss)	(19,278)	13,149	(6,129)
Assets	620,444	456,112	1,076,556
Amortization and depreciation	50,065	20,048	70,113
Capital expenditures	48,289	41,182	89,471

Following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	2001	2000	1999
		(Restated)	(Restated)
Segment Profit
Total for Reportable Segments	$ 27,490	$ 62,864	$ (6,129)
Interest Expense, Net	(17,957)	(17,959)	(13,281)
Earnings (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	$ 9,533 ========	$ 44,905 ========	$ (19,410) ========
Assets
Total for Reportable Segments	$1,181,744	$1,292,438	$1,076,557
Corporate Assets (1)	48,678	35,049	252,830
Total Assets	$1,230,422 ========	$1,327,487 ========	$1,329,387 ========
(1)	Corporate assets include prepaid expenses, construction in progress and other assets not allocated to the segments.

Net sales and operating income (loss) for the years ended December 31, 2001, 2000 and 1999 and long-lived assets at the end of each year, classified by the major geographic areas in which the company operates, are as follows:

	2001	2000	1999
Net sales
U.S.	$ 912,210	$ 957,723	$799,083
Europe	169,069	158,983	136,318
	$1,081,279 =======	$1,116,706 =======	$935,401 =======
Operating income (loss) (1)
U.S.	$ 6,121	$ 34,892	$ (15,987)
Europe	21,369	27,972	9,858
	$ 27,490 =======	$ 62,864 =======	$ (6,129) =======
Long-lived assets
U.S.	$718,249	$749,673	$767,373
Europe	41,179	42,586	48,272
	$759,428 =======	$792,259 =======	$815,645 =======

Revenues are attributed to countries based on the location where the products were produced.

(1)	Operating income (loss) from all prior periods has been restated to reflect the Company's change from the LIFO to FIFO method of inventory that occurred in the third quarter of 2001. See note 2.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the years ended December 31, 2001 and 2000 is summarized as follows:

Quarter ended	March 31, 2001(1)	June 30, 2001(1) (2)	Sept. 30, 2001	Dec. 31, 2001(3)	Total 2001
Net sales	$288,729	$283,849	$271,999	$236,702	$1,081,279
Gross profit	27,378	26,810	27,121	20,122	101,431
Net earnings (loss)	2,860	3,061	3,046	(578)	8,389
Basic net earnings (loss) per common share	$ 0.09	$ 0.10	$ 0.10	$ (0.02)	$ 0.27
Diluted net earnings (loss) per common share	$ 0.09	$ 0.10	$ 0.10	$ (0.02)	$ 0.26

Quarter ended	March 31, 2000(1)	June 30, 2000(1)	Sept. 30, 2000(1)	Dec. 31, 2000 (1) (4)	Total 2000(1)
Net sales	$274,271	$285,554	$279,039	$277,842	$1,116,706
Gross profit	27,487	34,810	35,488	33,679	131,464
Net earnings	5,622	8,592	8,951	9,603	32,768
Basic net earnings per common share	$ 0.18	$ 0.27	$ 0.28	$ 0.31	$ 1.04
Diluted net earnings per common share	$ 0.18	$ 0.27	$ 0.28	$ 0.30	$ 1.03

(1)	Earnings for all prior periods have been restated to reflect the Company's change from the LIFO to the FIFO method of accounting for inventory that occurred in the third quarter of 2001. See note 2.
(2)

Quarterly net earnings include the after-tax financial impact of the property damage and other cost associated with the production outage of $9,896 ($6,433 after tax), or $0.20 per diluted share, and income from property damage claims of $3,361 ($2,185 after tax), or $0.07 per diluted share.

(3)	Quarterly net loss reflects income from property damage and business interruption insurance of $7,226 ($4,697 after tax), or $0.15 per diluted share.
(4)

Quarterly net earnings reflects pretax restructuring benefit of $793 ($554 after tax), or $.02 per diluted share, income from business interruption insurance of $5,140 ($3,290 after tax), or $0.10 per diluted share, and a charge relating to the activities necessary to idle the fiber line of the Company's Pearl River facility of $1,982 ($1,268 after tax), or $0.04 per diluted share.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Wellman, Inc.

We have audited the accompanying consolidated balance sheets of Wellman, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements and schedules of a wholly owned subsidiary of the Company, which statements reflect total assets constituting 7% as of December 31, 2001 and 2000, and net sales of 9%, 9%, and 10% for each of the three years in the period ended December 31, 2001 of the related consolidated totals. Those financial statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly owned subsidiary, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 2 to the Consolidated Financial Statements, in 2001 the Company changed its method of accounting for inventories from the Last-In, First-Out (LIFO) method to the First-In, First-Out (FIFO) method and in 1999 the Company changed its method of accounting for start-up costs.

ERNST & YOUNG LLP

Charlotte, North Carolina

February 12, 2002

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2000 and 1999
(In thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions	Balance at End of Year
Allowance for doubtful accounts Receivable:
Year ended December 31, 2001	$3,968 =====	$ 112 =====	$(33) ===	$ 176(a) =====	$3,871 =====

Year ended December 31, 2000	$4,415 =====	$ 148 =====	$(25) ===	$ 570(a) =====	$3,968 =====

Year ended December 31, 1999	$4,184 =====	$1,292 =====	$33 ===	$1,094(a) ====	$4,415 =====

(a) Accounts written off and reduction of allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III
Item 10.	Directors and Executive Officers of the Registrant

"Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance and Other Information" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002 are incorporated by reference.

Item 11.	Executive Compensation

"Compensation of Directors and Officers" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002 is incorporated by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

"Introduction" and "Election of Directors" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002 are incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

"Compensation of Directors and Officers" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002 is incorporated by reference.

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	Financial Statements

The consolidated financial statements included in Item 8 are filed as part of this annual report.

2.	Financial Statement Schedules

The consolidated financial statement schedule included in Item 8 is filed as part of this annual report.

3.	Exhibits

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we have not filed herewith any instrument with respect to long-term debt which does not exceed 10% of our consolidated assets. We hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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

4(a)(1)

Loan Agreement dated as of September 28, 1999 by and between the Company and Fleet National Bank, N.A., as administrative agent, and certain other financial institutions (Exhibit 4(a)(1) of the Company's Form 10-Q for the quarter ended September 30, 1999 incorporated by reference herein)

4(a)(2)

Amendment to Loan Agreement, dated April 28, 2000, by and between the Company and Fleet National Bank, N.A., as administrative agent, and certain other financial institutions (Exhibit 4(b) of the Company's Form 10-Q for the quarter ended June 30, 2000 incorporated by reference herein)

4(a)(3)

Second Amendment to Loan Agreement dated September 15, 2000, by and between the Company and Fleet National Bank, as administrative agent, and certain other financial institutions (Exhibit 4(c) of the Company's Form 10-Q for the quarter ended September 30, 2000 incorporated by reference herein)

4(a)(4)

Third Amendment to Loan Agreement dated September 27, 2000, by and between the Company and Fleet National Bank, as administrative agent, and certain other financial institutions (Exhibit 4(d) of the Company's Form 10-Q for the quarter ended September 30, 2000 incorporated by reference herein)

4(a)(5)

Fourth Amendment to Loan Agreement dated September 26, 2001, by and between the Company and Fleet National Bank, as administrative agent, and certain other financial institutions (Exhibit 4 (a)(5) of the Company's Form 10-Q for the quarter ended September 30, 2001 incorporated by reference herein)

4(a)(6)

Guaranty Agreement executed as of September 29, 1999 by Fiber Industries, Inc. in favor of Fleet National Bank on behalf of Wellman, Inc. (Exhibit 4(a)(2) of the Company's Form 10-Q for the quarter ended September 30, 1999 incorporated by reference herein)

4(a)(7)

Guaranty Agreement executed as of September 29, 1999 by Prince, Inc. (formerly known as Wellman Delaware Holding, Inc.) in favor of Fleet National Bank on behalf of Wellman, Inc. (Exhibit 4(a)(3) of the Company's Form 10-Q for the quarter ended September 30, 1999 incorporated by reference herein)

4(a)(8)

Guaranty Agreement executed as of September 29, 1999 by Wellman of Mississippi, Inc. in favor of Fleet National Bank on behalf of Wellman, Inc. (Exhibit 4(a)(4) of the Company's Form 10-Q for the quarter ended September 30, 1999 incorporated by reference herein)

4(b)

Registration Rights Agreement dated as of August 12, 1985 by and among the Company, Thomas M. Duff and others (Exhibit 4.7 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

4(c)

Rights Agreement dated as of August 31, 2001 between the Company and First Union National Bank, as Rights Agent (Exhibit 4 of the Company's Registration Statement on Form 8-A, incorporated by reference herein)

Executive Compensation Plans and Arrangements

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

10(d)	Employment Agreement dated as of May 21, 1996 between the Company and John R. Hobson (Exhibit 10(a) of the Company's Form 10-Q for the quarter ended June 30, 1996 incorporated by reference herein)

10 (e)	Employment Agreement dated as of September 21, 1998 between the Company and Joseph C. Tucker.

10(f)

Employment Agreement dated as of April 10, 2000 between the Company and Michael Dewsbury (Exhibit 10(d) of the Company's Form 10-Q for the quarter ended March 31, 2000 incorporated by reference herein)

10(g)

Employment Agreement dated as of February 15, 2001 between the Company and Mark J. Rosenblum (Exhibit 10(f) of the Company's Form 10-K for the year ended December 31, 2000 incorporated by reference herein)

10(h)	Employment Agreement dated as of February 15, 2002 between the Company and Ernest G. Taylor.

10(i)	Employment Agreement dated as of March 20, 2002 between the Company and Audrey Goodman.

10(j)	Wellman, Inc. Directors Stock Option Plan (Exhibit 10(g) of the Company's Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)

10(k)

Wellman, Inc. Second Amended and Restated Management Incentive Compensation Plan for the Executive Group (Exhibit 10(h) of the Company's Form 10-K for the year ended December 31, 2000 incorporated by reference herein)

10(l)	Summary of Executive Life Insurance Plan (Exhibit 10.22 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

10(m)	Amended and Restated Executive Retirement Restoration Plan, effective as of January 1, 1993, and as amended as of June 1, 1998 and May 31, 2001

10(n)	Wellman, Inc. Amended and Restated 1997 Stock Option Plan (Exhibit 10(k) of the Company's Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)

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

Inducement Agreement dated April 16, 1996, by and among Wellman of Mississippi, Inc., the Mississippi Department of Economic and Community Development acting for and on behalf of the State of Mississippi, the Mississippi Business Financial Corporation and certain other parties (Exhibit 10(u) of the Company's Form 10-K for the year ended December 31, 1996 incorporated by reference herein)

10(q)(1)

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

21	Subsidiaries

23(a)	Consent of Ernst & Young LLP

23(b)	Consent of KPMG Chartered Accountants, Dublin, Ireland

28(a)	Report of KPMG Chartered Accountants, Dublin, Ireland

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

WELLMAN, INC. /s/ Thomas M. Duff________________________ Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2002.

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