Form 10-Q
period 2002-03-31
WELLMAN INC
filed 2002-05-15
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

As of May 8, 2002, there were 31,856,819 shares of the registrant 's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.

INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Condensed Consolidated Statements of Operations - For the three months ended March 31, 2002 and 2001	3
Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001	4
Condensed Consolidated Statements of Stockholders ' Equity - For the three months ended March 31, 2002 and the year ended December 31, 2001	5
Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2002 and 2001	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition And Results of Operations	13
PART II - OTHER INFORMATION
ITEM 6 - Exhibits and Reports on Form 8-K	20
SIGNATURES	21

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Three Months ended March 31,
	2002	2001

Net sales	$ 239,425	$268,331
Cost of sales	213,002	239,657
Gross profit	26,423	28,674
Selling, general and administrative expenses	16,162	17,718
Operating income	10,261	10,956
Interest expense, net	2,771	5,611
Earnings from continuing operations before income taxes	7,490	5,345
Income taxes	1,872	1,415
Earnings from continuing operations	5,618	3,930
Discontinued operations:
Loss from discontinued operations, net of income tax	(20,173)	(1,070)
Earnings (loss) before cumulative effect of accounting change	(14,555)	2,860
Cumulative effect of accounting change	(197,054)	--
Net earnings (loss)	$ (211,609) =======	$ 2,860 ======
Basic net earnings (loss) per common share:
Earnings from continuing operations	$ 0.18	$ 0.12
Loss from discontinued operations	(0.64)	(0.03)
Cumulative effect of accounting change	(6.24)	--
Net earnings (loss)	$ (6.70) ======	$ 0.09 ======
Diluted net earnings (loss) per common share:
Earnings from continuing operations	$ 0.18	$ 0.12
Loss from discontinued operations	(0.63)	(0.03)
Cumulative effect of accounting change	(6.16)	--
Net earnings (loss)	$ (6.61) ======	$ 0.09 ======
Dividends per common share	$ 0.09 ======	$ 0.09 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	March 31,	December 31,
	2002	2001
Assets:
Current assets:
Cash and cash equivalents	$ --	$ 1,814
Accounts receivable, less allowance of $3,885 in 2002 and $3,871 in 2001	71,069	54,674
Inventories	111,035	137,290
Inventories, discontinued operations	7,813	8,774
Prepaid expenses and other current assets	4,041	4,942
Total current assets	193,958	207,494
Property, plant and equipment, at cost:
Land, buildings and improvements	150,730	150,874
Machinery and equipment	994,162	994,284
Construction in progress	10,761	8,771
	1,155,653	1,153,929
Less accumulated depreciation	436,296	426,000
Property, plant and equipment, net	719,357	727,929
Property, plant and equipment discontinued operations, net	1,185	31,500
Goodwill, net	33,278	230,458
Other assets, net	30,950	33,041
	$ 978,728 ========	$1,230,422 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 60,189	$ 57,398
Accrued liabilities	23,941	34,439
Other	13,789	13,789
Total current liabilities	97,919	105,626
Long-term debt	313,578	329,136
Deferred income taxes and other liabilities	170,212	182,921
Total liabilities	581,709	617,683
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 34,342,657 shares issued in 2002 and 34,335,437 in 2001	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	247,876	247,560
Accumulated other comprehensive loss	(23,603)	(22,037)
Retained earnings	222,236	436,706
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	397,019	612,739
	$ 978,728 ========	$1,230,422 ========

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Loss	Earnings	Stock	Total
(In thousands)
Balance at December 31, 2000	34,257	$34	$245,900	$(10,663)	$ 439,778	$(49,524)	$625,525
Net earnings					8,389		8,389
Currency translation adjustments				(6,311)			(6,311)
Minimum pension liability adjustment				(4,951)			(4,951)
Fair value of derivatives				(112)			(112)
Total comprehensive loss							(2,985)
Cash dividends ($0.36 per share)					(11,461)		(11,461)
Exercise of stock options, net	44		775				775
Issuance of restricted stock, net	34		340				340
Amortization of deferred compensation, net			545				545
Balance at December 31, 2001	34,335	34	247,560	(22,037)	436,706	(49,524)	612,739
Net loss					(211,609)		(211,609)
Currency translation adjustments				(1,597)			(1,597)
Fair value of derivatives				31			31
Total comprehensive loss							(213,175)
Cash dividends ($0.09 per share)					(2,861)		(2,861)
Exercise of stock options, net	2		13				13
Issuance of restricted stock, net	6		186				186
Amortization of deferred compensation, net			117				117
Balance at March 31, 2002	34,343 =====	$34 ======	$247,876 =======	$(23,603) ======	$222,236 =======	$(49,524) ======	$397,019 =======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(In thousands)
	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$ (211,609)	$ 2,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,685	14,434
Amortization	322	2,481
Deferred income taxes and other	(9,509)	(1,804)
Cumulative effect of accounting change	197,054	--
Impairment loss, discontinued operations	29,189	--
Changes in assets and liabilities	2,863	(3,018)

Net cash provided by operating activities	22,995	14,953

Cash flows from investing activities:
Additions to property, plant and equipment	(7,096)	(6,925)

Net cash used in investing activities	(7,096)	(6,925)

Cash flows from financing activities:
Repayments under long-term debt, net	(14,994)	(5,463)
Dividends paid on common stock	(2,861)	(2,858)
Issuance of restricted stock	186	198
Exercise of stock options	13	58

Net cash used in financing activities	(17,656)	(8,065)

Effect of exchange rate changes on cash and cash equivalents	(57)	37

Increase (decrease) in cash and cash equivalents	(1,814)	0
Cash and cash equivalents at beginning of period	1,814	0
Cash and cash equivalents at end of period	$ 0 ======	$ 0 =====

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three months ended
March 31, 2002 and 2001 is unaudited)
(In thousands, except per share data)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc. 's (which, together with its subsidiaries, is herein referred to as the "Company ") annual report on Form 10-K for the year ended December 31, 2001.

2.	ACCOUNTING CHANGES

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with annual tests of impairment. Other intangible assets continue to be amortized over their estimated useful lives, whereas intangibles with indefinite lives are not amortized, but are tested annually for impairment. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. In addition, the Company completed its initial assessment of goodwill using the two-step approach described in SFAS No. 142. Goodwill was tested for impairment by comparing the fair value of the reporting units to their carrying value, including goodwill. The fair value was determined based on the present value of estimated future discounted cash flows. Since the carrying value of the Fibers and Recycled Products Group (or FRPG) assets exceeded their fair value, a comparison was then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. Goodwill related to the FRPG was determined to be impaired and, as required by this Statement, was reduced by $197,054 to its implied fair value. The reduction was recorded as a cumulative effect of an accounting change. Goodwill was previously evaluated for impairment by comparing the entity level unamortized goodwill balance to projected undiscounted cash flows, which did not result in an indicated impairment. The Company did not have any intangible assets with indefinite lives at December 31, 2001 or March 31, 2002.

A reconciliation of previously reported financial statement information to adjusted amounts reflecting the elimination of goodwill amortization for the comparable quarter prior to the adoption of SFAS No. 142 is as follows:

Three Months Ended March 31,
2001

Net earnings as reported	$ 2,860
Goodwill amortization	2,114
Adjusted net earnings	$ 4,974 ======
Basic net earnings per common share as reported	$ 0.09
Adjusted basic net earnings per common share	$ 0.16

Diluted net earnings per common share as reported	$ 0.09
Adjusted diluted net earnings per common share	$ 0.16

The changes in the net carrying value of goodwill by reportable operating segments for the quarter ended March 31, 2002 are as follows:

	FRPG	PPG	TOTAL
Goodwill, net at December 31, 2001	$ 197,054	$ 33,404	$ 230,458
Impairment loss	(197,054)	--	(197,054)
Currency translation adjustment	--	(126)	(126)
Goodwill, net at March 31, 2002	$ -0- =======	$ 33,278 ======	$ 33,278 =======

Other intangible assets and related amortization expense as of and for the three months ended March 31, 2002 were not significant.

Accounting for the Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for a disposal of a segment of a business.

In January 2002, the Company announced plans to refocus the strategy of its polyester fibers business in order to be less dependent on commodity fibers. The Company plans to direct its production capacity toward differentiated, higher value-added products, taking advantage of its unique production capabilities of polymer and extrusion fiber manufacturing and its chemical and recycled-based raw material sources. The Company believes that this new strategy will enable it to face the competitive challenges presented by the imports of textile and apparel fiber and finished goods that continue to adversely affect the domestic fibers market, particularly the domestic commodity textile market. As a result of its review of strategic alternatives, in March 2002, the Company adopted a plan to sell its partially oriented yarn (POY) business and its small recycled textile polyester staple fiber business with manufacturing facilities located Fayetteville, North Carolina and Marion, South Carolina, respectively. The assets of these two businesses, which were previously reported as part of the Company's FRPG, are being reported separately in the Company's Condensed Consolidated Balance Sheet at March 31, 2002, and the net operating results for these businesses for the three months ending March 31, 2002 have been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations. In addition, in accordance with SFAS No. 144, the prior year information has been reclassified to reflect separately the assets of the discontinued operations and the loss from discontinued operations.

Results for discontinued operations consist of the following:

	Three Months Ended March 31,
	2002	2001

Net sales	$ 18,389 =====	$ 20,399 =====
Loss from discontinued operations, net	$ (1,200)	$(1,070)
Impairment loss to record assets at fair value less cost of disposal, net	(18,973)	--
Net loss from discontinued operations	$ (20,173) ======	$(1,070) ======

3.	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2002	2001
Raw materials	$ 43,625	$ 56,179
Finished and semi-finished goods	60,059	72,628
Supplies	7,351	8,483
	$111,035 =======	$137,290 =======

4.	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated:

	Three Months Ended March 31,
	2002	2001
Numerator for basic and diluted net earnings (loss) per common share:
Earnings from continuing operations	$ 5,618	$ 3,930
Loss from discontinued operations	(20,173)	(1,070)
Cumulative effect of accounting change	(197,054)	--
Net earnings (loss)	$ (211,609) ========	$ 2,860 =====
Denominator:
Denominator for basic net earnings (loss) per common share - weighted-average shares	31,578	31,513
Effect of dilutive securities:
Employee stock options and restricted stock	425	544
Denominator for diluted net earnings (loss) per common share-adjusted weighted average shares	32,003 ======	32,057 ======

5.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities that include environmental liabilities, letters of credit, commitments relating to certain state incentives, raw material purchase commitments, and various operating commitments, including operating lease commitments.

The Company 's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company 's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $6,500 and $22,000. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $10,400 and $10,500 at March 31, 2002 and December 31, 2001, respectively, which are reflected as other noncurrent liabilities in the Company 's Condensed Consolidated Balance Sheets. These accruals represent management 's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6,500 to $18,500. These non-capital and capital expenditures are expected to be incurred during the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During the three months ending March 31, 2002 and 2001, the Company recognized grant income of approximately $1,500 and $1,750, respectively. The Company had deferred grant income of $6,000 and $7,500 at March 31, 2002 and December 31, 2001, respectively, which it expects to recognize as these conditions are satisfied. The deferred income is included in other current liabilities and other liabilities in the Company's Condensed Consolidated Balance Sheets.

6.	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE LOSS

The financial statements of foreign subsidiaries have been translated into U.S. dollar equivalents in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from period to period have been reported in other comprehensive loss. The effect on the Condensed Consolidated Statements of Operations of transaction gains and losses is insignificant for all periods presented.

Accumulated other comprehensive loss is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive loss was $(213,175) and $(4,088) for the three months ended March 31, 2002 and 2001, respectively.

7.	SEGMENT INFORMATION

The Company's operations are classified into two reportable operating segments: the Fibers and Recycled Products Group (FRPG) and the Packaging Products Group (PPG).

The FRPG manufactures:

  chemical-based polyester staple fibers for use in apparel, home furnishings, and industrial products, and recycled-based polyester staple fibers for use in pillows, comforters, furniture, carpets, rugs, and industrial products.

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

Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization expenses. Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data. The accounting policies, except for the charges described below and in note 2, are the same as those described in the Company 's annual report on Form 10-K for the year ended December 31, 2001.

As discussed in note 2, the assets of the FRPG's POY business and its small recycled textile polyester staple fiber business are being reported separately in the Company's Condensed Consolidated Balance sheet at March 31, 2002, and the net operating results for these businesses for the current period have been reflected as discontinued operations in the Company's financial statements. In addition, in accordance with SFAS No. 144, the prior year segment information has been restated to reflect segment profit (loss) from continuing operations and to include the assets of the discontinued operations as corporate assets.

Three months ended March 31, 2002	Fibers and Recycled Products Group	Packaging Products Group	Total
Revenues	$117,126	$ 122,299	$ 239,425
Segment profit (loss)	(1,583)	11,844	10,261
Assets	528,292	395,686	923,978
Three months ended March 31, 2001
Revenues	$132,704	$ 135,627	$ 268,331
Segment profit (loss)	(4,916)	15,872	10,956
Assets	791,320	426,856	1,218,176

Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
Segment Profit	2002	2001
Total for reportable segments	$ 10,261	$ 10,956
Interest expense, net	(2,771)	(5,611)
Earnings from continuing operations before income taxes	$ 7,490 ========	$ 5,345 ========
Assets
Total for reportable segments	$ 923,978	$1,218,176
Corporate assets (1)	54,750	78,974
	$ 978,728 ========	$1,297,150 ========
(1)		Corporate assets include prepaid expenses, construction in progress, assets of the discontinued operations, and other assets not allocated to the segments.

WELLMAN, INC.
MANAGEMENT 'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

We are principally engaged in the manufacture and marketing of high-quality polyester products, including Fortrel® brand polyester fibers, and PermaClear® and EcoClear® brand PET resins. We are also the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At March 31, 2002, we had annual operating capacity to manufacture approximately 0.9 billion pounds of polyester staple fiber and 1.1 billion pounds of PET resins worldwide at five major production facilities in the United States and Europe. For additional information, see "Discontinued Operations" below for information concerning businesses discontinued in the first quarter 2002.

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

Our profitability is primarily determined by our raw material margins, which is the difference between product selling prices and raw material costs. Both fiber and PET resin raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A $.01 change in raw material margin on approximately 2.0 billion pounds of fiber and resin volume results in an annual change of approximately $20.0 million in pretax income. We expect raw material costs to be more volatile in the future since the industry has recently adopted monthly (instead of quarterly) pricing of PTA.

Selling prices and raw material costs each may be affected by actions of our competitors, global economic and market conditions, export and import activity, and the prices of competing materials.

Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations.

DISCONTINUED OPERATIONS

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

As a result of our review of strategic alternatives, in March 2002 we adopted a plan to sell our POY business and our small-recycled textile polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. The assets of these two businesses, which were previously reported as part of our FRPG, have been reported separately in our Condensed Consolidated Balance Sheet at March 31, 2002, and the net operating results for these businesses for the three months ending March 31, 2002 have been reflected as discontinued operations in our Condensed Consolidated Statement of Operations. In addition, in accordance with SFAS No. 144, the prior year information has been reclassified to reflect separately the assets of the discontinued operations and the loss from discontinued operations.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience, information received from third parties and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates.

Our critical accounting policies are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in our annual report on Form 10-K for the year ending December 31, 2001. The following critical accounting policies, which have changed since year-end due to the adoption of new accounting pronouncements, involve significant judgments and estimates used in the preparation of the condensed consolidated financial statements:

Goodwill and Other Intangibles

Effective January 1, 2002, we were required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." See note 2 to the Condensed Consolidated Financial Statements. Based on this standard, goodwill is no longer amortized, but is tested at least annually at the reporting unit level for impairment. Goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. The fair value is determined based on the present value of estimated future discounted cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. A comparison is then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. If the implied fair value is less, an impairment loss is recognized equal to the difference. This implied fair value then becomes the new carrying value of the goodwill for future impairment tests.

The estimate of future discounted cash flows is based upon, among other things, certain assumptions about future operating performance. Our estimates of future discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, our business model, or our operating performance.

We completed our initial assessment of goodwill for impairment using the two-step approach described in SFAS No. 142 and determined that goodwill related to our FRPG segment was impaired. As required by the Statement, the carrying value of this goodwill was reduced by $197.1 million to its implied fair value. The reduction was recorded as a cumulative effect of an accounting change in our first quarter 2002 financial statements. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in our 2002 net earnings of approximately $8.4 million, or $0.26 per diluted share, as compared to the full year 2001.

Property, Plant and Equipment

Effective January 1, 2002, we were required to adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. See note 2 to the Condensed Consolidated Financial Statements. Criteria are established to determine when a long-lived asset is held for sale and whether the results of operations of a component of an entity that either has been disposed of or is classified as held for sale should be reported in discontinued operations. In accordance with SFAS No. 144, when an asset is held for sale, it is measured at the lower of its carrying amount or fair value less costs of disposal. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Judgment is required in determining the fair value of the assets and could differ from the actual amount received upon disposal.

As a result of a March 2002 decision related to our new fiber strategy (see "Discontinued Operations" above), in accordance with this Statement, the net assets of our POY business and our small recycled textile polyester staple fiber business, which were previously reported as part of our FRPG, have been reported as asset disposal groups held for sale. The net operating results for these businesses for the current period and the corresponding prior period have been reflected as discontinued operations. The property, plant and equipment of these businesses were written down to fair value less cost of disposal of $1.2 million in the first quarter of 2002. The resulting adjustment of $29.2 million ($19.0 million after taxes) was recorded in discontinued operations in the first quarter of 2002.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Total net sales from continuing operations for the three months ended March 31, 2002 decreased 10.8% to $239.4 million from $268.3 million for the prior year period. Net sales for the PPG decreased 9.8% to $122.3 million in the 2002 period from $135.6 million in the 2001 period, resulting from lower selling prices. Net sales for the FRPG decreased 11.7% to $117.1 million in the 2002 period from $132.7 million in the 2001 period, due to lower selling prices and volumes resulting from the depressed state of the domestic fibers market.

Cost of sales decreased 11.1% to $213.0 million in the 2002 period from $239.7 million in the 2001 period. Cost of sales as a percentage of sales was 89.0% for the 2002 period, compared to 89.3% for the 2001 period. PPG's cost of sales as a percentage of sales increased in the 2002 period compared to the 2001 period, resulting from lower PET resin selling prices that more than offset lower raw material costs. FRPG's cost of sales as a percentage of sales decreased in the 2002 period compared to the 2001 period. This was primarily due to lower raw material costs and lower plant costs that more than offset lower selling prices.

As a result of the foregoing, gross profit decreased to $26.4 million in the 2002 period from $28.7 million in the 2001 period. The gross profit margin was 11.0% in the 2002 period compared to 10.7% in 2001 period.

Selling, general and administrative expenses decreased to $16.2 million, or 6.8% of sales, in the 2002 period compared to $17.7 million, or 6.6% of sales, in the 2001 period, due to the nonamortization of goodwill. For additional information, see note 2 to the Condensed Consolidated Financial Statements.

As a result of the foregoing, we reported operating income of $10.3 million for the 2002 period compared to $11.0 million for the 2001 period.

Net interest expense was $2.8 million in the 2002 period compared to $5.6 million in the 2001 period. The decrease is due to a lower average debt balance and lower average interest rates during the 2002 period.

Our effective tax rate for the three months ended March 31, 2002 on income from continuing operations was 25.0% compared to 26.5% for the three months ended March 31, 2001. The principal items affecting our rate are the elimination of the goodwill amortization, (which was previously an expense for financial statement purposes but not for tax purposes), and foreign earnings, which are taxed at rates lower than U.S. rates.

As a result of the foregoing, net earnings from continuing operations was $5.6 million for the 2002 period compared to $3.9 million for the 2001 period.

We reported a net loss from discontinued operations of $20.2 million and $1.1 million for the three months ended March 31, 2002 and 2001, respectively. The net loss from discontinued operations for the three months ended March 31, 2002 includes a write-down of net assets to fair value in accordance with SFAS No. 144 of $19.0 million, net of taxes. For additional information, see note 2 to the Condensed Consolidated Financial Statements.

As required by SFAS No. 142, we completed our initial assessment of goodwill using the two-step approach described in the statement and determined that the goodwill related to our FRPG segment was impaired. The carrying value of this goodwill was reduced by $197.1 million to its implied fair value. The reduction was recorded as a cumulative effect of accounting change. For additional information, see note 2 to the Condensed Consolidated Financial Statements.

As a result of the foregoing, we reported a net loss of $211.6 million, or $(6.61) per diluted share, for the three months ended March 31, 2002, compared to net earnings of $2.9 million, or $0.09 per diluted share, for the three months ended March 31, 2001.

OUTLOOK

The following statements are forward-looking and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

Although our results from continuing operations in the first quarter 2002 were lower than first quarter 2001, they were an improvement over the results of the fourth quarter 2001. We expect profitability from continuing operations in the second quarter 2002 to exceed those of the first quarter 2002 due to improved profitability in our resins business. Results in our fibers business are expected to remain stable with the first quarter.

We expect second quarter 2002 revenues in our PET resins business to increase over the first quarter 2002. Selling price and volumes are expected to increase resulting from continued PET market growth and the usual strong summer selling season for beverages packaged in PET. Announced selling price increases (with effective dates of April 1, 2002 and June 1, 2002) are expected to exceed the raw material cost increases anticipated to occur during the quarter.

Our domestic polyester staple fiber business announced a selling price increase of $0.05 per pound effective April 29, 2002. We expect the effect of this increase to substantially offset raw material cost increases during the second quarter.

During the next few years, we expect profitability in PET resins to continue to improve as capacity utilization improves. After years of declining results, we believe that reduced capacity in the domestic fibers business and our new specialty fiber strategy will result in stable profitability in our fibers business. However, additional imports from the Far East could have an adverse effect on this business' profitability in future periods.

The profitability of both our businesses depends principally on our selling prices increasing more than raw material costs. While we believe this will be the case in the PET resins business for the next few years, there is no certainty that this will occur. Furthermore, quarter-to-quarter performance may vary significantly depending on short-term market conditions and competitive pressures. Even if announced price increases are achieved, the long-term outlook for our domestic commodity polyester staple fibers business is at best neutral.

As discussed above, application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in our 2002 net earnings of approximately $8.4 million, or $0.26 per diluted share, as compared to the full year 2001.

CAPITAL RESOURCES AND LIQUIDITY

Our overall cash needs for the three months ended March 31, 2002 were primarily provided from operations. Net cash provided by operations, including both continuing and discontinued operations was $23.0 million for the three months ended March 31, 2002 compared to $15.0 million for the three months ended March 31, 2001. This increase was primarily due to lower inventories, partially offset by increased accounts receivable and reductions in accounts payable and accrued liabilities.

Net cash used in investing activities amounted to $7.1 million in the first three months of 2002 compared to $6.9 million in the first three months of 2001. We expect capital expenditures for 2002 to be between $25.0 and $30.0 million.

Net cash used in financing activities amounted to $17.7 million in the 2002 period compared to $8.1 million in the 2001 period. As a result of improved cash flow from operations in 2002, net repayments of long-term debt amounted to $15.0 million in the 2002 period compared to $8.1 million in the 2001 period.

For additional information concerning our capital resources and liquidity, including descriptions of our debt facilities, available funding, other commitments and contractual obligations, see Tables I and II in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2001.

The financial resources available to us at March 31, 2002 included $315.0 million under our revolving credit facilities and unused short-term uncommitted lines of credit, the public and private debt and equity markets, and internally generated funds. Based on our debt level as of March 31, 2002, we could have had an average of approximately $171.6 million of additional debt outstanding during the year without amending the terms of our debt agreements. Our current financing sources are primarily dependent on the bank and commercial paper markets since these are the lowest cost funds available. The availability and cost of these funds can change in a short period of time for a variety of reasons. As a result, we cannot be sure that low cost financing will continue to be available to us. However, we believe our financial resources will be sufficient to meet our foreseeable needs for working capital, capital expenditures and dividends.

For information about our derivative financial instruments, see Item 7A. "Quantitative and Qualitative Disclosure about Market Risk" of our Form 10-K for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes, " "anticipates, " "expects " and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: demand and competition for polyester fiber and PET resins; the financial condition of our customers; availability and cost of raw materials; availability and cost of petrochemical feedstock necessary for the production process; changes in financial markets; interest rates, credit ratings, and foreign currency exchange rates; tax risks; U.S. European, Far Eastern and global economic conditions; prices and volumes of imports; work stoppages; levels of production capacity and profitable operations of assets; changes in laws and regulations; prices of competing products; natural disasters and acts of terrorism; and our ability to maintain the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2001.

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

Dated May 14, 2002	WELLMAN, INC. By /s/ Keith R. Phillips________________________ Chief Financial Officer and Vice President (Principal Financial Officer)
Dated May 14, 2002	By /s/ Mark J. Rosenblum_______________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)