Form 10-Q
period 2002-06-30
WELLMAN INC
filed 2002-08-14
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

As of August 5, 2002, there were 31,861,920 shares of the registrant's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.

INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Condensed Consolidated Statements of Operations - For the three and six months ended June 30, 2002 and 2001	3
Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001	4
Condensed Consolidated Statements of Stockholders ' Equity - For the six months ended June 30, 2002 and the year ended December 31, 2001	5
Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 2002 and 2001	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	14
PART II - OTHER INFORMATION
ITEM 4 - Submission of Matters to a Vote of Security Holders	22
ITEM 6 - Exhibits and Reports on Form 8-K	23
SIGNATURES	24

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net sales	$267,475	$262,343	$506,900	$530,674
Cost of sales	229,216	232,870	442,218	472,527
Gross profit	38,259	29,473	64,682	58,147
Selling, general and administrative expenses	18,442	18,277	34,604	35,995
Operating income	19,817	11,196	30,078	22,152
Interest expense, net	2,292	4,710	5,063	10,321
Earnings from continuing operations before income taxes	17,525	6,486	25,015	11,831
Income taxes	4,756	1,531	6,628	2,946
Earnings from continuing operations	12,769	4,955	18,387	8,885
Discontinued operations:
Loss from discontinued operations, net of income tax	(3,398)	(1,894)	(23,571)	(2,964)
Earnings (loss) before cumulative effect of accounting change	9,371	3,061	(5,184)	5,921
Cumulative effect of accounting change	--	--	(197,054)	--
Net earnings (loss)	$ 9,371 =======	$ 3,061 =======	$(202,238) =======	$ 5,921 =====

Basic net earnings (loss) per common share:
Earnings from continuing operations	$ 0.40	$ 0.16	$ 0.58	$ 0.28
Loss from discontinued operations	(0.11)	(0.06)	(0.75)	(0.09)
Cumulative effect of accounting change	--	--	(6.23)	--
Net earnings (loss)	$ 0.29 =======	$ 0.10 =======	$ (6.40) ======	$ 0.19 =======

Diluted net earnings (loss) per common share:
Earnings from continuing operations	$ 0.40	$ 0.16	$ 0.57	$ 0.27
Loss from discontinued operations	(0.11)	(0.06)	(0.73)	(0.09)
Cumulative effect of accounting change	--	--	(6.15)	--
Net earnings (loss)	$ 0.29 ======	$ 0.10 ======	$ (6.31) ======	$ 0.18 ======
Dividends per common share	$ 0.09 ======	$ 0.09 ======	$ 0.18 ======	$ 0.18 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	June 30,	December 31,
	2002	2001
Assets:
Current assets:
Cash and cash equivalents	$ --	$ 1,814
Accounts receivable, less allowance of $4,017 in 2002 and $3,871 in 2001	66,813	54,674
Inventories	120,153	137,290
Inventories, discontinued operations	2,680	8,774
Prepaid expenses and other current assets	10,762	4,942
Total current assets	200,408	207,494
Property, plant and equipment, at cost:
Land, buildings and improvements	152,326	150,874
Machinery and equipment	1,009,890	994,284
Construction in progress	9,613	8,771
	1,171,829	1,153,929
Less accumulated depreciation	457,460	426,000
Property, plant and equipment, net	714,369	727,929
Property, plant and equipment discontinued operations, net	968	31,500
Goodwill, net	34,505	230,458
Other assets, net	33,650	33,041
	$ 983,900 ========	$1,230,422 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 61,926	$ 57,398
Accrued liabilities	27,852	34,439
Other	12,289	13,789
Total current liabilities	102,067	105,626
Long-term debt	270,039	329,136
Deferred income taxes and other liabilities	192,189	182,921
Total liabilities	564,295	617,683
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 34,360,572 shares issued in 2002 and 34,333,437 in 2001	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	248,248	247,560
Accumulated other comprehensive loss	(7,888)	(22,037)
Retained earnings	228,735	436,706
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	419,605	612,739
	$ 983,900 ========	$1,230,422 ========

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Loss	Earnings	Stock	Total
(In thousands)
Balance at December 31, 2000	34,257	$34	$245,900	$(10,663)	$439,778	$(49,524)	$625,525
Net earnings					8,389		8,389
Currency translation adjustments				(6,311)			(6,311)
Minimum pension liability adjustment				(4,951)			(4,951)
Fair value of derivatives				(112)			(112)
Total comprehensive loss							(2,985)
Cash dividends ($0.36 per share)					(11,461)		(11,461)
Exercise of stock options, net	44		775				775
Issuance of restricted stock, net	34		340				340
Amortization of deferred compensation, net			545				545
Balance at December 31, 2001	34,335	34	247,560	(22,037)	436,706	(49,524)	612,739
Net loss					(202,238)		(202,238)
Currency translation adjustments				13,412			13,412
Fair value of derivatives				737			737
Total comprehensive loss							(188,089)
Cash dividends ($0.18 per share)					(5,733)		(5,733)
Exercise of stock options, net	2		21				21
Issuance of restricted stock, net	23		392				392
Amortization of deferred compensation, net			275				275
Balance at June 30, 2002	34,360 =====	$ 34 =====	$248,248 =======	$ (7,888) =====	$228,735 =======	$(49,524) ======	$419,605 =======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(In thousands)
	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$ (202,238)	$ 5,921
Adjustments to reconcile net income to net cash provided by operating Activities:
Depreciation	29,316	28,929
Amortization	691	4,919
Deferred income taxes and other	10,403	(4,643)
Cumulative effect of accounting change	197,054	0
Impairment loss, discontinued operations	29,407	0
Loss on sale of business	2,701	0
Changes in assets and liabilities	4,518	12,908

Net cash provided by operating activities	71,852	48,034

Cash flows from investing activities:
Additions to property, plant and equipment	(9,823)	(12,232)
Proceeds from sale of business	1,505	0

Net cash used in investing activities	(8,318)	(12,232)

Cash flows from financing activities:
Repayments under long-term debt, net	(60,043)	(31,077)
Dividends paid on common stock	(5,733)	(5,722)
Issuance of restricted stock	392	298
Exercise of stock options	21	780

Net cash used in financing activities	(65,363)	(35,721)

Effect of exchange rate changes on cash and cash equivalents	15	(81)

Increase (decrease) in cash and cash equivalents	(1,814)	0
Cash and cash equivalents at beginning of period	1,814	0
Cash and cash equivalents at end of period	$ 0 ======	$ 0 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three and six months ended
June 30, 2002 and 2001 is unaudited)
(In thousands, except per share data)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc.'s (which, together with its subsidiaries, is herein referred to as the "Company") annual report on Form 10-K for the year ended December 31, 2001.

2.	ACCOUNTING CHANGES

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with annual tests of impairment. Other intangible assets continue to be amortized over their estimated useful lives, whereas intangibles with indefinite lives are not amortized, but are tested annually for impairment. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. In addition, the Company completed its initial assessment of goodwill using the two-step approach described in SFAS No. 142. Goodwill was tested for impairment by comparing the fair value of the reporting units to their carrying value, including goodwill. The fair value was determined based on the present value of estimated future discounted cash flows. Since the carrying value of the Fibers and Recycled Products Group (or FRPG) assets exceeded their fair value, a comparison was then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. Goodwill related to the FRPG was determined to be impaired and, as required by this Statement, was reduced by $197,054 to its implied fair value. The reduction was recorded as a cumulative effect of an accounting change. Goodwill was previously evaluated for impairment by comparing the entity level unamortized goodwill balance to projected undiscounted cash flows, which did not result in an indicated impairment. The Company did not have any intangible assets with indefinite lives at December 31, 2001 or June 30, 2002.

A reconciliation of previously reported financial statement information to adjusted amounts reflecting the elimination of goodwill amortization for the comparable periods prior to the adoption of SFAS No. 142 is as follows:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Net earnings as reported	$ 3,061	$ 5,921
Goodwill amortization	2,077	4,191
Adjusted net earnings	$ 5,138 =======	$ 10,112 =======
Basic net earnings per common share as reported	$ 0.10	$ 0.19
Adjusted basic net earnings per common share	$ 0.16	$ 0.32

Diluted net earnings per common share as reported	$ 0.10	$ 0.18
Adjusted diluted net earnings per common share	$ 0.16	$ 0.32

The changes in the net carrying value of goodwill by reportable operating segments for the six months ended June 30, 2002 are as follows:

	FRPG	PPG	TOTAL
Goodwill, net at December 31, 2001	$ 197,054	$ 33,404	$ 230,458
Impairment loss	(197,054)	--	(197,054)
Currency translation adjustment	--	1,101	1,101
Goodwill, net at June 30, 2002	$ -0- =======	$ 34,505 ======	$ 34,505 =======

Other intangible assets and related amortization expense as of and for the six months ended June 30, 2002 were not significant.

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

In January 2002, the Company announced plans to refocus the strategy of its polyester fibers business in order to be less dependent on commodity fibers. The Company plans to direct its production capacity toward differentiated, higher value-added products, taking advantage of its unique production capabilities of polymer and extrusion fiber manufacturing and its chemical and recycled-based raw material sources. The Company believes that this new strategy will enable it to face the competitive challenges presented by the imports of textile and apparel fiber and finished goods that continue to adversely affect the domestic fibers market, particularly the domestic commodity textile market. As a result of its review of strategic alternatives, in March 2002, the Company adopted a plan to sell its partially oriented yarn (POY) business and its small recycled fine denier polyester staple fiber business with manufacturing facilities located Fayetteville, North Carolina and Marion, South Carolina, respectively. The assets of these businesses were reported as discontinued operations in the Company's financial statements for the period ending March 31, 2002.

On June 18, 2002, the Company sold the property, plant and equipment and inventory of its POY business. The aggregate sales price was $1,682 in cash (including the reimbursement of certain business expenses) and the assumption of certain liabilities. The Company recorded an impairment charge of $14,275, net of taxes, in the first quarter of 2002 to reflect the assets at their estimated fair value less costs of disposal. The Company recognized an additional loss of $1,896, net of taxes, in the second quarter of 2002 when the assets were sold. As a result, the total loss on disposal of the assets of the Company's POY business for the six months ended June 30, 2002 was $16,171, net of taxes. The net loss is included in discontinued operations in the Company's Condensed Consolidated Statements of Operations. In connection with the sale, the Company agreed to sell amorphous resin to the buyer for one year and to provide certain administrative services for a monthly fee for up to one year.

The assets of the Company 's small recycled fine denier polyester staple fiber business with a manufacturing facility in Marion, South Carolina are reported separately in the Company's Condensed Consolidated Balance Sheet at June 30, 2002. The net operating results for the POY and recycled fine denier polyester staple fiber businesses for the three and six months ending June 30, 2002 have been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations. In addition, in accordance with SFAS No. 144, the prior year information has been reclassified to reflect separately the assets of the discontinued operations and the loss from discontinued operations.

Results for discontinued operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net sales	$ 9,020 =====	$ 21,506 =====	$ 27,409 =======	$ 41,904 =====
Loss from discontinued operations, net	$ (1,502)	$(1,894)	$ (2,701)	$(2,964)
Loss on disposal of POY business and impairment loss to record remaining assets at fair value less cost of disposal, net	(1,896)	--	(20,870)	--
Net loss from discontinued operations	$(3,398) ======	$(1,894) ======	$(23,571) ======	$(2,964) ======

3.	INVENTORIES

Inventories, continuing operations, consist of the following:

	June 30,	December 31,
	2002	2001
Raw materials	$ 41,305	$ 56,179
Finished and semi-finished goods	70,766	72,628
Supplies	8,082	8,483
	$120,153 =======	$137,290 =======

4.	EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator for basic and diluted net earnings (loss) per common share:
Earnings from continuing operations	$ 12,769	$ 4,955	$ 18,387	$ 8,885
Loss from discontinued operations	(3,398)	(1,894)	(23,571)	(2,964)
Cumulative effect of accounting change	--	--	(197,054)	--
Net earnings (loss)	$ 9,371 ======	$ 3,061 ======	$(202,238) =======	$ 5,921 ======

Denominator:
Denominator for basic net earnings (loss) per common share - weighted average shares	31,580	31,540	31,579	31,527
Effect of dilutive securities:
Employee stock options and restricted stock	498	568	461	556
Denominator for diluted net earnings (loss) per common share - adjusted weighted average shares	32,078 =====	32,108 =====	32,040 =====	32,083 =====

5.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including environmental liabilities, letters of credit, commitments relating to certain state incentives, raw material purchase commitments, and various operating commitments, including operating lease commitments. For additional information concerning the Company's commitments and contingent liabilities, see note 15 in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $6,500 and $22,000. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $10,200 and $10,500 at June 30, 2002 and December 31, 2001, respectively, which are reflected as other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6,500 to $18,500. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility in Mississippi. During the three months ending June 30, 2002 and 2001, the Company recognized grant income of $1,500 in each period. During the six months ending June 30, 2002 and 2001, the Company recognized grant income of $3,000 and $3,250, respectively. The Company had deferred grant income of $4,500 and $7,500 at June 30, 2002 and December 31, 2001, respectively, which is expected to be recognized as these conditions are satisfied. The deferred income is included in other current liabilities and other liabilities in the Company's Condensed Consolidated Balance Sheets.

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

Accumulated other comprehensive loss is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $25,086 and ($1,021) for the three months ended June 30, 2002 and 2001, respectively, and $(188,089) and ($5,109) for the six months ended June 30, 2002 and 2001, respectively.

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

Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization expenses in a manner consistent with how it allocates charges in its Management Incentive Compensation Plan for the Executive Group. Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data. The accounting policies, except for the changes described below and in note 2, are the same as those described in the Company's annual report on Form 10-K for the year ended December 31, 2001.

As discussed in note 2, the Company sold its POY business during the second quarter of 2002. The assets of this business, which were previously reported as part of the Company's FRPG, were reported as discontinued operations in the Company's financial statements for the period ending March 31, 2002. The assets of the Company's small recycled fine denier polyester staple fiber business are being reported separately in the Company's Condensed Consolidated Balance Sheet at June 30, 2002, and the net operating results for both of these businesses for the current periods have been reflected as discontinued operations in the Company's financial statements. In addition, in accordance with SFAS No. 144, the prior year segment information has been restated to reflect segment profit (loss) from continuing operations and to include the assets of the discontinued operations as corporate assets.

Three months ended June 30, 2002	Fibers and Recycled Products Group	Packaging Products Group	Total
Revenues	$129,676	$137,799	$ 267,475
Segment profit	2,830	16,987	19,817
Assets	530,675	395,552	926,227
Three months ended June 30, 2001
Revenues	$120,936	$141,407	$ 262,343
Segment profit (loss)	(9,080)	20,276	11,196
Assets	765,757	417,428	1,183,185
Six months ended June 30, 2002
Revenues	$246,802	$260,098	$ 506,900
Segment profit	1,247	28,831	30,078
Six months ended June 30, 2001
Revenues	$253,640	$277,034	$ 530,674
Segment profit (loss)	(13,996)	36,148	22,152

Following are the reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended June 30,	Six Months Ended June 30,
Segment Profit	2002	2001	2002	2001
Total for reportable segments	$ 19,817	$ 11,196	$ 30,078	$ 22,152
Interest expense, net	(2,292)	(4,710)	(5,063)	(10,321)
Earnings from continuing operations before income taxes	$ 17,525 =======	$ 6,486 =======	$ 25,015 =======	$ 11,831 =======
Assets
Total for reportable segments	$ 926,227	$ 1,183,185
Corporate assets(1)	57,673	79,429
	$ 983,900 ========	$1,262,614 ========
(1)		Corporate assets include prepaid expenses, construction in progress, assets of the discontinued operations, and other assets not allocated to the segments.

WELLMAN, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

We are principally engaged in the manufacture and marketing of high-quality polyester products, including Fortrel® brand polyester fibers, and PermaClear® and EcoClear® brand PET (polyethylene terephthalate) resins. We believe we are the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At June 30, 2002, we had annual operating capacity to manufacture approximately 0.9 billion pounds of polyester staple fiber and 1.1 billion pounds of PET resins at five major production facilities in the United States and Europe. See "Discontinued Operations" below for information concerning two businesses discontinued in the first quarter 2002.

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

DISCONTINUED OPERATIONS

In January 2002, we announced plans to refocus the strategy of our polyester fibers business in order to be less dependent on commodity fibers. We plan to direct our production capacity toward more differentiated, higher value-added products, taking advantage of our unique production capabilities of polymer and extrusion fiber manufacturing and our chemical and recycled-based raw material sources. We believe that this new strategy will enable us to face the competitive challenges presented by the imports of textile and apparel fiber and finished goods that continue to adversely affect the domestic fibers market, particularly the domestic commodity textile market. As a result of our review of strategic alternatives, in March 2002 we adopted a plan to sell our POY business and our small recycled fine denier polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. The assets of these businesses were reported as discontinued operations in our financial statements for the period ending March 31, 2002.

On June 18, 2002, we sold the property, plant and equipment and inventory of our POY business. The aggregate sales price was $1.7 million in cash (including the reimbursement of certain business expenses) and the assumption of certain liabilities. We recorded an impairment charge of $14.3 million, net of taxes, in the first quarter of 2002 to reflect the assets at their estimated fair value less costs of disposal. We recognized an additional loss of $1.9 million, net of taxes, in the second quarter of 2002 when the assets were sold. As a result, the total loss on disposal of the assets of our POY business for the six months ended June 30, 2002 was $16.2 million, net of taxes. The net loss is included in discontinued operations in our Condensed Consolidated Statements of Operations. In connection with the sale, we agreed to sell amorphous resin to the buyer for one year and to provide certain administrative services for a monthly fee for up to one year.

The assets of our small recycled fine denier polyester staple fiber business are reported separately in our Condensed Consolidated Balance Sheet at June 30, 2002. The net operating results for the POY and recycled fine denier polyester staple fiber businesses for the three and six months ending June 30, 2002 have been reflected as discontinued operations in our Condensed Consolidated Statement of Operations. In addition, the prior year information has been reclassified to reflect separately the assets of the discontinued operations and the loss from discontinued operations.

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

As a result of a March 2002 decision related to our new fiber strategy, in accordance with SFAS No. 144, the net assets of our FRPG's POY business and our small recycled fine denier polyester staple fiber business were reported as asset disposal groups held for sale at March 31, 2002. On June 18, 2002, we sold our POY business (See "Discontinued Operations" above). The net operating results for these businesses, including the loss on disposal of our POY business, for the current periods and the corresponding prior periods have been reflected as discontinued operations.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Total net sales from continuing operations for the three months ended June 30, 2002 increased 2.0% to $267.5 million from $262.3 million for the prior year period. Net sales for the PPG decreased 2.6% to $137.8 million in the 2002 period from $141.4 million in the 2001 period, resulting from lower average selling prices that more than offset higher volumes. Net sales for the FRPG increased 7.2% to $129.7 million in the 2002 period from $120.9 million in the 2001 period, due to higher volumes that more than offset somewhat lower average selling prices.

Cost of sales decreased 1.6% to $229.2 million in the 2002 period from $232.9 million in the 2001 period. The prior year amount included the effect of a production outage at our Palmetto Plant in Darlington, SC that resulted in lost production volumes of approximately 80 million pounds, split equally between the PPG and the FRPG. Cost of sales as a percentage of sales was 85.7% in the 2002 period, compared to 88.8% in the 2001 period. For the PPG, cost of sales as a percentage of sales was unchanged in the 2002 period compared to the 2001 period. The effect of lower average selling prices was offset by lower raw material costs and lower plant costs. FRPG's cost of sales as a percentage of sales decreased significantly in the 2002 period compared to the 2001 period due to lower raw material costs and lower plant costs that more than offset lower selling prices.

As a result of the foregoing, gross profit increased 29.8% to $38.3 million in the 2002 period compared to $29.5 million in the 2001 period. The gross profit margin was 14.3% in the 2002 period compared to 11.2% in the 2001 period.

Selling, general and administrative expenses were $18.4 million, or 6.9% of sales, in the 2002 period compared to $18.3 million, or 7.0% of sales, in the 2001 period.

As a result of the foregoing, we reported operating income of $19.8 million in the 2002 period compared to $11.2 million in the 2001 period.

Net interest expense was $2.3 million in the 2002 period compared to $4.7 million in the 2001 period. The decrease is due to a lower average debt balance and lower average interest rates during the 2002 period.

Our effective tax rate for the three months ended June 30, 2002 on income from continuing operations was 27.1% compared to 23.6% for the three months ended June 30, 2001. The principal item affecting our rate was proportionately lower foreign earnings, which are taxed at rates lower than U.S. rates.

As a result of the foregoing, net earnings from continuing operations were $12.8 million, or $0.40 per diluted share, for the 2002 period compared to $5.0 million, or $0.16 per diluted share, for the 2001 period.

We reported a net loss from discontinued operations of $3.4 million, or $0.11 per diluted share, and $1.9 million, or $0.06 per diluted share, for the 2002 and 2001 periods, respectively. We adopted a plan in March 2002 to sell our POY business and our small recycled fine denier polyester staple fiber business, the assets of which were previously reported as part of our FRPG. On June 18, 2002, we sold our POY business and reported a loss on disposal. For additional information, see note 2 to the Condensed Consolidated Financial Statements.

As a result of the foregoing, we reported net earnings of $9.4 million, or $0.29 per diluted share, for the three months ended June 30, 2002, compared to net earnings of $3.1 million, or $0.10 per diluted share, for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Total net sales from continuing operations for the six months ended June 30, 2002 decreased 4.5% to $506.9 million from $530.7 million for the prior year period. Net sales for the PPG decreased 6.1% to $260.1 million in the 2002 period from $277.0 million in the 2001 period, resulting from lower average selling prices that more than offset higher volumes. Net sales for the FRPG decreased 2.7% to $246.8 million in the 2002 period from $253.6 million in the 2001 period, due to lower average selling prices that more than offset higher volumes compared to the prior year period.

Cost of sales decreased 6.4% to $442.2 million in the 2002 period from $472.5 million in the 2001 period. The prior year amount included the effect of a production outage at our Palmetto Plant in Darlington, SC that resulted in lost production volumes of approximately 80 million pounds, split equally between the PPG and FRPG. Cost of sales as a percentage of sales was 87.2% in the 2002 period, compared to 89.0% in the 2001 period. PPG's cost of sales as a percentage of sales increased in the 2002 period compared to the 2001 period, resulting from lower average selling prices that more than offset lower raw material costs and lower production costs per unit resulting from higher production volumes. FRPG's cost of sales as a percentage of sales decreased in the 2002 period compared to the 2001 period due to lower raw material costs and lower plant costs that more than offset lower average selling prices.

As a result of the foregoing, gross profit increased 11.2% to $64.7 million in the 2002 period compared to $58.1 million in the 2001 period. The gross profit margin was 12.8% in the 2002 period compared to 11.0% in the 2001 period.

Selling, general and administrative expenses were $34.6 million, or 6.8% of sales, in the 2002 period compared to $36.0 million, or 6.8% of sales, in the 2001 period.

As a result of the foregoing, we reported operating income of $30.1 million in the 2002 period compared to $22.2 million in the 2001 period.

Net interest expense was $5.1 million in the 2002 period compared to $10.3 million in the 2001 period. The decrease is due to a lower average debt balance and lower average interest rates during the 2002 period.

Our effective rate for the six months ended June 30, 2002 on income from continuing operations was 26.5% compared to 24.9% for the six months ended June 30, 2001. The principal item affecting our rate was proportionately lower foreign earnings, which are taxed at rates lower than U.S. rates.

As a result of the foregoing, net earnings from continuing operations were $18.4 million, or $0.57 per diluted share, for the 2002 period compared to $8.9 million, or $0.27 per diluted share, for the 2001 period.

We reported a net loss from discontinued operations of $23.6 million, or $0.73 per diluted share, and $3.0 million, or $0.09 per diluted share, for the 2002 and 2001 periods, respectively. We adopted a plan in March 2002 to sell our POY business and our small recycled fine denier polyester staple fiber business, the assets of which were previously reported as part of our FRPG. The net loss from discontinued operations for the six months ended June 30, 2002 includes a write-down of net assets to fair value in accordance with SFAS No. 144 of $19.0 million, net of taxes. On June 18, 2002, we sold our POY business and reported a loss on disposal. For additional information, see note 2 to the Condensed Consolidated Financial Statements.

As required by SFAS No. 142, we completed our initial assessment of goodwill using the two-step approach described in the statement and determined that the goodwill related to our FRPG segment was impaired. The carrying value of this goodwill was reduced by $197.1 million to its implied fair value. The reduction was recorded as a cumulative effect of accounting change in our first quarter 2002 financial statements. For additional information, see note 2 to the Condensed Consolidated Financial Statements.

As a result of the foregoing, we reported a net loss of $202.2 million, or $6.31 per diluted share, for the six months ended June 30, 2002, compared to net earnings of $5.9 million, or $0.18 per diluted share, for the six months ended June 30, 2001.

OUTLOOK

The following statements are forward-looking and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

In the third quarter 2002, we expect our FRPG volumes to decline from second quarter levels and our unit costs to increase. The usual holiday plant closings in the United States and Europe in July and August, and a decline in the domestic furniture, home furnishings and auto businesses are expected to adversely affect our FRPG profitability. We also expect our domestic PET resins raw material margins to decline in the third quarter as compared to the second quarter 2002 due to higher raw material costs and our customers' nonacceptance of the previously announced July $0.03 per pound selling price increase. Because of the above factors, we expect our third quarter earnings to be lower than second quarter 2002.

We intend to expand our PET resins capacity during the next several years. We expect packaging end uses for PET resins to grow at an 8% to 10% annualized growth rate while the PET resins industry capacity utilization rates are expected to remain in the 90%-plus range. Our strategy is to meet the increasing demand while maintaining our low-cost and high-quality position and continuing to provide improved and innovative PET resins.

As part of our previously-announced Bilateral Purchasing Agreement with Voridian Company, a division of Eastman Chemical Company, we intend to supply amorphous resin capacity, including product from the converted chip lines at our Palmetto facility, which were formerly used to supply fiber grade chip to our recently sold Fayetteville POY plant, to produce up to 260 million pounds of amorphous PET chip. The amorphous chip will be solid stated at Voridian facilities. Wellman and Voridian will sell the resulting product independently. In 2003, each of the parties expects to begin to benefit from this agreement with initial additional capacity of approximately 100 million pounds. This conversion is expected to add approximately $10.0 million to our capital spending for 2002, increasing the total capital spending for the year to approximately $35.0 million.

We also plan to add additional PET resins manufacturing capability at our Pearl River facility. We intend to modify our existing idle polyester fiber line by adding chip making and solid stating capacity. This will allow us to produce an additional 285 million pounds of PET resins annually. We intend to retain the capability to switch to produce polyester fiber on this equipment should future market conditions warrant. We expect product from this expansion to be available in first half 2004. Capital spending associated with the project is expected to be approximately $60.0 million.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operations, including both continuing and discontinued operations was $71.9 million for the six months ended June 30, 2002 compared to $48.0 million for the six months ended June 30, 2001. In 2002, cash from operations included an $18.0 million tax refund and approximately $6.2 million of other non-recurring cash flows and was partially offset by increased accounts receivable and reductions in accounts payable and accrued liabilities.

Net cash used in investing activities amounted to $8.3 million in the first half of 2002 compared to $12.2 million in the first half of 2001. Capital expenditures were $9.8 million for the first six months of 2002, compared to $12.2 million for the first six months of 2001. As discussed in "Outlook" above, we expect capital expenditures for 2002 to be approximately $35.0 million.

Net cash used in financing activities amounted to $65.4 million in the 2002 period compared to $35.7 million in the 2001 period. As a result of improved cash flow from operations in 2002, net repayments of long-term debt amounted to $60.0 million in the 2002 period compared to $31.1 million in the 2001 period.

For additional information concerning our capital resources and liquidity, including descriptions of our debt facilities, available funding, other commitments and contractual obligations, see Tables I and II in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2001. These tables include commitments and other contractual obligations, including those with unconsolidated entities or financial partnerships, often referred to as special purpose entities. The Financial Accounting Standards Board has issued an exposure draft of a statement that would establish new criteria for determining if special purpose entities should be consolidated. After the final statement is issued, we may be required to include certain entities referred to above in our consolidated financial statements which may result in a significant increase in the liabilities on our Condensed Consolidated Balance Sheet.

At June 30, 2002, we were in compliance with our debt covenants and expect to remain in compliance for the foreseeable future. Inclusion of any of the entities referred to above in our consolidated financial statements could affect the financial ratios that we are required to maintain under the current terms of our debt agreements. If we breach these covenants, substantially all of these contractual obligations would immediately become due and payable. If this occurred, there is no certainty these obligations could be refinanced. If these obligations were refinanced under those circumstances, we would incur increased costs and some or all of the contractual obligations would be classified as debt on our balance sheet.

The financial resources available to us at June 30, 2002 included approximately $360.0 million under our revolving credit facilities and unused short-term uncommitted lines of credit, the debt and equity markets, and internally generated funds. Based on our debt level as of June 30, 2002, we could have had an average of approximately $240.0 million of additional debt outstanding during the year without amending the terms of our debt agreements. Our current financing sources are primarily dependent on the bank and commercial paper markets since these are the lowest cost funds available. The availability and cost of these funds can change in a short period of time for a variety of reasons. As a result, we cannot be sure that low cost financing will continue to be available to us.

As of June 30, 2002, we had approximately $265.0 million of unused committed available funds. This committed availability will decrease when our $80.0 million asset securitization program and our $85.0 million 364-day Revolving Line of Credit mature in September 2002; a further decrease will occur when our $50.0 million note to Prudential Insurance Company matures in February 2003. We expect to continue our asset securitization program and believe that we have sufficient liquidity that we may not need to renew the 364-day Revolving Credit Facility. We expect to have sufficient funds available in February 2003 to fund the repayment of the Prudential Note. Although we have a substantial amount of debt and commitments maturing beginning in September 2003 and continuing in 2004, we expect to be able to refinance these obligations before their maturity. However, given business risks and rapidly changing financial markets, there is no assurance that this will occur. We believe the financial resources available to us will be sufficient to meet our needs for working capital, capital expenditures and dividends for the foreseeable future.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes, " "anticipates, " "expects " and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements contain a number of risks and uncertainties, including, but not limited to: demand and competition for polyester fiber and PET resins; the financial condition of our customers; availability and cost of raw materials; availability and cost of petrochemical feedstock necessary for the production process; availability of financing, changes in financial markets, interest rates, credit ratings, and foreign currency exchange rates; U.S., European, Far Eastern and global economic conditions; prices and volumes of imports; work stoppages; levels of production capacity and profitable operations of assets; changes in laws and regulations; prices of competing products; natural disasters and acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our Annual Meeting of Stockholders was held on May 21, 2002.
(b)	Not applicable.
(c)	At the Annual Meeting of Stockholders, the stockholders voted on the following matters:
1.	The nominees for election as directors for the ensuing year, and until their successors are elected and qualified, received the following votes:

Name	For	Against/Withheld
Thomas M. Duff	29,429,439	380,259
James B. Baker	29,516,397	343,301
Clifford J. Christenson	29,480,330	379,368
Richard F. Heitmiller	29,502,557	357,141
Gerard J. Kerins	29,545,114	314,584
James E. Rogers	29,528,423	331,275
Marvin O. Schlanger	29,542,464	317,234
Roger A. Vandenberg	29,453,680	406,018
As a result, all of the above nominees were elected to the Board. (*)
2.

The proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to examine our consolidated financial statements for the fiscal year ending December 31, 2002 received the following votes: 29,506,364 votes cast for, 332,994 votes cast against, 20,340 abstentions. As a result, the Board's selection of Ernst & Young LLP was approved. (*)

(*)

Under the rules of the New York Stock Exchange, brokers holding shares in street name have the authority to vote certain matters when they have not received instructions from the beneficial owners. Brokers that did not receive such instructions were entitled to vote on each of the above proposals. As a result, broker non-votes had no effect on the outcome of these proposals.

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

99.1	Periodic Report Certification of CEO.

99.2	Periodic Report Certification of CFO.

(b) Reports on Form 8-K.

The Company filed a Form 8-K dated June 28, 2002 for the purpose of disclosing the completion of the previously announced sale of its partially oriented yarn business located in Fayetteville, North Carolina.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 14, 2002	WELLMAN, INC. By /s/ Keith R. Phillips________________________ Chief Financial Officer and Vice President (Principal Financial Officer)
Dated August 14, 2002	By /s/ Mark J. Rosenblum_______________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)