Form 10-Q
period 2002-09-30
WELLMAN INC
filed 2002-11-14
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________

Commission file number 1-10033
WELLMAN, INC. (Exact name of registrant as specified in its charter)
Delaware State or other jurisdiction of incorporation or organization)	04-1671740 (I.R.S. Employer Identification No.)
595 Shrewsbury Avenue Shrewsbury, New Jersey	07702
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (732) 212-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

As of November 7, 2002, there were 31,861,920 shares of the registrant's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.

INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Condensed Consolidated Statements of Operations - For the three and nine months ended September 30, 2002 and 2001	3
Condensed Consolidated Balance Sheets - September 30, 2002 and December 31, 2001	4
Condensed Consolidated Statements of Stockholders ' Equity - For the nine months ended September 30, 2002 and the year ended December 31, 2001	5
Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 2002 and 2001	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 -	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3 -	Quantitative and Qualitative Disclosure of Market Risk	23
ITEM 4 -	Controls and Procedures	23
PART II - OTHER INFORMATION
ITEM 1 - Legal Proceedings	23
ITEM 6 - Exhibits and Reports on Form 8-K	24
SIGNATURES	25
CERTIFICATIONS	26

ITEM 1. FINANCIAL STATEMENTS

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$ 256,838	$ 252,591	$ 763,738	$ 783,265
Cost of sales	231,576	223,934	673,794	696,461
Gross profit	25,262	28,657	89,944	86,804
Selling, general and administrative expenses	17,080	19,121	51,684	55,116
Operating income	8,182	9,536	38,260	31,688
Interest expense, net	2,403	4,228	7,466	14,549
Earnings from continuing operations before income taxes	5,779	5,308	30,794	17,139
Income taxes	1,071	1,084	7,699	4,030
Earnings from continuing operations	4,708	4,224	23,095	13,109
Discontinued operations:
Loss from discontinued operations, net of income tax	(161)	(1,178)	(23,732)	(4,142)
Earnings (loss) before cumulative effect of accounting change	4,547	3,046	(637)	8,967
Cumulative effect of accounting change	--	--	(197,054)	--
Net earnings (loss)	$ 4,547 ======	$ 3,046 ======	$ (197,691) =======	$ 8,967 ======
Basic net earnings (loss) per common share:
Earnings from continuing operations	$ 0.15	$ 0.13	$ 0.73	$ 0.42
Loss from discontinued operations	(0.01)	(0.03)	(0.75)	(0.14)
Cumulative effect of accounting change	--	--	(6.24)	--
Net earnings (loss)	$ 0.14 =======	$ 0.10 =======	$ (6.26) =======	$ 0.28 =======
Diluted net earnings (loss) per common share:
Earnings from continuing operations	$ 0.15	$ 0.13	$ 0.72	$ 0.41
Loss from discontinued operations	(0.01)	(0.03)	(0.74)	(0.13)
Cumulative effect of accounting change	--	--	(6.15)	--
Net earnings (loss)	$ 0.14 ======	$ 0.10 ======	$ (6.17) =======	$ 0.28 ======
Dividends per common share	$ 0.09 ======	$ 0.09 ======	$ 0.27 =======	$ 0.27 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	September 30,	December 31,
	2002	2001
Assets:
Current assets:
Cash and cash equivalents	$ --	$ 1,814
Accounts receivable, less allowance of $4,027 in 2002 and $3,871 in 2001	82,167	54,674
Inventories	115,358	137,290
Inventories, discontinued operations	1,704	8,774
Prepaid expenses and other current assets	7,542	4,942
Total current assets	206,771	207,494
Property, plant and equipment, at cost:
Land, buildings and improvements	152,531	150,874
Machinery and equipment	1,009,481	994,284
Construction in progress	12,001	8,771
	1,174,013	1,153,929
Less accumulated depreciation	469,063	426,000
Property, plant and equipment, net	704,950	727,929
Property, plant and equipment discontinued operations, net	889	31,500
Goodwill, net	34,397	230,458
Other assets, net	36,034	33,041
	$ 983,041 ========	$1,230,422 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 62,043	$ 57,398
Accrued liabilities	31,482	34,439
Current portion of long-term debt	124,691	--
Other	10,789	13,789
Total current liabilities	229,005	105,626
Long-term debt	143,042	329,136
Deferred income taxes and other noncurrent liabilities	190,296	182,921
Total liabilities	562,343	617,683
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 34,361,920 shares issued in 2002 and 34,335,437 in 2001	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	248,395	247,560
Accumulated other comprehensive loss	(8,626)	(22,037)
Retained earnings	230,419	436,706
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	420,698	612,739
	$ 983,041 =======	$1,230,422 ========

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Loss	Earnings	Stock	Total
(In thousands)
Balance at December 31, 2000	34,257	$34	$245,900	$(10,663)	$439,778	$(49,524)	$625,525
Net earnings					8,389		8,389
Currency translation adjustments				(6,311)			(6,311)
Minimum pension liability adjustment				(4,951)			(4,951)
Fair value of derivatives				(112)			(112)
Total comprehensive loss							(2,985)
Cash dividends ($0.36 per share)					(11,461)		(11,461)
Exercise of stock options, net	44		775				775
Issuance of restricted stock, net	34		340				340
Amortization of deferred compensation, net			545				545
Balance at December 31, 2001	34,335	34	247,560	(22,037)	436,706	(49,524)	612,739
Net loss					(197,691)		(197,691)
Currency translation adjustments				13,183			13,183
Fair value of derivatives				228			228
Total comprehensive loss							(184,280)
Cash dividends ($0.27 per share)					(8,596)		(8,596)
Exercise of stock options, net	2		15				15
Issuance of restricted stock, net	25		419				419
Amortization of deferred compensation, net			401				401
Balance at September 30, 2002	34,362 =====	$ 34 =====	$248,395 =======	$ (8,626) =====	$230,419 =======	$(49,524) ======	$420,698 =======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In thousands)
	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$ (197,691)	$ 8,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,631	43,763
Amortization	1,031	7,395
Deferred income taxes and other	10,994	(7,449)
Cumulative effect of accounting change	197,054	0
Loss on sale of discontinued business and impairment losses	32,108	0
Changes in assets and liabilities	(2,337)	9,402

Net cash provided by operating activities	84,790	62,078
Cash flows from investing activities:
Additions to property, plant and equipment	(15,263)	(19,479)
Proceeds from sale of business	1,505	0

Net cash used in investing activities	(13,758)	(19,479)
Cash flows from financing activities:
Repayments under long-term debt, net	(64,762)	(35,091)
Dividends paid on common stock	(8,596)	(8,587)
Issuance of restricted stock	419	377
Exercise of stock options	15	782

Net cash used in financing activities	(72,924)	(42,519)

Effect of exchange rate changes on cash and cash equivalents	78	(80)

Increase (decrease) in cash and cash equivalents	(1,814)	0
Cash and cash equivalents at beginning of period	1,814	0
Cash and cash equivalents at end of period	$ 0 ======	$ 0 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three and nine months ended
September 30, 2002 and 2001 is unaudited)
(In thousands, except per share data)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with annual tests of impairment. Other intangible assets continue to be amortized over their estimated useful lives, whereas intangibles with indefinite lives are not amortized, but are tested annually for impairment. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. In addition, the Company completed its initial assessment of goodwill using the two-step approach described in SFAS No. 142. Goodwill was tested for impairment by comparing the fair value of the reporting units to their carrying value, including goodwill. The fair value was determined based on the present value of estimated future discounted cash flows. Since the carrying value of the Fibers and Recycled Products Group (or FRPG) assets exceeded their fair value, a comparison was then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. Goodwill related to the FRPG was determined to be impaired and, as required by this Statement, was reduced by $197,054 to its implied fair value. The reduction was recorded as a cumulative effect of an accounting change. Goodwill was previously evaluated for impairment by comparing the entity level unamortized goodwill balance to projected undiscounted cash flows, which did not result in an indicated impairment. The Company did not have any intangible assets with indefinite lives at December 31, 2001 or September 30, 2002.

A reconciliation of previously reported financial statement information to adjusted amounts reflecting the elimination of goodwill amortization for the comparable periods prior to the adoption of SFAS No. 142 is as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Net earnings as reported	$ 3,046	$ 8,967
Goodwill amortization	2,142	6,333
Adjusted net earnings	$ 5,188 =======	$ 15,300 =======
Basic net earnings per common share as reported	$ 0.10	$ 0.28
Adjusted basic net earnings per common share	$ 0.16	$ 0.49

Diluted net earnings per common share as reported	$ 0.10	$ 0.28
Adjusted diluted net earnings per common share	$ 0.16	$ 0.48

The changes in the net carrying value of goodwill by reportable operating segments for the nine months ended September 30, 2002 are as follows:

	FRPG	PPG	TOTAL
Goodwill, net at December 31, 2001	$ 197,054	$ 33,404	$ 230,458
Impairment loss, reported as a cumulative effect of an accounting change	(197,054)	--	(197,054)
Currency translation adjustment	--	993	993
Goodwill, net at September 30, 2002	$ -0- =======	$ 34,397 ======	$ 34,397 =======

Other intangible assets and related amortization expense as of and for the nine months ended September 30, 2002 were not significant.

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

In January 2002, the Company announced plans to refocus the strategy of its polyester fibers business in order to be less dependent on commodity fibers. The Company plans to direct its production capacity toward differentiated, higher value-added products, taking advantage of its unique production capabilities of polymer and extrusion fiber manufacturing and its chemical and recycled-based raw material sources. The Company believes that this new strategy will enable it to face the competitive challenges presented by the imports of textile and apparel fiber and finished goods that continue to adversely affect the domestic fibers market, particularly the commodity textile fiber markets. As a result of its review of strategic alternatives, in March 2002, the Company adopted a plan to sell its partially oriented yarn (POY) business and its small recycled fine denier polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. The assets of these businesses were reported as discontinued operations in the Company's financial statements for the period ending March 31, 2002.

On June 18, 2002, the Company sold the property, plant and equipment and inventory of its POY business. The aggregate sales price was $1,682 in cash (including the reimbursement of certain business expenses) and the assumption of certain liabilities. The total loss on disposal of the assets of the Company's POY business for the nine months ended September 30, 2002 was $16,171, net of taxes. The net loss is included in discontinued operations in the Company's Condensed Consolidated Statements of Operations. In connection with the sale, the Company agreed to sell amorphous resin to the buyer for one year and to provide certain administrative services for a monthly fee for up to one year.

The assets of the Company 's small recycled fine denier polyester staple fiber business with a manufacturing facility in Marion, South Carolina are reported separately in the Company's Condensed Consolidated Balance Sheet at September 30, 2002. The Company recorded an impairment charge of $4,698, net of taxes, in the first quarter of 2002 to reflect the assets at their estimated fair value less costs of disposal.

The net operating results for the POY and recycled fine denier polyester staple fiber businesses for the three and nine months ending September 30, 2002 have been reflected as discontinued operations in the Company's Condensed Consolidated Statement of Operations. In addition, in accordance with SFAS No. 144, the prior year information has been reclassified to reflect separately the assets of the discontinued operations and the loss from discontinued operations.

Results for discontinued operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$ 927 =====	$ 19,408 =====	$ 28,336 =======	$ 61,312 =====
Loss from discontinued operations, net	$ (161)	$(1,178)	$ (2,862)	$(4,142)
Loss on disposal of POY business and impairment loss to record remaining assets at fair value less cost of disposal, net	--	--	(20,870)	--
Net loss from discontinued operations	$ (161) ======	$(1,178) ======	$(23,732) ======	$(4,142) ======

Change from LIFO to FIFO Method of Accounting for Inventories

On July 1, 2001, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. This change in method of inventory accounting was applied retroactively by restating the prior year's financial statements.

The Company believes this change is preferable because FIFO provides more meaningful financial performance information to management and shareholders. LIFO may not provide a clear reflection of income within a period if there are significant changes in the mix of inventories. Changes in the quantities and composition of items in the Company's inventories occur frequently due to purchases of varying types of raw materials, large opportunistic purchases of several months' supply of an inventory item when it is available at low prices, and the volatility of customers' demand. In a business like the Company's where prices fluctuate and opportunistic purchasing is an important contributor to profitability, FIFO provides more meaningful financial information. Also, the Company expects its inventory costs and quantities to decrease as a result of its continuing efforts to reduce inventory levels and to reduce its inventory costs through opportunistic purchasing and the implementation of labor and overhead cost reduction programs.

3.	ACCOUNTS RECEIVABLE SECURITIZATION

In September 2002, the Company replaced its existing receivables purchase agreement. Under the new agreement, the Company may continue to sell without recourse up to $80,000 in an undivided interest in certain of its domestic trade accounts receivable, on a revolving basis, through an unconsolidated receivables subsidiary. At September 30, 2002 and December 31, 2001, trade accounts receivable of approximately $63,000 and $76,000, respectively, were sold. The sales of trade accounts receivable have been reflected as a reduction of accounts receivable in the Company's Condensed Consolidated Balance Sheet. The discounts incurred by the Company on the sale of the trade accounts receivable for the nine months ending September 30, 2002 and 2001 of approximately $800 and $2,700, respectively, were charged to selling, general and administrative expenses.

4.	INVENTORIES

Inventories related to continuing operations consist of the following:

	September 30,	December 31,
	2002	2001
Raw materials	$ 39,483	$ 56,179
Finished and semi-finished goods	68,391	72,628
Supplies	7,484	8,483
	$115,358 =======	$137,290 =======

5.	NET EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator for basic and diluted net earnings (loss) per common share:
Earnings from continuing operations	$ 4,708	$ 4,224	$ 23,095	$ 13,109
Loss from discontinued operations	(161)	(1,178)	(23,732)	(4,142)
Cumulative effect of accounting change	--	--	(197,054)	--
Net earnings (loss)	$ 4,547 ======	$ 3,046 ======	$(197,691) =======	$ 8,967 ======

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Denominator:
Denominator for basic net earnings (loss) per common share-weighted average shares	31,581	31,557	31,580	31,537
Effect of dilutive securities:
Employee stock options and restricted stock	441	421	454	511
Denominator for diluted net earnings (loss) per common share - adjusted weighted average shares	32,022 =====	31,978 =====	32,034 =====	32,048 =====

6.	BORROWING ARRANGEMENTS

In September 2002, the Company borrowed $25,000 from John Hancock Life Insurance Company as senior unsecured indebtedness at an annual fixed rate of interest of 7.46%, payable semi-annually. The principal is due in a single payment in September 2009.

The Company elected not to renew its $125,000 364-day revolving credit facility upon its maturity in September 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity."

As of December 31, 2001, the Company had in place interest rate swaps that effectively converted $50,000 of its fixed rate debt to floating-rate debt. During the third quarter 2002, the Company cancelled these swaps, resulting in a gain of $1,464. This gain will be recognized as a reduction in interest expense over the remaining life of the debt.

At September 30, 2002, the Company had in place interest rate swaps that effectively converted $40,000 of fixed-rate debt to floating-rate debt at an effective interest rate of six-month Libor + 1.42% (approximately 3.1% at September 30, 2002). These swaps qualify as fair value hedges under SFAS No. 133. The Company estimates it would receive $5,360 if these agreements were terminated at September 30, 2002. In accordance with SFAS No. 133, the Company increased its debt at September 30, 2002 by this amount with a corresponding increase in other assets for the fair value of the swaps.

7.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including environmental liabilities, letters of credit, commitments relating to certain state incentives, raw material purchase commitments, and various operating commitments, including operating lease commitments. For additional information concerning the Company's commitments and contingent liabilities, see note 15 to the Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $5,700 and $20,200. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $9,275 and $10,500 at September 30, 2002 and December 31, 2001, respectively, which are reflected as other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. The Company believes that it is entitled to recover a small portion of these expenditures under an indemnification agreement. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6,300 to $16,300. The Company's non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years.

The following represents changes in the accrued undiscounted environmental liabilities during the nine months ended September 30, 2002.

Balance at December 31, 2001	$ 10,462
Changes in estimates of remediation costs	(844)
Expenditures	(361)
Foreign currency translation adjustments	18
Balance at September 30, 2002	$ 9,275 ======

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility in Mississippi. During the nine months ending September 30, 2002 and 2001, the Company recognized grant income of $4,500 and $4,750, respectively. The Company had deferred grant income of $3,000 and $7,500 at September 30, 2002 and December 31, 2001, respectively, which is expected to be recognized as these conditions are satisfied. The deferred income is included in other current liabilities and other liabilities in the Company's Condensed Consolidated Balance Sheets.

8.	FOREIGN CURRENCY TRANSLATION AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The financial statements of foreign subsidiaries have been translated into U.S. dollar equivalents in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the periods. The gains and losses resulting from the changes in exchange rates from period to period have been reported in other comprehensive loss. The effect on the Condensed Consolidated Statements of Operations of transaction gains and losses is insignificant for all periods presented.

Accumulated other comprehensive loss is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $3,809 and $10,514 for the three months ended September 30, 2002 and 2001, respectively, and $(184,280) and $5,405 for the nine months ended September 30, 2002 and 2001, respectively.

9.	SEGMENT INFORMATION

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

The PPG manufactures:

    solid-stated PET resin for use in the manufacture of soft drink bottles and other food and beverage packaging, and amorphous resin, predominantly produced from purified terephthalic acid and monoethylene glycol, for internal solid-stating (a process which upgrades and purifies the resin) and, to a lesser extent, for sale to external customers.

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

As discussed in note 2, the Company sold its POY business during the second quarter of 2002. The assets of this business, which were previously reported as part of the Company's FRPG, were reported as discontinued operations in the Company's financial statements for the six months ending June 30, 2002. The assets of the Company's small recycled fine denier polyester staple fiber business are being reported as property, plant and equipment of discontinued operations, net in the Company's Condensed Consolidated Balance Sheet at September 30, 2002.The net operating results for this business for the current period has been reflected as discontinued operations in the Company's financial statements. In addition, in accordance with SFAS No. 144, the prior year segment information has been restated to reflect segment profit (loss) from continuing operations and to include the assets of the discontinued operations as corporate assets.

Three months ended September 30, 2002	Fibers and Recycled Products Group	Packaging Products Group	Total
Revenues	$124,201	$132,637	$ 256,838
Segment profit (loss)	(1,587)	9,769	8,182
Assets	520,430	404,442	924,872
Three months ended September 30, 2001
Revenues	$115,432	$137,159	$ 252,591
Segment profit (loss)	(8,796)	18,332	9,536
Assets	779,340	405,526	$ 1,184,866
Nine months ended September 30, 2002
Revenues	$371,002	$392,736	$ 763,738
Segment profit (loss)	(340)	38,600	38,260
Nine months ended September 30, 2001
Revenues	$369,072	$414,193	$ 783,265
Segment profit (loss)	(22,791)	54,479	31,688

Following are the reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended September 30,	Nine Months Ended September 30,
Segment Profit	2002	2001	2002	2001
Total for reportable segments	$ 8,182	$ 9,536	$ 38,260	$ 31,688
Interest expense, net	(2,403)	(4,228)	(7,466)	(14,549)
Earnings from continuing operations before Income taxes	$ 5,779 =======	$ 5,308 =======	$ 30,794 =======	$ 17,139 =======

	September 30,
	2002	2001
Assets
Total for reportable segments	$ 924,872	$ 1,184,866
Corporate assets(1)	58,169	86,686
	$ 983,041 ========	$ 1,271,552 ========
(1)		Corporate assets include prepaid expenses, construction in progress, assets of the discontinued operations, and other Assets not allocated to the segments.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are principally engaged in the manufacture and marketing of high-quality polyester products, including Fortrel® brand polyester fibers and PermaClear® and EcoClear® brand PET (polyethylene terephthalate) resins. We believe we are the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At September 30, 2002, we had annual operating capacity to manufacture approximately 0.9 billion pounds of polyester staple fiber and 1.1 billion pounds of PET resins at five major production facilities in the United States and Europe. See "Discontinued Operations" below for information concerning two businesses discontinued in the first quarter 2002.

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

Demand for polyester fiber historically has been cyclical. It is subject to changes in consumer preferences and spending, retail sales patterns, and fiber and textile product imports. Imports of products throughout the textile chain continue to impact the United States fiber markets, particularly the commodity textile fiber markets, adversely affecting profitability. Both North American and global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET.

Our profitability is primarily determined by our raw material margins, which is the difference between product selling prices and raw material costs. Both fiber and PET resin raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. As a result, our raw material margins can be volatile. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A $.01 change in raw material margin on approximately 2.0 billion pounds of fiber and resin volume results in an annual change of approximately $20.0 million in pretax income.

Selling prices and raw material costs each may be affected by actions of our competitors, global economic and market conditions, export and import activity, and the prices of competing materials.

Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations.

DISCONTINUED OPERATIONS

In January 2002, we announced plans to refocus the strategy of our polyester fibers business in order to be less dependent on commodity fibers. We plan to direct our production capacity toward more differentiated, higher value-added products, taking advantage of our unique production capabilities of polymer and extrusion fiber manufacturing and our chemical and recycled-based raw material sources. We believe that this new strategy will enable us to face the competitive challenges presented by the imports of textile and apparel fiber and finished goods that continue to adversely affect the domestic fibers market, particularly the commodity textile fiber markets. As a result of our review of strategic alternatives, in March 2002 we adopted a plan to sell our POY business and our small recycled fine denier polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. The assets of these businesses were reported as discontinued operations in our financial statements for the period ending March 31, 2002.

On June 18, 2002, we sold the property, plant and equipment and inventory of our POY business. The aggregate sales price was $1.7 million in cash (including the reimbursement of certain business expenses) and the assumption of certain liabilities. The total loss on disposal of the assets of our POY business for the nine months ended September 30, 2002 was $16.2 million, net of taxes. The net loss is included in discontinued operations in our Condensed Consolidated Statements of Operations. In connection with the sale, we agreed to sell amorphous resin to the buyer for one year and to provide certain administrative services for a monthly fee for up to one year.

The assets of our small recycled fine denier polyester staple fiber business are reported separately in our Condensed Consolidated Balance Sheet at September 30, 2002. We recorded an impairment charge of $4.7 million, net of taxes, in the first quarter of 2002 to reflect the assets at their fair value less costs of disposal.

The net operating results for the POY and recycled fine denier polyester staple fiber businesses for the three and nine months ending September 30, 2002 have been reflected as discontinued operations in our Condensed Consolidated Statement of Operations. In addition, the prior year information has been reclassified in accordance with SFAS No. 144 to reflect separately the assets of the discontinued operations and the loss from discontinued operations.

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

Goodwill and Other Intangibles

Effective January 1, 2002, we were required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." See note 2 to the Condensed Consolidated Financial Statements. Based on this standard, goodwill is no longer amortized, but is tested at least annually at the reporting unit level for impairment. Goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. The fair value is determined based on the present value of estimated future discounted cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. A comparison is then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. If the implied fair value is less, an impairment loss equal to the difference is recognized. This implied fair value then becomes the new carrying value of the goodwill for future impairment tests.

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

Property, Plant and Equipment

Effective January 1, 2002, we were required to adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. See note 2 to the Condensed Consolidated Financial Statements. SFAS 144 established criteria to determine when a long-lived asset is held for sale and whether the results of operations of a component of an entity that either has been disposed of or is classified as held for sale should be reported in discontinued operations. In accordance with SFAS No. 144, when an asset is held for sale, it is measured at the lower of its carrying amount or fair value less costs of disposal. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Judgment is required in determining the fair value of the assets and could differ from the actual amount received upon disposal.

As a result of a March 2002 decision related to our new fiber strategy, in accordance with SFAS No. 144, the net assets of our FRPG's POY business and our small recycled fine denier polyester staple fiber business were reported as asset disposal groups held for sale at March 31, 2002. On June 18, 2002, we sold our POY business. (See "Discontinued Operations" above). The net operating results for these businesses, including the loss on disposal of our POY business, for the current periods and the corresponding prior periods have been reflected as discontinued operations.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Total net sales from continuing operations for the three months ended September 30, 2002 increased $4.2 million, or 2.0%, to $256.8 million from $252.6 million for the corresponding period in 2001. This increase is attributed to the following:

	FRPG	PPG	TOTAL
Sales volumes	$ 8.5	$ 8.5	$ 17.0
Foreign currency translation	2.2	2.1	4.3
Net selling prices	(2.0)	(15.1)	(17.1)
	$ 8.7 =====	$ (4.5) =====	$ 4.2 =====

Total cost of sales from continuing operations for the three months ended September 30, 2002 increased $7.6 million, or 3.4%, to $231.6 million from $223.9 million for the corresponding period in 2001. This increase is attributed to the following:

	FRPG	PPG	TOTAL
Raw material costs	$ 0.2	$ (2.2)	$ (2.0)
Plant added costs	2.6	3.3	5.9
Foreign currency translation	2.0	1.7	3.7
	$ 4.8 =====	$ 2.8 =====	$ 7.6 =====

Lower raw material costs for the quarter are the result of lower unit costs, partially offset by higher production volumes. Plant costs are higher in the aggregate as a result of higher production levels, but are lower on a unit-cost basis.

As a result of the foregoing, gross profit decreased 11.9% to $25.3 million in the 2002 period compared to $28.7 million in the 2001 period. The gross profit margin was 9.8% in the 2002 period compared to 11.4% in the 2001 period.

Selling, general and administrative expenses were $17.1 million, or 6.7% of sales, in the 2002 period compared to $19.1 million, or 7.6% of sales, in the 2001 period. Expenses for the 2001 period included amortization of goodwill totaling $2.1 million. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill amortization be discontinued and replaced with annual tests of impairment. See "Critical Accounting Policies" above.

As a result of the foregoing, we reported operating income of $8.2 million in the 2002 period compared to $9.5 million in the 2001 period.

Net interest expense was $2.4 million in the 2002 period compared to $4.2 million in the 2001 period. The decrease is due to a lower average debt balance and lower average interest rates during the 2002 period.

Our effective tax rate for the three months ended September 30, 2002 on income from continuing operations was 18.5% compared to 20.4% for the three months ended September 30, 2001. The principal item affecting our rate is foreign earnings, which are taxed at rates lower than U.S. rates.

As a result of the foregoing, net earnings from continuing operations were $4.7 million, or $0.15 per diluted share, for the 2002 period compared to $4.2 million, or $0.13 per diluted share, for the 2001 period.

We reported a net loss from discontinued operations of $0.2 million, or $0.01 per diluted share, and $1.2 million, or $0.03 per diluted share, for the 2002 and 2001 periods, respectively. We adopted a plan in March 2002 to sell our POY business and our small recycled fine denier polyester staple fiber business, the assets of which were previously reported as part of our FRPG. On June 18, 2002, we sold our POY business and reported a loss on disposal. For additional information, see note 2 to the Condensed Consolidated Financial Statements.

As a result of the foregoing, we reported net earnings of $4.5 million, or $0.14 per diluted share, for the three months ended September 30, 2002, compared to net earnings of $3.0 million, or $0.10 per diluted share, for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Total net sales from continuing operations for the nine months ended September 30, 2002 decreased $19.5 million, or 2.5%, to $763.7 million from $783.3 million for the corresponding period in 2001. This decrease is attributed to the following:

	FRPG	PPG	TOTAL
Net selling prices	$ (16.5)	$ (53.0)	$ (69.5)
Sales volumes	15.9	28.6	44.5
Foreign currency translation	2.5	3.0	5.5
	$ 1.9 =====	$ (21.4) =====	$ (19.5) =====

Total cost of sales from continuing operations for the nine months ended September 30, 2002 decreased $22.7 million, or 3.3%, to $673.8 million from $696.5 million for the corresponding period in 2001. This decrease is attributed to the following:

	FRPG	PPG	TOTAL
Raw material costs	$ (13.9)	$ (18.0)	$ (31.9)
Plant added costs	(1.8)	5.9	4.1
Foreign currency translation	1.9	3.2	5.1
	$ (13.8) =====	$ (8.9) =====	$ (22.7) =====

Lower raw material costs for the nine months are the result of lower unit costs, partially offset by higher production volumes. Plant costs are higher in the aggregate as a result of higher production levels, but are lower on a unit-cost basis.

As a result of the foregoing, gross profit increased 3.6% to $89.9 million in the 2002 period compared to $86.8 million in the 2001 period. The gross profit margin was 11.8% in the 2002 period compared to 11.1% in the 2001 period.

Selling, general and administrative expenses were $51.7 million, or 6.8% of sales, in the 2002 period compared to $55.1 million, or 7.0% of sales, in the 2001 period. Expenses for the 2001 period included amortization of goodwill totaling $6.3 million. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill amortization be discontinued and replaced with annual tests of impairment. See "Critical Accounting Policies" above. Excluding the amortization expense for goodwill from the prior period, selling, general and administrative expenses increased in 2002 by $3.2 million as a result of higher costs associated with new strategic initiatives.

As a result of the foregoing, we reported operating income of $38.3 million in the 2002 period compared to $31.7 million in the 2001 period.

Net interest expense was $7.5 million in the 2002 period compared to $14.5 million in the 2001 period. The decrease is due to a lower average debt balance and lower average interest rates during the 2002 period.

Our effective tax rate for the nine months ended September 30, 2002 on income from continuing operations was 25.0% compared to 23.5% for the nine months ended September 30, 2001. The principal item affecting our rate is foreign earnings, which are taxed at rates lower than U.S. rates.

As a result of the foregoing, net earnings from continuing operations were $23.1 million, or $0.72 per diluted share, for the 2002 period compared to $13.1 million, or $0.41 per diluted share, for the 2001 period.

We reported a net loss from discontinued operations of $23.7 million, or $0.74 per diluted share, and $4.1 million, or $0.13 per diluted share, for the 2002 and 2001 periods, respectively. We adopted a plan in March 2002 to sell our POY business and our small recycled fine denier polyester staple fiber business, the assets of which were previously reported as part of our FRPG. On June 18, 2002, we sold our POY business and reported a loss on disposal. For additional information, see note 2 to the Condensed Consolidated Financial Statements.

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

As a result of the foregoing, we reported a net loss of $197.7 million, or $6.17 per diluted share, for the nine months ended September 30, 2002, compared to net earnings of $9.0 million, or $0.28 per diluted share, for the nine months ended September 30, 2001.

OUTLOOK

The following statements are forward-looking and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

In the fourth quarter 2002, we expect raw material margins in both our FRPG and PPG businesses to be comparable to those in the third quarter. Due to competitive pressures, the November 1 three-cent per pound selling price increase in our domestic PET resins business will not be implemented. Traditionally lower PET resins volumes in the fourth quarter and holiday closings in our domestic fibers businesses are expected to result in a decline in domestic volumes in both our businesses. However, we intend to offset the effect of lower volumes by reducing costs. As a result, we anticipate that our overall level of profitability in the fourth quarter 2002 will be consistent with our third quarter results.

We announced a five-cent per pound selling price increase for domestic PET resins effective January 1, 2003. However, given the competitive nature of our business and other market influences, there can be no assurance that this will occur. During 2003 we expect North American demand for PET resin to increase at a greater rate than available capacity. As the industry's capacity utilization improves, PET resins margins should also improve. We expect commodity fibers margins to remain at low levels as a result of Asian textile and fiber imports. However, we believe the FRPG's overall profitability will improve as we increase specialty fibers volumes under our new fiber strategy.

We expect our capital expenditures for 2002 to be approximately $30.0 million. Approximately $20.0 million of this amount relates to improvements. The remaining $10.0 million is designated for the previously announced PET resins expansion at our Palmetto facility.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operations, including both continuing and discontinued operations, was $84.8 million for the nine months ended September 30, 2002 compared to $62.1 million for the nine months ended September 30, 2001. Cash from operations in 2002 included an $18.0 million tax refund and approximately $6.2 million of other non-recurring cash flows that were partially offset by other changes in working capital.

Net cash used in investing activities amounted to $13.8 million in the nine months of 2002 compared to $19.5 million in the nine months of 2001. Capital expenditures were $15.3 million in the 2002 period compared to $19.5 million in the 2001 period. As discussed in "Outlook" above, we expect capital expenditures for the full year 2002 to be approximately $30.0 million.

Net cash used in financing activities (principally related to debt repayments) amounted to $72.9 million in the 2002 period compared to $42.5 million in the 2001 period.

As of September 30, 2002 we had total debt, commitments and other contractual obligations of approximately $640.5 million compared to approximately $741.6 million at December 31, 2001. The decrease of approximately $101.1 million is the result of repaying $61.4 million of debt, reducing the amount of commitments under our receivables securitization by $13.0 million and reducing other obligations by $26.7 million.

During 2002 we reduced debt under our revolving bank facility and uncommitted lines of credit by $90.8 million. In September 2002 we borrowed $25.0 million from John Hancock Insurance Company. This indebtedness is senior unsecured indebtedness with an annual interest rate of 7.46%, payable semi-annually. The principal is due in a single payment in September 2009. Based on the substantial amount of our committed and available funds through September 2003, we determined it was not necessary to renew our $125.0 million 364-day revolving credit facility when it matured in September 2002.

In September 2002, we replaced our existing receivables purchase agreement with a new $80.0 million receivables purchase agreement. For additional information on the terms of this agreement, see note 3 to the Condensed Consolidated Financial Statements.

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

At September 30, 2002, we were in compliance with our debt covenants and expect to remain in compliance for the foreseeable future. Inclusion of any of the entities referred to above in our consolidated financial statements could affect the financial ratios that we are required to maintain under the current terms of our debt agreements. If we were to breach these covenants, substantially all of these contractual obligations would immediately become due and payable. If this occurred, there is no certainty we would be able to refinance these obligations. Even if these obligations could be refinanced, under such circumstances we would incur increased costs and some or all of the contractual obligations would be classified as debt on our balance sheet.

The financial resources available to us at September 30, 2002 included approximately $285.7 million under our committed unsecured revolving credit facility and unused short-term uncommitted lines of credit, the debt and equity markets, and internally generated funds. Based on our debt level as of September 30, 2002, we could have borrowed an additional $246.0 million of debt without amending the terms of our debt agreements. We are primarily dependent on the bank and commercial paper markets as our current financing sources since these are the lowest cost funds available. The availability and cost of these funds can change in a short period of time for a variety of reasons. As a result, we cannot be sure that low cost financing will continue to be available to us.

As of September 30, 2002, we had approximately $220.0 million of unused committed available funds. Our committed availability will decrease in February 2003 if our $50.0 million note to Prudential Insurance Company is not refinanced. We expect to have sufficient funds available in February 2003 to repay the Prudential Note if it is not refinanced. We expect to replace our $275.0 million four-year revolving credit facility prior to its maturity in September 2003 with a smaller multi-year bank facility. Although we have a substantial amount of debt and commitments maturing beginning in September 2003 and continuing in 2004 (see the tables in our Form 10-K referred to above), we expect to be able to refinance these obligations before their maturity. However, given business risks and rapidly changing financial markets, there is no assurance that this will occur. We believe the financial resources available to us will be sufficient to meet our needs for working capital, capital expenditures and dividends for the foreseeable future.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes, " "anticipates, " "expects " and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements contain a number of risks and uncertainties, including, but not limited to: demand and competition for polyester fiber and PET resins; the financial condition of our customers; availability and cost of raw materials; availability and cost of petrochemical feedstock necessary for the production process; availability of financing, changes in financial markets, interest rates, credit ratings, and foreign currency exchange rates; U.S., European, Asian and global economic conditions; prices and volumes of imports; work stoppages; levels of production capacity and profitable operations of assets; changes in laws and regulations; prices of competing products; natural disasters and acts of terrorism; maintaining the operations of our existing production facilities; and the impact of a governmental investigation of pricing practices in the polyester staple fiber industry. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2001.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

For information about our derivative financial instruments, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk" of our Form 10-K for the year ended December 31, 2001.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Based on an evaluation of the effectiveness of the Company's disclosure controls and procedures as of November 13, 2002, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures, as defined in Rules 13a - 14(c) and 15d - 14(c) promulgated under the Securities Exchange Act of 1934, are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2001, we received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple industry. We have been and continue to cooperate with the investigation by producing documents in response to this subpoena. In September 2002 the U.S. Department of Justice announced the indictment of a former sales manager of one of our competitors for conspiring to fix prices and allocate customers for polyester staple beginning in September 1999 and ending in January 2001. On October 31, 2002, the U.S. Department of Justice announced that another competitor and one of its former officers had agreed to plead guilty for participating in a conspiracy to fix prices and allocate customers in the polyester staple industry.

Neither Wellman nor any of our employees has been charged with any wrongdoing, and we vehemently deny that we or any of our employees have engaged in price fixing or customer allocation. Nevertheless, as a result of disclosure of the investigation, the indictment of a competitor's employee and the guilty pleas of another competitor and its employee, the producers of polyester fiber, including Wellman, may become subject to proceedings and lawsuits under federal and state antitrust and unfair competition laws. Furthermore, the federal grand jury investigation is ongoing and additional indictments may result. We intend to vigorously defend against any civil or criminal claims or proceedings that may be brought against us in the future. If a material adverse judgment occurred, our business, financial condition, profitability and cash flows may be adversely impacted.

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

Dated November 14, 2002	WELLMAN, INC. By /s/ Keith R. Phillips Chief Financial Officer and Vice President (Principal Financial Officer)
Dated November 14 , 2002	By /s/ Mark J. Rosenblum Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Thomas M. Duff, Chief Executive Officer of Wellman, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wellman, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) b) c)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) b)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 14, 2002	/s/Thomas M. Duff Thomas M. Duff Chief Executive Officer

________________________________________________________________________________________

CERTIFICATIONS

I, Keith R. Phillips, Chief Financial Officer of Wellman, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wellman, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) b) c)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) b)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 14, 2002	/s/Keith R. Phillips Keith R. Phillips Chief Financial Officer