Form 10-K
period 2002-12-31
WELLMAN INC
filed 2003-03-28
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark one)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________

Commission file number 1-10033

WELLMAN, INC. (Exact name of registrant as specified in its charter)
Delaware State or other jurisdiction of incorporation or organization)	04-1671740 (I.R.S. Employer Identification No.)
595 Shrewsbury Avenue Shrewsbury, New Jersey (Address of principal executive offices)	07702 (Zip Code)

Registrant's telephone number, including area code: (732) 212-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange On which registered
Common Stock, $.001 par value Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K----.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes X No ------.

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $16.75 per share (the closing price of such stock on June 28, 2002 on the New York Stock Exchange), as of the last day of the registrant's most recently completed second fiscal quarter: $522,780,498.

The number of shares of the registrant's Class A Common Stock, $.001 par value, and Class B Common Stock, $.001 par value, outstanding as of March 1, 2003 was 31,868,809 and 0, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2003 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2003) is incorporated by reference in Parts II and III hereof.

PART I
Item 1.	Business

We are principally engaged in the manufacture and marketing of PermaClear® and EcoClear® brand PET (polyethylene terephthalate) packaging resins and high-quality polyester products including Fortrel® brand polyester fibers. We believe we are the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations.

RECENT DEVELOPMENTS

Private Equity Investment

In February 2003, we announced that we entered into an agreement with Warburg Pincus VIII, L.P. ("Warburg Pincus VIII"), a global private equity firm, to sell up to $125.4 million of perpetual convertible preferred stock. With the signing of this agreement, Warburg Pincus VIII invested $20.0 million in the form of a convertible subordinated note that will be automatically converted into preferred stock upon satisfaction of certain conditions, and received a warrant to purchase 1.25 million shares of our common stock at an exercise price of $11.25 per share. Proceeds from the transaction will be used primarily to pay down existing debt.

We recognized that substantial amounts of our debt and other obligations would be maturing on or before July 31, 2004 and that the financial markets may continue to be volatile. As a result of an evaluation of our refinancing alternatives by financial advisors that began in April 2002, management and the board concluded that a private equity investment was needed to strengthen our balance sheet and improve our liquidity. After conducting a vigorous, competitive auction process, we entered into a non-binding letter of intent on November 4, 2002 with Warburg Pincus VIII that provided the basic economic framework for and the material terms of an investment valued at $11.25 per share for the initial portion of their investment and $11.25 per share, or if lower, 110% of the volume-weighted average closing price of our common stock over a specified 20 trading day period for the balance of their investment. The $11.25 per share price represented a $0.59 (5.5%) premium over the closing price of our common stock on that date. After the completion of due diligence and documentation, we entered into a definitive securities purchase agreement with Warburg Pincus VIII on February 12, 2003 on substantially the same terms agreed to in the letter of intent providing for the issuance of convertible notes in an aggregate initial principal amount of up to $49.95 million up to 5,000,000 shares of our Series A preferred stock, 6,700,000 shares of our Series B preferred stock and warrants to purchase 2,500,000 shares of common stock for up to $125.4 million in cash (exclusive of the exercise price of the warrants). Upon consummation of the transaction, which is subject to stockholder approval, and assuming exercise of all warrants by Warburg Pincus VIII for cash, Warburg Pincus VIII will own approximately 30% of our outstanding voting securities. This amount is subject to increase under certain conditions to a maximum of approximately 49% of our outstanding common stock during the next five years.

At the time of signing the agreement, we issued to Warburg Pincus VIII the initial warrant to purchase 1,250,000 shares of our common stock at an exercise price of $11.25 per share and Warburg Pincus VIII purchased a note in an initial principal amount of $20 million at par. In addition, we appointed Oliver Goldstein, a vice president of Warburg Pincus LLC, to our board as a designee of Warburg Pincus VIII. When certain conditions are met, including stockholder approval of the transaction, and our obtaining a new $175 million senior revolving credit facility, the following will occur:

    the outstanding initial note will automatically convert into shares of Series A preferred stock and Warburg Pincus VIII will purchase for $30 million in cash an additional 2,666,666 shares of Series A preferred stock at $11.25 per share so that it will own an aggregate of approximately 4,500,000 shares of Series A preferred stock;
    Warburg Pincus VIII will purchase 6,700,000 shares of Series B preferred stock at a price per share equal to the Series B purchase price, which is equal to the lower of $11.25 or 110% of the volume - weighted average closing price of our common stock over a 20-day period;
    we will issue to Warburg Pincus VIII the additional warrant to purchase 1,250,000 shares of our common stock at an exercise price equal to the Series B purchase price; and
    we will appoint a second director designated by Warburg Pincus VIII to our board.

If shareholder approval and other conditions are not met, the preferred stock and, subject to certain exceptions, the additional warrant will not be issued to Warburg Pincus VIII. In such case, subject to certain conditions, including our obtaining a new $150 million senior revolving credit facility, Warburg Pincus VIII will purchase an additional note in the initial principal amount of $29.95 million at par and a second director designated by Warburg Pincus VIII will be appointed to our board. The resulting $49.95 million in initial aggregate principal amount of the notes then outstanding, by their terms, will not be convertible into Series A preferred stock but will instead be convertible only into our common stock at a conversion price of $11.25 per share. Warburg Pincus VIII will continue to hold the initial warrant. The amount of common stock issuable upon conversion or exercise of the $49.95 million in initial principal amount of notes and the warrants would be limited to 19.99% of the common stock outstanding on February 12, 2003.

If more than that amount of common stock would otherwise be issuable upon conversion or exercise of the notes and warrants, the excess shares would not be issued. Instead, upon conversion, Warburg Pincus VIII would be entitled to receive the cash excess share payment in an amount equal to the excess of the current market value of our common stock over the conversion price in effect under the notes for the unissued excess shares. Since the number of shares issuable would be less than 20% of the number of shares of common stock outstanding on February 12, 2003, the issuance of the notes and warrants would not require stockholder approval under the New York Stock Exchange rules.

This annual report on Form 10-K is not a solicitation of votes for the transactions referred to above. Such solicitation will occur by way of a proxy statement related to the special meeting of shareholders that will be held to consider approval of the transactions.

Continued Dumping and Subsidy Offset Act (CDO) of 2000

In April 1999, a coalition of three polyester fiberfill producers, including us, filed an anti-dumping suit against Korea and Taiwan. The suit alleged that polyester fiberfill producers from these two countries were selling fiberfill in the U.S. at prices lower than in their own domestic market, resulting in material injury to U.S. polyester fiberfill producers. In March 2000, the Commerce Department determined that both countries were dumping polyester fiberfill into the U.S. and imposed anti-dumping duties ranging from 5.7% to 9.5% on all Taiwanese polyester fiberfill producers and from 8.0% to 14.0% on all Korean polyester fiberfill producers. In May 2000, the International Trade Commission unanimously ruled that polyester fiberfill imports from Korea and Taiwan materially injured the United States domestic polyester fiberfill industry and required all importers from these two countries to post cash deposits equal to their anti-dumping duties. In October 2000, the Continued Dumping and Subsidy Offset Act (CDO) of 2000 was enacted. Under the CDO, any anti-dumping duties and countervailing duties collected by the Customs Department are to be returned to the injured companies and their workers who file claims to that effect. As a result, in December 2002, we received approximately $4.4 million. We expect additional funds, the amounts of which are uncertain, in 2003.

Discontinued Operations

In January 2002, we announced plans to refocus the strategy of our polyester fibers business in order to be less dependent on commodity fibers. We plan to direct our production capacity toward more differentiated, higher value-added products, taking advantage of our unique production capabilities of polymer and extrusion fiber manufacturing and our chemical and recycled-based raw material sources. We believe that this new strategy will enable us to face the competitive challenges presented by the imports of textile and apparel fiber and finished goods that continue to adversely affect the domestic fibers market, particularly the domestic commodity textile fiber markets. As a result of our review of strategic alternatives, in March 2002 we decided to sell our POY business and our small recycled fine denier polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. These businesses are reported as discontinued operations in our financial statements.

On June 18, 2002, we sold the property, plant and equipment and inventory of our POY business. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations."

The assets of our small recycled fine denier polyester staple fiber business are reported separately in our Consolidated Balance Sheet at December 31, 2002 and 2001. We expect to sell these assets by the end of first quarter 2003.

Impact of Accounting Changes

Effective January 1, 2002 we were required to adopt SFAS No. 142, "Goodwill and Other Intangible Assets." See note 2 to the Consolidated Financial Statements. Based on this standard, goodwill is no longer amortized, but is tested at least annually at the reporting unit level for impairment. Goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. The fair value is determined based on the present value of estimated future discounted cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. A comparison is then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. If the implied fair value is less, an impairment loss equal to the difference is recognized. This implied fair value then becomes the new carrying value of the goodwill for future impairment tests.

The estimate of future discounted cash flows is based upon, among other things, certain assumptions about future operating performance. Our estimates of future discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, our business model, or our operating performance.

We completed our initial assessment of goodwill for impairment using the two-step approach described in SFAS No. 142 and determined that goodwill related to our FRPG segment was impaired. As required by the Statement, the carrying value of this goodwill was reduced by $197.1 million to its implied fair value. The reduction was recorded as a cumulative effect of an accounting change in our first quarter 2002 financial statements. Application of the nonamortization provisions of SFAS No. 142 resulted in an increase in our 2002 net earnings of approximately $8.4 million, or $0.26 per diluted share, as compared to the years ending December 31, 2001 and 2000.

Effective January 1, 2002, we were required to adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See note 2 to the Consolidated Financial Statements. SFAS 144 established criteria to determine when a long-lived asset is held for sale and whether the results of operations of a component of an entity that either has been disposed of or is classified as held for sale should be reported in discontinued operations. In accordance with SFAS No. 144, when an asset is held for sale, it is measured at the lower of its carrying amount or fair value less costs of disposal. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Judgment is required in determining the fair value of assets and could differ from the actual amount received upon disposal.

In accordance with SFAS No. 144, the net assets of our FRPG's POY business and our small recycled fine denier polyester staple fiber business were reported as asset disposal groups held for sale at March 31, 2002. See "Discontinued Operations" above. The net operating results reported for these businesses, including the loss on disposal of our POY business in June 2002, for the current year and prior years have been reflected as discontinued operations.

PRODUCTS AND MARKETS

Our operations are classified into two reportable operating segments: the Packaging Products Group (PPG) and the Fibers and Recycled Products Group (FRPG).

The following table presents the combined net sales and percentage of net sales for our reportable operating segments for each of the three years in the period ended December 31, 2002. In the table, we have eliminated intersegment sales and applied historical exchange rates to the data. These eliminations are not material.

	2002		2001		2000
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
($ in millions)
PPG	$ 524.8	51.8%	$ 533.2	52.8%	$ 499.2	48.9%
FRPG	489.2	48.2%	476.4	47.2%	522.3	51.1%

Total	$ 1,014.0 =====	100.0% =====	$ 1,009.6 =====	100.0% =====	$ 1,021.5 =====	100.0% =====

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in note 1 to the Consolidated Financial Statements. The following table presents the operating profit (loss) and percentage of operating profit (loss) for our reportable operating segments for each of the three years in the period ended December 31, 2002. In the table, we have eliminated intersegment transactions and applied historical exchange rates to the data. These eliminations are not material.

	2002		2001		2000
	Operating Profit (Loss)%		Operating Profit (Loss)%		Operating Profit (Loss)%
($ in millions)
PPG	$ 50.1	109.6%	$ 64.7	183.8%	$ 62.9	94.0%
FRPG	(4.4)	(9.6)%	(29.5)	(83.8)%	4.0	6.0%

Total	$ 45.7 =====	100.0% ======	$ 35.2 =====	100.0% ======	$ 66.9 ======	100.0% =====

See note 15 to the Consolidated Financial Statements for reconciliations to corresponding totals in the Consolidated Financial Statements and additional information with regard to our reportable operating segments.

Packaging Products Group

The PPG manufactures:

    Solid-stated PET resin for use in the manufacture of soft drink bottles and other food and beverage packaging,
    Amorphous resin for internal solid-stating (a process which upgrades and purifies the resin) and, to a lesser extent, for sale to external customers, and
    EcoClear® PET resin, utilizing post-consumer beverage bottles to meet customers' recycled content PET resin requirements.

These resins are produced domestically at our Palmetto, South Carolina and Pearl River, Mississippi facilities and internationally at our Emmen facility in the Netherlands (PET Resins - Europe).

We sell our solid-stated PET resin under the PermaClear® and PermaClear HP® brands.

Customers include United States, South American and European-based manufacturers of various types of plastic containers. Six PPG customers represented approximately 67% of the PPG's total net sales for 2002. The unexpected loss of any of these customers may result in a temporary reduction in sales and profitability of the PPG.

Fibers and Recycled Products Group

The FRPG manufactures:

    chemical-based polyester staple fibers for use in apparel, non-wovens, home products, and industrial products, recycled-based polyester and nylon staple fibers for use in furniture, pillows, comforters, industrial products, carpets and rugs, and recycled-based polyester and nylon engineering resins for use in the injection molding industry.

This discussion does not include information with respect to the two businesses that we decided to sell in March 2002. See "Recent Developments - Discontinued Operations" above.

Staple, FRPG's primary product, is multi-strand fiber cut into short lengths to simulate certain properties found in natural fibers, such as cotton and wool, and/or to meet the end product needs of our customers. We market these products under the Fortrel® brand.

Our chemical-based polyester fibers are manufactured at our Palmetto facility in Darlington, SC. Customers include integrated textile mills, yarn spinners, and non-woven operations that process polyester staple into yarn and/or fabric for a variety of applications, including apparel, home products and industrial uses.

Domestically, we manufacture polyester and nylon products from recycled raw materials at our facility in Johnsonville, SC. Our recycling operation in Johnsonville procures these materials and processes them into usable raw materials for our fiber and engineering resins businesses.

In Europe, we manufacture polyester and nylon staple fiber from recycled raw materials at our production facility in Mullagh, Republic of Ireland. These fibers, used primarily in fiberfill, carpets, non-wovens and industrial applications, are exported primarily to the United Kingdom and continental Europe.

Our Engineering Resins Division, located in Johnsonville, SC, manufactures and markets nylon and PET engineering resins under the Wellamid™ , EcoLon™, and WELLPET® brands to the injection molding industry. We produce these resins using virgin, post-consumer and post-industrial nylon compounded with various additives (glass, minerals, fire retardant, etc.) to impart desired performance characteristics. These resins are used primarily in automotive and electrical applications.

No single customer had a material effect on FRPG's sales in 2002.

Raw Materials

Our Permaclear® PET resins are produced by the PPG from purified terephthalic acid (PTA) and monoethylene glycol (MEG). Ecoclear® PET resins are produced from a combination of chemical and post-consumer recycled raw materials. Our chemical-based polyester staple fibers are also manufactured from PTA and MEG. Domestically, we purchase PTA produced by BP Amoco Chemical Company, the primary domestic supplier, pursuant to long-term supply contracts. Domestic MEG is purchased under supply contracts with Equistar Chemicals, LP, BASF Corporation, and Dow Chemical. In Europe, we purchase PTA primarily from BP Amoco Chemical Company and MEG from Acordis. The prices of PTA and MEG have fluctuated in the past and are likely to continue to do so in the future.

Our recycling-based fibers utilize two categories of recycled PET raw materials: post-consumer containers and post-industrial materials, including some under long-term supply contracts. We purchase a portion of these materials from manufacturers that compete with us in the sale of fibers and resins. We obtain our domestic post-consumer PET bottles primarily from curbside recycling and deposit return programs. Post-industrial materials include off-quality or off-spec production, trim and other materials generated from fiber, resin, or film manufacturing processes. The raw material mix for our Johnsonville facility can be varied depending upon market conditions for the respective raw materials. Historically, the raw material mix has been approximately 50% post-consumer PET bottle flake and 50% post-industrial material. The prices of recycled raw materials are variable and determined by worldwide supply and demand.

Our European operations purchase recycled raw materials in various forms throughout Europe. Post-consumer PET containers are purchased from collection programs. Post-consumer materials are processed initially at our recycling facilities near Arnhem, the Netherlands, or Verdun, France.

We believe that we are the world's largest producer of polyester staple fiber made from recycled feedstocks and the world's largest post-consumer PET bottle recycler.

For additional information on our raw materials, see "Forward Looking Statements; Risks and Uncertainties."

Capital Investment Program

Our capital expenditures in 2002 were approximately $21.7 million, compared to $28.1 million and $39.4 million for 2001 and 2000, respectively. In 2002, our capital expenditures included approximately $4.7 million of costs to begin converting fiber grade chip lines at our Palmetto facility to amorphous resin lines. For additional information, including capital expenditures expected in 2003, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Outlook."

Sales and Marketing

Our markets have historically displayed price and volume cyclically. We sell to a diverse group of customers. Although no single customer represented more than 10% of our total net sales, six customers represented approximately 34.7% of our total net sales in 2002. See "Forward-Looking Statements; Risks and Uncertainties."

Approximately 48 employees market the majority of our products. We also utilize representatives or agents for certain sales outside the United States.

Our PET resins are promoted through various activities, including advertising, sales promotions and market development, into a variety of markets, including carbonated soft drinks, juices, water, and food. We are actively involved with our customers in joint end-use product development efforts to meet the future needs of the food and beverage packaging markets.

Both North American and global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET. Numerous factors affect the demand for polyester resins, including substitution of packaging products from glass, aluminum, and paper into polyester, consumer preferences and spending, general economic conditions, weather, and the export/import trade balance of polyester resin into the North American Free Trade Agreement (NAFTA) region. We do not expect a significant increase in imports of polyester resins into NAFTA in 2003.

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

In North America, our primary competitors in the PET resins business are Eastman Chemical Co., KoSa, Gruppo Mossi and Ghisolfi (M&G), Nan Ya Plastics Corp. (Nan Ya), and Dupont-Akra Americas (DAK Americas). We believe we are currently the third-largest producer of PET resins in North America, representing approximately 16% of North American production capacity. In Europe, our main competitors in the PET resins business are Eastman Chemical Co., KoSa, DuPontSA, M&G, and Dow Chemical Co. Our share of the European PET resins market is less than 5%.

Our primary domestic polyester staple fiber competitors are DAK Americas, KoSa, and Nan Ya. We believe we are currently the largest producer of polyester staple in the United States with approximately 30% of U.S. production capacity. Our main European fiber competitors are MonteFibre, Trevira and DuPontSA. In Europe, we are the largest supplier of recycled fibers and the largest supplier of polyester fiber for fiberfill and non-woven applications. Our share of the total European polyester staple market is less than 15%.

Research and Development

We have approximately 77 employees devoted to research, development and technical service activities in our fibers and resins businesses. Research and development costs were approximately $17.3 million, $14.6 million and $15.5 million for 2002, 2001 and 2000, respectively.

Foreign Activities

We operate in international markets. Since a large portion of our non-U.S. sales are in different currencies, changes in exchange rates may affect profit margins and sales levels of these operations. In addition, fluctuations between currencies may also affect our reported financial results. Foreign exchange contracts and borrowings in local currencies are utilized to manage our foreign currency exposure. For additional information on these hedges, see Item 7A. "Quantitative and Qualitative Disclosure about Market Risk" and note 14 to the Consolidated Financial Statements.

Our foreign businesses are subject to certain risks common to foreign operations and investments in foreign countries, including restrictive action by local governments, limitations on repatriating funds and changes in currency exchange rates. See note 15 to the Consolidated Financial Statements and "Forward-Looking Statements; Risks and Uncertainties" for additional information relating to our foreign activities.

Employees

As of December 31, 2002, we employed approximately 2,200 people in the United States and Europe. At December 31, 2002, the Union of Needle Trades, Industrial and Textile Employees (UNITE) represented 599 employees, of which 360 were union members, at our Johnsonville, SC operations. This contract expires on May 1, 2005. At WIL, four unions represented 265 of the 478 total employees at year-end 2002. The wage agreements with these unions expire on May 1, 2003. We employ 74 people at our PET Resins-Europe operation, with 46 represented by two unions whose contracts expire on April 30, 2003. We believe that relations with our employees are satisfactory.

Environmental Matters

Our facilities are subject to numerous existing and proposed laws and regulations designed to protect the environment from wastes, emissions and hazardous substances. We believe we are either in material compliance with all currently applicable regulations or are operating in accordance with the appropriate variances and compliance schedules or similar arrangements.

For additional information relating to environmental matters, see Item 7. "Management's Discussion and Analysis of Financial Position and Results of Operations - Environmental Matters," "Forward-Looking Statements; Risks and Uncertainties," and note 9 to the Consolidated Financial Statements.

Executive Officers of the Registrant

Our current executive officers are as follows:

Name and Age	Position

Thomas M. Duff, 55	Chairman, Chief Executive Officer, and Director
Clifford J. Christenson, 53	President, Chief Operating Officer, and Director
Keith R. Phillips, 48	Vice President, Chief Financial Officer
Michael E. Dewsbury, 53	Vice President, PET Resins Division - U.S.
Audrey L. Goodman, 49	Vice President, Treasurer
John R. Hobson, 62	Vice President, Fibers and Recycled Products Group
Mark J. Rosenblum, 49	Vice President, Chief Accounting Officer and Controller
Ernest G. Taylor, 52	Vice President, Chief Administrative Officer
Joseph C. Tucker, 55	Vice President, Corporate Development

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

Audrey L. Goodman. Ms. Goodman has been Vice President, Treasurer since March 2001. She was Assistant Treasurer from May 1990 to March 2001.

John R. Hobson. Mr. Hobson has been Vice President, Fibers and Recycled Products Group since May 1999. Prior to that, he was Vice President, Recycled Products Group since July 1995.

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

Available Information

We file electronically with the Securities and Exchange Commission (or SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.wellmaninc.com.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.wellmaninc.com contacting the Investor Relations Officer at our corporate offices by calling (732) 212-3321, or by sending an e-mail message to dennis.sabourin@wellmaninc.com.

Item 2.	Properties

The location, principal products produced and stated annual production capacity of our major manufacturing facilities are set forth in the table below. We own each of these properties.

		Stated Annual
		Production Capacity
Location	Principal Products	(in millions of pounds)

Darlington, SC (Palmetto)	PET resins (1)	720
Hancock County, MS (Pearl River)	PET resins (2)	510
Emmen, the Netherlands	PET resins	118
Darlington, SC (Palmetto)	Polyester staple fiber	505
Johnsonville, SC	Polyester staple fiber	242
Mullagh, Ireland	Polyester staple fiber	174
Johnsonville, SC	Engineering resins	62

____________________

(1)	This includes 260 million pounds of amorphous resin capacity.
(2)	Staple fiber production assets at Pearl River Facility are currently idle. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Idle Assets."

Item 3. Legal Proceedings

In January 2001, we received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple industry. We have cooperated and continue to cooperate with the investigation by producing documents in response to this subpoena. In September 2002 the U.S. Department of Justice announced the indictment of a former sales manager of one of our competitors for conspiring to fix prices and allocate customers for polyester staple beginning in September 1999 and ending in January 2001. On October 31, 2002, the U.S. Department or Justice announced that it was filing informations against another competitor and one of its former officers as a result of their agreement to plead guilty to participating in a conspiracy to fix prices and allocate customers in the polyester staple industry. Neither we nor any of our employees have been charged with any wrongdoing, and we vehemently deny that we or any of our employees have engaged in price fixing or customer allocation.

Following the disclosure of the investigation, the indictment of a competitor's employee, the informations and guilty pleas of another competitor and its employee, the producers of polyester fiber, including Wellman, have been named in various civil actions asserting claims substantially based on the indictment and informations. These proceedings are summarized below.

Wellman and certain other companies have been named as defendants in nineteen federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. In seventeen of the cases, the plaintiff purports to represent a class of all persons who directly purchased polyester staple fiber and were similarly affected by such alleged conduct. Two of the cases are brought by plaintiffs who do not purport to represent a class. All of the federal plaintiffs seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. The federal suits are pending in the U.S. District Court for the Northern District of California, U.S. District Court for the District of New Jersey, U.S. District Court for the Middle District of North Carolina, U.S. District Court for the Western District of North Carolina and U.S. District Court for the District of South Carolina. Currently there are motions pending before the Judicial Panel on Multi-District Litigation to transfer all the federal cases to a single federal court for coordinated or consolidated pretrial proceedings.

In addition to the direct purchaser actions discussed above, thirty-three purported class actions alleging violations of federal antitrust laws, state antitrust or unfair competition laws and certain state consumer protection acts have been filed in one federal court and various state courts on behalf of purported classes of indirect purchasers of polyester staple fiber products. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of polyester staple fiber products. In most of these cases, the plaintiffs seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. One indirect purchaser case is pending in the U.S. District Court for the Western District of North Carolina and is subject to transfer by the Judicial Panel on Multi-District Litigation for coordination or consolidation with the other federal cases. The rest of the indirect purchaser cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. The cases filed in West Virginia and Wisconsin have been removed to federal court. A motion to remand is pending in Wisconsin. If not remanded, these cases will also be transferred by the Judicial Panel on Multi-District Litigation for coordination or consolidation with the other federal cases.

Recently, Wellman and certain other companies were named in an action filed in the Superior Court of Justice for Ontario, Canada, by a plaintiff purporting to represent a class of direct and indirect purchasers of polyester staple fiber. This complaint asserts claims under Canadian law.

In addition to the foregoing, Wellman may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. Furthermore, the federal grand jury investigation is ongoing and additional indictments may result. We intend to vigorously defend against the civil claims and any civil or criminal claims or proceedings that may be brought against us in the future. If a material adverse judgment occurs, our business, financial condition, profitability and cash flows may be adversely impacted.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol WLM. The following table shows the high and low sales prices as reported by the NYSE and cash dividends paid per share of common stock for the last two fiscal years.

Year	High	Low	Dividend
2002
Fourth Quarter	$13.99	$ 9.20	$0.09
Third Quarter	$16.80	$13.05	$0.09
Second Quarter	$18.22	$14.89	$0.09
First Quarter	$16.98	$12.74	$0.09

2001
Fourth Quarter	$15.49	$10.96	$0.09
Third Quarter	$17.96	$10.57	$0.09
Second Quarter	$19.50	$16.25	$0.09
First Quarter	$19.99	$13.69	$0.09

We had 754 holders of record as of March 10, 2003.

See note 11 to the Consolidated Financial Statements for information regarding common stock rights associated with our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

"Securities Authorized for Issuance Under Equity Compensation Plans" in our Proxy Statement for the 2003 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission on or before April 30, 2003 is incorporated by reference.

Recent Sales of Unregistered Securities

On February 12, 2003, we sold to Warburg Pincus VIII in a private placement a convertible subordinated note in the aggregate principal amount of $20.0 million that will be automatically converted into preferred stock upon shareholder approval and a warrant to purchase 1.25 million shares of our common stock at an exercise price of $11.25 per share. For additional information, see Item 1. "Recent Developments - Private Equity Investment." The offer and sale of these securities were exempt from the registrant requirements of the Securities Act of 1933 (the Act) pursuant to the exemption under Section 4(2).

On September 17, 2002 and December 20, 2001, we sold to John Hancock Life Insurance Company in private placements senior unsecured notes in the principle amounts of $25.0 million and $40.0 million, respectively. These notes bear interest at 7.46% and 7.55%, respectively, and mature in 2009 and 2011, respectively. The offer and sale of these securities were exempt from the registrant requirements of the Act pursuant to the exemption under Section 4(2).

On November 16, 2001, we sold to Metropolitan Life Insurance Company in a private placement a senior unsecured note in the principal amount of $35.0 million. This note bears interest at a floating rate based on LIBOR and matures in 2004. The offer and sale of this security was exempt for the registrant requirements of the Act pursuant to the exemption under Section 4(2).

Item 6. Selected Consolidated Financial Data
	Years Ended December 31,
(In thousands, except per share data)	2002	2001(1)	2000(1)	1999(1)	1998(1)
Income Statement Data:
Net sales	$1,013,968	$1,009,560	$1,021,543	$849,416	$859,828
Cost of sales	898,745	901,539	887,183	766,303	740,302
Gross profit	115,223	108,021	134,360	83,113	119,526
Selling, general and administrative expenses	73,900	72,788	68,214	70,405	70,897
Restructuring charges (benefit)	--	--	(793)	17,382	6,861
Other Income	4,365	--	--	--	--
Operating income (loss)	45,688	35,233	66,939	(4,674)	41,768
Interest expense, net	10,254	17,957	17,959	13,281	8,302
Loss on cancellation of fixed-rate financial instrument	--	--	--	--	23,314
Earnings (loss) from continuing operations before income taxes (benefit)	35,434	17,276	48,980	(17,955)	10,152
Income tax expense (benefit)	9,036	3,854	13,563	(5,705)	3,869
Earnings (loss) from continuing operations	26,398	13,422	35,417	(12,250)	6,283
Earnings (loss) from discontinued operations, net of income tax	(23,651)	(5,033)	(2,649)	(946)	6,217
Earnings (loss) before cumulative effect of accounting change	2,747	8,389	32,768	(13,196)	12,500
Cumulative effect of accounting change, net of tax	(197,054)	--	--	(1,769)	--
Net earnings (loss)	$(194,307)(2) ======	$ 8,389(3) =======	$ 32,768(4) =======	$(14,965)(5) ======	$ 12,500(6) ========
Basic net earnings (loss) per common share:
Continuing operations	$ 0.84	$ 0.43	$ 1.13	$ (0.39)	$ 0.20
Discontinued operations	(0.75)	(0.16)	(0.09)	(0.03)	0.20
Cumulative effect of accounting change	(6.24)	--	--	(0.06)	--
Net earnings (loss)	$ (6.15) ======	$ 0.27 ======	$ 1.04 ======	$ (0.48) ======	$ 0.40 ========
Basic weighted-average common shares outstanding	31,579 ======	31,542 ======	31,367 ======	31,203 =======	31,178 =======
Diluted net earnings (loss) per common share:
Continuing operations	$ 0.82	$ 0.42	$ 1.11	$ (0.39)	$ 0.20
Discontinued operations	(0.73)	(0.16)	(0.08)	(0.03)	0.20
Cumulative effect of accounting change	(6.16)	--	--	(0.06)	--
Net earnings (loss)	$ (6.07) ======	$ 0.26 ======	$ 1.03 ======	$ (0.48) ======	$ 0.40 ========
Diluted weighted-average common shares outstanding	32,015 ======	32,031 ======	31,884 ======	31,203 ======	31,391 ========
Dividends (7)	$ 11,467 ======	$ 11,461 ======	$ 11,390 ======	$ 11,310 ======	$ 11,253 ========

	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Total assets	$ 965,210	$1,234,430	$1,332,184	$1,329,387	$1,482,898
Total debt	$ 236,909	$ 333,144	$ 381,521	$ 405,974	$ 556,548
Stockholders' equity	$ 426,698	$ 612,739	$ 625,525	$ 602,364	$ 638,128
1

The income statement data for these periods have been reclassified to reflect separately the earnings (loss) from discontinued operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" and note 2 to the Consolidated Financial Statements.

2

Net earnings for 2002 include $2,837, or $0.09 per diluted share, in proceeds received under the Continued Dumping and Subsidy Offset Act of 2000, a charge of $2,600, or $0.08 per diluted share, for expected losses on accounts receivable, and a cumulative effect of an accounting change of ($197,054) or $(6.16) per diluted share. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and note 2 to the Consolidated Financial Statements.

3

Net earnings for 2001 include the after-tax financial impact of the property damage and other costs associated with a production outage of $6,433, or $0.20 per diluted share, and income from property damage claims and business interruption insurance of $6,855, or $0.21 per diluted share. For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Production Outages."

4

Net earnings for 2000 include the after-tax effects of income from business interruption insurance of $3,290, or $0.10 per diluted share, a charge for the activities necessary to idle the Pearl River staple fiber production assets of $1,268, or $0.04 per diluted share, and a restructuring benefit of $554, or $0.02 per diluted share.

5

Net loss for 1999 includes the after-tax effects of a restructuring charge of $11,875, or $0.38 per diluted share, costs associated with production outages of $6,145, or $0.20 per diluted share, and the cumulative effect of an accounting change of $1,769, or $0.06 per diluted share.

6

Net earnings for 1998 include the after-tax effects of a loss of $14,804, or $0.47 per diluted share, on the termination of a fixed-rate treasury lock commitment, a lower-of-cost-or-market inventory adjustment of $5,486, or $0.17 per diluted share, and a restructuring charge of $4,357, or $0.14 per diluted share.

7	Dividends paid were $0.36 per share in 2002, 2001, 2000, 1999, and 1998.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are principally engaged in the manufacture and marketing of PermaClear® and EcoClear® brand PET resins and high-quality polyester products, including Fortrel® brand polyester fibers. We believe we are the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At December 31, 2002, we had annual operating capacity to manufacture approximately 1.4 billion pounds of PET resins and 0.9 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe. See Item 1. "Business-Recent Developments" for information concerning businesses discontinued in the first quarter of 2002, and see "Outlook" below for information on our ability to convert certain fiber capacity to PET packaging resins.

Our operations are classified into two reportable operating segments: the Packaging Products Group (or PPG) and the Fibers and Recycled Products Group (or FRPG). Our PermaClear® PET and HP® resins are produced by the PPG from purified terephtalic acid (PTA) and monoethylene glycol (MEG) and EcoClear® PET resins are produced from a combination of chemical and post-consumer recycled raw materials. These resins are primarily used in the manufacture of plastic soft drink bottles and other food and beverage packaging. The FRPG produces Fortrel® fibers, which are primarily used in apparel, non-wovens, home products, and industrial products. These fibers are also produced from PTA and MEG. In addition, Fortrel® polyester and nylon for use primarily in furniture, pillows, comforters, industrial products, carpets and rugs, are manufactured from recycled PET raw materials, including post-consumer containers and post-industrial materials.

Demand for both North American and global PET resins continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET. Demand for polyester fibers historically has been cyclical. It is subject to changes in consumer preferences and spending, retail sales patterns, and fiber and textile product imports. Imports of products throughout the textile chain continue to impact the United States fiber markets, adversely affecting our profitability.

Our profitability is primarily determined by our raw material margins, which is the difference between product selling prices and raw material costs. Both PET resin and fiber raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A $.01 change in raw material margin on approximately 2.0 billion pounds of resin and fiber volume results in an annual change of approximately $20 million in pretax income. See "Outlook" below for information on raw material prices in 2003.

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

Our significant accounting policies are described in note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. We believe the following critical accounting policies, among others, involve significant judgments and estimates used in the preparation of the consolidated financial statements. The critical accounting policies have been reviewed with our Audit Committee of the Board of Directors.

Accounts Receivable

We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We have established a reserve for uncollectible accounts receivable based on our evaluation of the credit-worthiness of our customers and the potential risks inherent in their businesses. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, especially in light of the difficult economic conditions facing our customers. These judgments could vary significantly from actual amounts realized, resulting in changes in bad debt expense and allowances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We increased our reserve for uncollectible accounts by $4.0 million in the fourth quarter of 2002.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation for assets is provided based on their estimated useful lives and is computed on the straight-line method and the units of production method. Changes in circumstances such as technological advances, changes to our capital strategy, or changes to our business model could result in the actual lives differing from our estimates, in which case our earnings could be affected.

Effective January 1, 2002, we were required to adopt SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets. " See note 2 to the Consolidated Financial Statements. SFAS 144 established criteria to determine when a long-lived asset is held for sale and whether the results of operations of a component of an entity that either has been disposed of or is classified as held for sale should be reported in discontinued operations. In accordance with SFAS No. 144, when an asset is held for sale, it is measured at the lower of its carrying amount or fair value less costs of disposal. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Judgment is required in determining the fair value of the assets and could differ from the actual amount received upon disposal.

Goodwill and Other Intangibles

Through December 31, 2001, we amortized goodwill on a straight-line method over periods ranging from 30 to 40 years. Effective January 1, 2002, we were required to adopt SFAS No. 142 "Goodwill and Other Intangible Assets." See note 2 to the Consolidated Financial Statements. Based on this standard, goodwill is no longer amortized, but is tested at least annually at the reporting unit level for impairment. Goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. The fair value is determined based on the present value of estimated future discounted cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. A comparison is then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. If the implied fair value is less, an impairment loss equal to the difference is recognized. This implied fair value then becomes the new carrying value of the goodwill for future impairment tests.

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

Pension Benefits

Our pension benefit costs and liabilities are calculated utilizing various actuarial assumptions and methodologies prescribed under SFAS No. 87, "Employers' Accounting for Pensions." We utilize certain assumptions, including, but not limited to, the selection of the discount rate, the expected rate of return on plan assets, projected salary increases, and mortality rates. The actuarial assumptions used in our pension reporting are reviewed annually and compared to external benchmarks to assure our pension obligations are fairly stated. Changes in assumptions and future investment returns could affect our pension expense and related funding requirements.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. These variable interest entities are commonly referred to as special-purpose entities or off-balance sheet financings. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

The only contractual obligation that may be impacted by FIN 46 is a sale and leaseback transaction we entered into in 1999. We expect to restructure the sale and leaseback transaction prior to July 1, 2003. If we are successful, the sale and leaseback transaction will not be impacted by FIN 46. Otherwise, we will consolidate the transaction and either record the impact as a cumulative effect of an accounting change or restate the prior years' financial information. Other than normal financial risks, we do not have any exposure to risks as a result of this transaction. We do not expect the adoption of FIN 46 to affect our compliance with debt covenants. See Table II below and note 3 to the Consolidated Financial Statements.

DISCONTINUED OPERATIONS

In January 2002, we announced plans to refocus the strategy of our polyester fibers business in order to be less dependent on commodity fibers. We plan to direct our production capacity toward more differentiated, higher value-added products, taking advantage of our unique production capabilities of polymer and extrusion fiber manufacturing and our chemical and recycled-based raw material sources. We believe that this new strategy will enable us to face the competitive challenges presented by the imports of textile and apparel fiber and finished goods that continue to adversely affect the domestic fibers market, particularly the domestic commodity textile market. As a result of our review of strategic alternatives, in March 2002 we decided to sell our POY business and our small recycled fine denier polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. These businesses are reported as discontinued operations in our financial statements.

On June 18, 2002, we sold the property, plant and equipment and inventory of our POY business. The aggregate sales price was $1.7 million in cash (including the reimbursement of certain business expenses) and the assumption of certain liabilities. The total loss on disposal of the assets of our POY business for the year ended December 31, 2002 was $16.2 million, net of taxes. The net loss is included in discontinued operations in our Consolidated Statements of Operations.

The assets of our small recycled fine denier polyester staple fiber business are reported separately in our Consolidated Balance Sheet at December 31, 2002 and 2001. We recorded an impairment charge of $4.7 million, net of taxes, in the first quarter of 2002 to reflect the assets at their fair value less costs of disposal. We expect to sell these assets by the end of the first quarter of 2003.

The net operating results for the POY and recycled fine denier polyester staple fiber businesses for the year ending December 31, 2002 have been reflected as discontinued operations in our Consolidated Statements of Operations. In addition, information for all prior years presented has been reclassified in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 to reflect separately the assets of the discontinued operations and the loss from discontinued operations.

IDLE ASSETS

We completed the construction of our Pearl River facility in 2000. This facility consists of two resin lines and one staple fiber line. In December 2000, we idled the staple fiber line because of the expected over-supply of polyester stable fiber in the United States in 2001. Since this line is depreciated using the units of production depreciation method, no depreciation expense has been charged with respect to this line since December 2000. It has a net book value of approximately $192.0 million at December 31, 2002. In June 2002, Wellman announced plans to modify the polyester fiber line to enable it to produce either solid stated PET resin or polyester fiber. This will allow us to take advantage of the expected growth in the PET resins industry, while maintaining our ability to respond to future fiber needs. In December 2002, we announced plans to delay the modification originally scheduled to begin in the first quarter 2004 until we are able to improve the project's economic return. For additional information on idle assets, see note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

2002 Compared To 2001

Total net sales from continuing operations for 2002 increased $4.4 million, or 0.4%, to $1,014.0 million from $1,009.6 million in 2001 due to the following:

	PPG	FRPG	TOTAL
Net selling prices	$ (61.9)	$ (18.0)	$ (79.9)
Sales volumes	49.8	25.9	75.7
Foreign currency translation	3.7	4.9	8.6
	$ (8.4) ======	$ 12.8 ======	$ 4.4 ======

Total costs of sales from continuing operations for 2002 decreased $2.8 million, or 0.3%, to $898.7 million from $901.5 million due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$ (13.9)	$ (17.0)	$ (30.9)
Plant added costs	11.8	7.2	19.0
Foreign currency translation	4.8	4.3	9.1
	$ 2.7 ======	$ (5.5) ======	$ (2.8) ======

Lower raw material costs were the result of lower unit costs, partially offset by higher production volumes. Plant costs were higher in the aggregate as a result of higher production levels, but were lower on a unit-cost basis. During 2001, our operations were negatively impacted by a production outage that increased our costs by approximately $9.9 million, or $0.20 per diluted share, and lowered our volumes. See note 6 to the Consolidated Financial Statements.

As a result of the foregoing, gross profit increased 6.7% to $115.2 million in 2002 compared to $108.0 million in 2001. The gross profit margin was 11.4% in 2002 compared to 10.7% in 2001.

Selling, general and administrative expenses were $73.9 million, or 7.3% of sales, in 2002 compared to $72.8 million, or 7.2% of sales, in 2001. Expenses for 2001 included amortization of goodwill totaling $8.4 million. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill amortization be discontinued and replaced with annual tests of impairment. For additional information, see note 2 to the Consolidated Financial Statements. Excluding the amortization expense for goodwill from the prior year, selling, general and administrative expenses increased in 2002 by $9.5 million. The increase in 2002 was due primarily to bad debt expense of approximately $4.0 million for unexpected losses on accounts receivable, costs associated with new strategic initiatives of $3.2 million, and higher professional fees of $1.9 million due to the on-going Department of Justice investigation of the staple fiber industry. We increased our reserve for uncollectible accounts receivable by $4.0 million in the fourth quarter of 2002. The increase in our reserve was, in part, necessary due to our textile customer base, which faces competitive challenges presented by the imports of textile and apparel finished goods that continue to adversely affect their profitability.

Other income for 2002 consisted of proceeds of $4.4 million received under the Continued Dumping and Subsidy Offset Act of 2000. For additional information, see Item 1. "Recent Developments - Continued Dumping and Subsidy Offset Act of 2000."

As a result of the foregoing, we reported operating income of $45.7 million in 2002 compared to $35.2 million in 2001.

Net interest expense was $10.3 million in 2002 compared to $18.0 million in 2001. The decrease was due to a lower average debt balance and lower average interest rates during 2002.

Our effective tax rate for 2002 on income from continuing operations was 25.5% compared to 22.3% in 2001. The principal item affecting our rate was foreign earnings, which are taxed at rates lower than U.S. rates. The amount of foreign earnings declined in 2002 compared to 2001; however, this was offset by the elimination of the amortization of non-deductible goodwill.

As a result of the foregoing, net earnings from continuing operations were $26.4 million, or $0.82 per diluted share, for the 2002 period compared to $13.4 million, or $0.42 per diluted share, for 2001.

We reported a net loss from discontinued operations of $(23.7) million, or $(0.73) per diluted share, and $(5.0) million, or $(0.16) per diluted share, for 2002 and 2001, respectively. We adopted a plan in March 2002 to sell our POY business and our small recycled fine denier polyester staple fiber business, the assets of which were previously reported as part of our FRPG. On June 18, 2002 we sold our POY business and reported a loss on disposal. For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations" and note 2 to the Consolidated Financial Statements.

As required by SFAS No. 142, we completed our initial assessment of goodwill using the two-step approach described in the Statement and determined that the goodwill related to our FRPG segment was impaired. As a result, the carrying value of this goodwill was reduced by $197.1 million to its implied value. The reduction was recorded as a cumulative effect of accounting change in our first quarter 2002 financial statements. For additional information, see note 2 to the Consolidated Financial Statements.

As a result of the foregoing, we reported a net loss of $(194.3) million, or $(6.07) per diluted share, for 2002, compared to net earnings of $8.4 million, or $0.26 per diluted share, for 2001.

2001 Compared to 2000

Total net sales from continuing operations for 2001 decreased $12.0 million, or 1.2%, to $1,009.6 million from $1,021.5 million in 2000 due to the following:

	PPG	FRPG	TOTAL
Sales volumes	$ 38.0	$ (42.2)	$ (4.2)
Net selling prices	(2.0)	(0.7)	(2.7)
Foreign currency translation	(2.1)	(3.0)	(5.1)
	$ 33.9 ======	$ (45.9) ======	$ (12.0) ======

Total costs of sales from continuing operations for 2001 increased $14.4 million, or 1.6%, to $901.5 million from $887.2 million due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$ 22.5	$ (9.5)	$ 13.0
Plant added costs	8.5	(3.0)	5.5
Foreign currency translation	(1.4)	(2.7)	(4.1)
	$ 29.6 ======	$ (15.2) ======	$ 14.4 ======

During 2001, our operations were negatively impacted by a production outage that increased our costs by approximately $9.9 million, or $0.20 per diluted share, and lowered our sales volumes. See note 6 to the Consolidated Financial Statements.

As a result of the foregoing, gross profit decreased 19.6% to $108.0 million in 2001 compared to $134.4 million in 2000. The gross profit margin was 10.7% in 2001 compared to 13.2% in 2000.

Selling, general and administrative expenses were $72.8 million, or 7.2% of sales, in 2001 compared to $68.2 million, or 6.7% of sales, in 2000. This increase was partially due to increased selling costs of new products, wage increases, and increased professional fees due to the on-going Department of Justice investigation of the staple fiber industry.

During the second quarter of 1999, we implemented an overall cost reduction and productivity improvement plan, which was completed in the fourth quarter of 2000. In 2000, we recognized restructuring income of $0.8 million ($0.5 million after tax), or $0.02 per diluted share, from over-accruals related to this plan.

As a result of the foregoing, we reported operating income of $35.2 million in 2001 compared to $66.9 million in 2000.

Net interest expense was $18.0 million in both 2001 and 2000.

Our effective tax rate for 2001 on income from continuing operations was 22.3% compared to 27.7% in 2000. The principal items which affected our rate were foreign earnings, which are taxed at rates lower than U.S. rates, and amortization of nondeductible goodwill. The net effect of these two items was a reduction in the tax rate.

As a result of the foregoing, net earnings from continuing operations were $13.4 million, or $0.42 per diluted share, for the 2001 period compared to $35.4 million, or $1.11 per diluted share, for 2000.

We reported a net loss from discontinued operations of $(5.0) million, or $(0.16) per diluted share, and $(2.6) million, or (0.08) per diluted share, for 2001 and 2000, respectively. We adopted a plan in March 2002 to sell our POY business and our small recycled fine denier polyester staple fiber business, the assets of which were previously reported as part of our FRPG. On June 18, 2002 we sold our POY business and reported a loss on disposal. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we restated all prior years' information. For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations" and note 2 to the Consolidated Financial Statements.

As a result of the foregoing, we reported net earnings of $8.4 million, or $0.26 per diluted share, for 2001, compared to net earnings of $32.8 million, or $1.03 per diluted share, for 2000.

OUTLOOK

The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

We expect 2003 to be more profitable than 2002 due to expected increases in PET resin volumes and margins.

We expect domestic PET resins capacity utilization to increase in future years because PET resins demand is expected to grow faster than announced capacity increases. We expect demand for PET resins to grow in traditional PET packaging markets, as well as in new markets and products. These new products include food products like spaghetti sauce, vegetables, and jellies that require higher filling temperatures. In addition, resin customers have indicated they expect to use more of our recycled content resin. Increased capacity utilization is expected to result in increased margins in the industry.

We successfully implemented two significant selling price increases in our domestic PET resins business on January 1, 2003 and March 1, 2003 and have announced an additional selling price increase of $0.08 per pound effective April 1, 2003. These increases are primarily to offset sharply higher chemical raw material costs. While we anticipate increasing PET resin margins in 2003, given the competitive nature of our business and other market influences, there can be no assurance that this will occur.

We expect the poor economic conditions in the domestic fibers market to continue as imports throughout the textile chain, especially from China, continue to adversely impact this market.

We successfully implemented a significant selling price increase in our domestic fibers business on March 2, 2003 and have announced additional selling price increases of 11% to 14% effective April 6, 2003. These increases are expected to offset sharply higher chemical raw material costs. However, there can be no assurance that we will maintain our raw material margins.

To compete with imports of textile products, our Fibers Group continues to introduce differentiated high value-added products. We expect these products to have a small positive impact on raw material margins in 2003.

In 2003, we expect to sell approximately 1.1 billion pounds of PET resins and 850 million pounds of polyester staple fibers. We intend to continue to focus on cost reductions and expect that these reductions will more than offset operating cost increases. We anticipate our depreciation and amortization to be between $45-$50 million and capital expenditures to be between $25-$30 million.

In June 2002, we announced the delay in the conversion of a polyester staple fiber line at our Pearl River facility to a swing line. This line would allow the production of either polyester staple fiber or PET resin. While we do not plan to start this project in 2003, we expect to announce the timetable for construction by the end of 2003.

In January 2003, Moody's Investors Service lowered our credit rating to Ba2 with a stable outlook. As a result, we are currently rated below investment grade by both Moody's and Standard & Poor's. In February 2003, we signed a securities purchase agreement that will permit the issuance and sale of up to $125.4 million of preferred stock and warrants to Warburg Pincus VIII if certain conditions are met, including shareholder approval of the proposal and our entering into a new 3-year $175 million senior revolving credit facility that retires our existing $275 million senior revolving credit facility. We expect the change in our credit rating to increase our financing costs, which would be offset by the expected reduction in interest expense as a result of lower debt if the equity investment is consummated. In February 2003, after the announcement of the private equity investment, Standard & Poor's improved our rating from Baa2 with a negative outlook to Baa2 with a stable outlook.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operations, including both continuing and discontinued operations, was $128.3 million, for 2002 compared to $91.3 million for 2001. Cash from operations in 2002 included a $20.2 million tax refund, approximately $20.2 million from decreases in working capital (exclusive of the current portion of long-term debt), and $4.4 million received under the Continued Dumping and Subsidy Offset Act of 2000.

Net cash used in investing activities amounted to $20.1 million in 2002 compared to $28.1 million in 2001. Capital expenditures were $21.7 million in 2002 compared to $28.1 million in 2001. For information about expected capital expenditures in 2003, see "Outlook" above.

Net cash used in financing activities (principally related to debt repayments) amounted to $110.1 million in 2002 compared to $61.3 million in 2001. This resulted from lower capital expenditures and improved cash flow from operations in 2002.

The following table describes our debt facilities, providing details as to the maturity of these facilities and amounts outstanding at December 31, 2002, as well as available funding from both committed and uncommitted facilities.

TABLE I	December 31, 2002 (In Millions)
	Maturity	Total Facility	Commitment	Amount Outstanding	Amounts Available under all Facilities	Amounts Available under Committed Facilities
Uncommitted Lines of Credit (1)	N/A	$ 75.0	N/A	$ 25.5	$ 49.5
Prudential Note (2)	Feb 2003	$ 50.0	$ 50.0	$ 50.0
Revolving Bank Facility (3)	Sept 2003	$275.0	$275.0	$ 5.0	$270.0	$270.0
Metropolitan Note (4)	Nov 2004	$ 35.0	$ 35.0	$ 35.0
Hancock Note (5)	Dec 2011	$ 40.0	$ 40.0	$ 40.0
Hancock Note (6)	Sept 2009	$ 25.0	$ 25.0	$ 25.0
Industrial Revenue Bonds (7)	2010+	$ 50.7	$ 50.7	$ 50.7
Financial Instruments and Other (8)	N/A	$ 5.7	N/A	$ 5.7	______	______
Total		$556.4 =====		$236.9 =====	$319.5 =====	$270.0 ======

(1) We have uncommitted lines of credit from banks. Generally these lines of credit can be terminated at any time as long as we have not borrowed against them. We use these lines to borrow at competitive rates on a short-term basis.

(2) We borrowed $50.0 million from Prudential Insurance Company in February 2000 at an interest rate of 8.41% as senior unsecured indebtedness with a single principal payment due in February 2003. This debt was repaid on its maturity date. In conjunction with this financing, we entered into interest rate swaps, which effectively converted the total amount of this fixed-rate debt to floating-rate debt. These swaps were terminated during 2002, resulting in a gain of $1.5 million. This gain, $0.4 million at December 31, 2002, is included in "Financial Instruments and Other" in Table 1 and is being recognized as a reduction in interest expense over the remaining life of the debt.

(3) We initially entered into a 4-year $325.0 million unsecured revolving credit agreement in September 1999. In April 2000, we voluntarily reduced the commitment to $275.0 million. Amounts are borrowed under this facility at floating rates and normally have maturities of six months or less. This facility matures in September 2003. Management expects to enter into a new facility during the first half of 2003.

(4) We borrowed $35.0 million from Metropolitan Life Insurance Company in November 2001 as senior unsecured indebtedness at a floating interest rate based on Libor, payable quarterly, with a single principal payment due in November 2004.

(5) We borrowed $40.0 million from John Hancock Life Insurance Company in December 2001 as senior unsecured indebtedness at an interest rate of 7.55%, payable semi-annually, with a single principal payment due in December 2011. In conjunction with this financing, we entered into interest rate swaps, which effectively convert the total amount of this fixed-rate debt to floating-rate debt. See (8) below for more information on our derivative financial instruments.

(6) We borrowed $25.0 million from John Hancock Life Insurance Company in September 2002 as senior unsecured indebtedness at an annual fixed rate of 7.46%, payable semi-annually, with a single principal payment due in September 2009.

(7) We issued $50.7 million of Industrial Revenue Bonds in the 1990's. These are senior unsecured bonds. We intend to redeem $9.5 million of the Industrial Revenue Bonds in March 2003, in conjunction with the sale of our Marion facility. The remaining bonds mature on various dates beginning in 2010. These bonds bear interest at a floating rate and are supported by letters of credit that may be terminated upon 13 months notice. If a letter of credit is terminated, we would have to replace it, arrange for other security, or redeem the Bonds.

(8) We have various financial instruments described below, in Item 7A. "Quantitative and Qualitative Disclosure about Market Risk" and in note 14 to the Consolidated Financial Statements. The financial instruments have a net value at December 31, 2002 of approximately $5.3 million that is accounted for as a reduction of our debt obligations.

In addition to our debt commitments, we have entered into other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 31, 2002 under all debt agreements (see the Amounts Outstanding in the table above), commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations. This table includes commitments and other contractual obligations, including those with unconsolidated entities or financial partnerships (variable interest entities). In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" that establishes new criteria for determining if variable interest entities should be consolidated. For additional information, including the impact on our Consolidated Financial Statements, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Accounting Pronouncements." Historically, we have been able to pay, renew or refinance these contractual obligations in advance of their termination dates and expect to maintain this ability for the foreseeable future. See "Forward-Looking Statements; Risk and Uncertainties."

TABLE II	Payments Due by Period (In Millions)
Contractual Obligations	Total	2003	2004	2005	After 2005
Debt Agreements (see Table I)	$236.9	$ 70.4	$ 35.0		$131.5
Receivables Securitization (1)	64.2	64.2
Operating Leases including Sale and Leaseback (2)	187.6	17.9	161.5	5.3	2.9
Raw Material Purchase Obligations (3)	115.7	19.3	19.3	19.3	57.8
Total	$604.4 =====	$171.8 =====	$215.8 =====	$ 24.6 =====	$192.2 =====

(1) We replaced our existing receivables purchase agreement in September 2002. Under the new agreement, we may continue to sell without recourse up to $80.0 million in an undivided interest in certain of our domestic trade accounts receivable at a discount, on a revolving basis, through an unconsolidated receivables subsidiary. This type of funding permits us to obtain funds at a rate lower than the borrowing rates available on our uncommitted lines or our revolving credit agreement. The program was structured as a three-year facility; however, the program must be renewed annually. Although we expect to renew the program, if it is not renewed or replaced, we would not be able to sell our receivables in this manner and our receivables and debt as reflected on our Consolidated Financial Statements would each increase by the amount of the receivables that would otherwise have been sold at that time.

(2) The resin assets at our Palmetto facility were sold in June 1999 in a sale and leaseback transaction. The equipment was purchased from us for its fair market value (as verified by an independent appraisal) of $150.0 million. Under the 5-year operating lease we entered into for this equipment, our rental payments as the lease is currently structured are expected to be approximately $10.3 million per annum for the remainder of the lease, which is lower than the financing cost we otherwise would have incurred if we had borrowed the fair market value of the equipment at the time of the transaction. In addition to this transaction, we have normal operating leases with aggregate rental payments approximating $7.6 million in 2003 and varying amounts thereafter.

(3) We have entered into several contracts for varying terms of up to ten years to purchase raw materials. One raw material contract requires us to make unconditional minimum annual payments of $19.3 million per year through December 2008. The supplier used our contract to obtain financing that expires in March 2004. If the financing cannot be replaced, then in order for us to preserve our favorable raw material pricing under this contract we would pay the present value of the remaining minimum payments ($75 million as of March 2004). Any such accelerated payments would reduce our payments during the remaining term of the contract. We anticipate that we will have sufficient liquidity, if necessary, to make this payment, including availability under our revolving credit facility. This contract represents less than one third of our annual raw material purchases.

Except for certain of the contractual obligations discussed above, we did not have any material relationships with unconsolidated entities or financial partnerships, often referred to as special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes.

Many of the contractual obligations in Table II contain provisions that change the costs of the obligations (e.g., interest rates) based on our credit ratings. As of January 2003, we were rated as non-investment grade by both rating agencies. We are currently rated BB+ with a stable outlook by Standard and Poor's (S&P) and Ba2 with a stable outlook by Moody's Investors Service (Moody's). As a result of Moody's changes to our rating in January 2003, we expect our interest costs under these contractual obligations to increase by approximately $3.0 million in 2003 compared to 2002.

Substantially all of the contractual obligations in Table II contain normal financial and restrictive covenants. The principal financial covenants require that we maintain a debt to capital ratio of less than 55% and a ratio of EBITDA (earnings before charges for interest, taxes, depreciation and amortization) from continuing operations to our net interest expense (both for the previous four quarters) of greater than 3.5 to 1. At December 31, 2002, our debt to capital ratio was 35.7% and our ratio of EBITDA to net interest was 9.9: 1.0. These obligations also contain covenants that prohibit liens except in certain situations. Certain subsidiaries have guaranteed substantially all of our indebtedness for borrowed money. These obligations also contain cross acceleration and cross payment default provisions for amounts greater than $10.0 million. At December 31, 2002, we were in compliance with the covenants and expect to remain in compliance for the foreseeable future. See note 7 to the Consolidated Financial Statements. However, if current business conditions deteriorate or certain events occur (including those set forth in "Forward Looking Statements, Risks and Uncertainties" below), we may breach these covenants, in which case substantially all of these contractual obligations would immediately become due and payable. If this occurred, there is no certainty these obligations could be refinanced. If these obligations were refinanced under those circumstances, there is a high probability that we would incur increased costs and some or all of the contractual obligations would be classified as debt on our balance sheet.

The financial resources available to us at December 31, 2002 included $319.5 million under our revolving credit facility and unused short-term uncommitted lines of credit, and internally generated funds. Based on our debt level as of December 31, 2002, we could have had an average of approximately $284.1 million of additional debt outstanding during the year without amending the terms of our debt agreements. Our current financing sources are primarily dependent on the bank and commercial paper markets since these are the lowest cost funds available. The availability and cost of these funds can change in a short period of time for a variety of reasons. As a result, we cannot be sure that low cost financing will continue to be available to us. However, we believe our financial resources will be sufficient to meet our foreseeable needs for working capital, capital expenditures and dividends. In addition, we have entered into an agreement to sell up to $125.4 million of perpetual convertible preferred stock to Warburg Pincus VIII. For additional information, see Item 1. "Recent Developments - Private Equity Investment."

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

Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between $5.7 million and $20.2 million. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $9.3 million and $10.5 million at December 31, 2002 and 2001, respectively, which are reflected as other noncurrent liabilities in our Consolidated Balance Sheet. These accruals represent our best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from $6.5 million to $17.0 million. These non-capital and capital expenditures are expected to be incurred during the next 10 to 20 years. We believe that we are entitled to recover a portion of these expenditures under indemnification and escrow agreements. During 2002, 2001 and 2000, net expenses associated with environmental remediation and ongoing assessment were not significant. For additional information, see notes 1 and 9 to the Consolidated Financial Statements.

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

We believe we are either in material compliance with all currently applicable regulations or are operating in accordance with the appropriate variances and compliance schedules or similar arrangements. In February 2003, we received a notice from the South Carolina Department of Health and Environmental Controls of violations regarding air emissions and related record-keeping for our Palmetto and Johnsonville, SC facilities. No further action, other than a minor fine, is expected. Subject to the imprecision in estimating future environmental costs, we believe that compliance with current laws and regulations will not require significant capital expenditures or have a material adverse effect on our consolidated financial position or results of operations. See "Forward Looking Statements; Risks and Uncertainties."

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-K that are not historical facts, including those made in the "Outlook" section above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "expects," "anticipates," and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: demand and competition for PET resins and polyester fiber; the financial condition of our customers; availability and cost of raw materials; availability and cost of petrochemical feedstock necessary for the production process; the impact of a governmental investigation of pricing practices in the polyester staple fiber industry; availability of financing, changes in financial markets, interest rates, credit ratings, and foreign currency exchange rates; tax risks; U.S., European, Asian and global economic conditions; prices and volumes of imports; work stoppages; levels of production capacity and profitable operation of assets; changes in laws and regulations; prices of competing products; natural disasters and acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

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

Capacity utilization, which is the demand for product divided by its supply, is a critical factor affecting our financial performance. Demand for polyester fiber historically has been cyclical because it is subject to changes in consumer preferences and spending, retail sales patterns, and fiber or textile product imports. Demand, prices and raw material costs for both PET resins and fiber may be affected by global economic conditions. Worldwide supply is expanding for both resins and fiber. Any significant expansion in supply over demand could reduce our profitability. A material change in demand, supply or in general economic conditions or uncertainties regarding future economic prospects could have a material adverse effect on our profitability.

The financial condition of our customers impacts our profitability.

Our customers include the manufacturers of plastic containers and textile mills, yarn spinners, and the injection molding industry. The PPG has six customers that represented approximately 67.0% of the PPG's total net sales in 2002. The FRPG does not have any single customer that has a material effect on the segment. If our customers have financial difficulties, this could affect our profitability by decreasing our sales and/or resulting in the uncollectibility of accounts receivable.

Fiber and textile imports continue to adversely impact our margins.

The U.S. and European fiber and textile markets continue to be severely impacted by imports, principally from Asian countries. Imports of fiber and fiber products continue to cause an over-supply which decreases fiber margins. The price and volume of imports have and are expected to continue to significantly impact the profitability of our businesses.

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

The prices of PTA and MEG, purchased pursuant to long-term contracts, have fluctuated in the past and may fluctuate in the future. Recycled raw materials are purchased from many different suppliers, including some under long-term supply contracts. The prices of recycled raw materials are variable and determined by worldwide supply and demand.

The governmental investigation of pricing practices in the polyester stable fiber industry could adversely impact our profitability.

In January 2001, we received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple industry. We have cooperated and continue to cooperate with the investigation by producing documents in response to this subpoena. In September 2002 the U.S. Department of Justice announced the indictment of a former sales manager of one of our competitors for conspiring to fix prices and allocate customers for polyester staple beginning in September 1999 and ending in January 2001. On October 31, 2002, the U.S. Department or Justice announced that it was filing informations against another competitor and one of its former officers as a result of their agreement to plead guilty to participating in a conspiracy to fix prices and allocate customers in the polyester staple industry. Neither we nor any of our employees have been charged with any wrongdoing, and we vehemently deny that we or any of our employees have engaged in price fixing or customer allocation.

Following the disclosure of the investigation, the indictment of a competitor's employee, the informations and guilty pleas of another competitor and its employee, the producers of polyester fiber, including Wellman, have been named in various civil actions asserting claims substantially based on the indictment and informations. These proceedings are summarized below.

Wellman and certain other companies have been named as defendants in nineteen federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. In seventeen of the cases, the plaintiff purports to represent a class of all persons who directly purchased polyester staple fiber and were similarly affected by such alleged conduct. Two of the cases are brought by plaintiffs who do not purport to represent a class. All of the federal plaintiffs seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. The federal suits are pending in the U.S. District Court for the Northern District of California, U.S. District Court for the District of New Jersey, U.S. District Court for the Middle District of North Carolina, U.S. District Court for the Western District of North Carolina and U.S. District Court for the District of South Carolina. Currently there are motions pending before the Judicial Panel on Multi-District Litigation to transfer all the federal cases to a single federal court for coordinated or consolidated pretrial proceedings.

In addition to the direct purchaser actions discussed above, thirty-three purported class actions alleging violations of federal antitrust laws, state antitrust or unfair competition laws and certain state consumer protection acts have been filed in one federal court and various state courts on behalf of purported classes of indirect purchasers of polyester staple fiber products. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of polyester staple fiber products. In most of these cases, the plaintiffs seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. One indirect purchaser case is pending in the U.S. District Court for the Western District of North Carolina and is subject to transfer by the Judicial Panel on Multi-District Litigation for coordination or consolidation with the other federal cases. The rest of the indirect purchaser cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. The cases filed in West Virginia and Wisconsin have been removed to federal court. A motion to remand is pending in Wisconsin. If not remanded, these cases will also be transferred by the Judicial Panel on Multi-District Litigation for coordination or consolidation with the other federal cases.

Recently, Wellman and certain other companies were named in an action filed in the Superior Court of Justice for Ontario, Canada, by a plaintiff purporting to represent a class of direct and indirect purchasers of polyester staple fiber. This complaint asserts claims under Canadian law.

In addition to the foregoing, Wellman may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. Furthermore, the federal grand jury investigation is ongoing and additional indictments may result. We intend to vigorously defend against the civil claims and any civil or criminal claims or proceedings that may be brought against us in the future. If a material adverse judgment occurs, our business, financial condition, profitability and cash flows may be adversely impacted.

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

A large portion of our profitability is earned in entities where the functional currency is not the U.S. dollar. When these currencies weaken against the dollar, our profitability and the value of our investment in the foreign subsidiary decreases. In addition, our foreign subsidiaries conduct business in currencies other than their functional currency. Changes in the relative strength of these currencies can adversely affect the profitability of the foreign subsidiaries in their functional currency. A portion of the net assets of these subsidiaries is denominated in other than their functional currency. While we reduce our foreign currency exposure by using appropriate hedges, our foreign subsidiaries still have net assets denominated in currencies other than their functional currency and may experience foreign exchange losses. As a result, a material change in foreign currency exchange rates could affect our profitability.

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

DERIVATIVE FINANCIAL INSTRUMENTS

We do not hold or issue derivative financial instruments for trading purposes. We use derivative financial instruments to manage our exposure to fluctuations in interest rates and foreign exchange rates. For additional discussion of our use of such instruments, see notes 1, 2, 7 and 14 to the Consolidated Financial Statements.

INTEREST RATE RISK

Because our obligations under our bank facilities, bid loans and uncommitted lines of credit bear interest at floating rates, our earnings and cash flows are affected by changes in prevailing interest rates. A 10% increase in market interest rates from those at December 31, 2002 and 2001 would reduce income before income taxes by approximately $1.0 million and $1.8 million, respectively, and reduce cash flow from operations by $1.1 million and $1.9 million, respectively. Our interest rate financial instruments at December 31, 2002 exactly match the terms of the $40.0 million of fixed-rate debt. Any potential decrease in the fair value of our interest rate financial instruments will be offset by changes in the value of our fixed-rate debt.

FOREIGN CURRENCY RISK

We use foreign currency debt and foreign currency purchase and sale contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. These financial instruments are primarily used to hedge certain accounts receivable denominated in foreign currencies. If foreign currency exchange rates at December 31, 2002 and 2001 adversely changed by 10%, the fair value of these financial instruments outstanding at December 31, 2002 and 2001 would decline by approximately $4.1 million and $0.8 million, respectively. However, such loss in fair value would be substantially offset by an increase in the fair value of our underlying exposure. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential changes in any underlying hedged amount or changes in sales levels affected by changes in local currency prices.

Item 8.	Financial Statements and Supplementary Data
WELLMAN, INC. Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	37
Consolidated Balance Sheets as of December 31, 2002 and 2001	38
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000	39
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	40
Notes to Consolidated Financial Statements	41
Report of Independent Auditors	70
Consolidated financial statement schedules for the years ended December 31, 2002, 2001 and 2000: II - Valuation and qualifying accounts	71

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share data)	2002	2001	2000

Net sales	$ 1,013,968	$1,009,560	$1,021,543
Cost of sales	898,745	901,539	887,183
Gross profit	115,223	108,021	134,360
Selling, general and administrative expenses	73,900	72,788	68,214
Restructuring benefit	--	--	793
Other income	4,365	--	--
Operating income	45,688	35,233	66,939
Interest expense, net	10,254	17,957	17,959
Earnings from continuing operations before income taxes	35,434	17,276	48,980
Income tax expense	9,036	3,854	13,563
Earnings from continuing operations	26,398	13,422	35,417
Loss from discontinued operations, net of income tax	(23,651)	(5,033)	(2,649)
Earnings before cumulative effect of accounting change	2,747	8,389	32,768
Cumulative effect of accounting change	(197,054)	--	--
Net earnings (loss)	$ (194,307) =======	$ 8,389 =======	$ 32,768 =======
Basic net earnings (loss) per common share:
Continuing operations	$ 0.84	$ 0.43	$ 1.13
Discontinued operations	$ (0.75)	$ (0.16)	$ (0.09)
Cumulative effect of accounting change	(6.24)	--	--
Net earnings (loss)	$ (6.15) =======	$ 0.27 =======	$ 1.04 =======
Basic weighted-average common shares outstanding	31,579 =======	31,542 =======	31,367 =======
Diluted net earnings (loss) per common share:
Continuing operations	$ 0.82	$ 0.42	$ 1.11
Discontinued operations	$ (0.73)	$ (0.16)	$ (0.08)
Cumulative effect of accounting change	(6.16)	--	--
Net earnings (loss)	$ (6.07) =======	$ 0.26 =======	$ 1.03 =======
Diluted weighted-average common shares outstanding	32,015 =======	32,031 =======	31,884 =======

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
	December 31,
(In thousands, except share data)	2002	2001

Assets:
Current assets:
Cash and cash equivalents	$ --	$ 1,814
Accounts receivable, less allowance of $7,675 in 2002 and $3,871 in 2001	68,762	54,674
Inventories	113,306	137,290
Inventories, discontinued operations	949	8,774
Prepaid expenses and other current assets	7,245	5,631
Total current assets	190,262	208,183
Property, plant and equipment, at cost:
Land, buildings and improvements	153,700	150,874
Machinery and equipment	1,020,401	994,284
Construction in progress	7,564	8,771
	1,181,665	1,153,929
Less accumulated depreciation	480,605	426,000
Property, plant and equipment, net	701,060	727,929
Property, plant and equipment discontinued operations, net	876	31,500
Goodwill, net	35,041	230,458
Other assets, net	37,971	36,360
	$ 965,210 ========	$1,234,430 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 68,671	$ 57,398
Accrued liabilities	29,991	34,439
Current portion of long-term debt	70,405	--
Other	9,289	13,789
Total current liabilities	178,356	105,626
Long-term debt	166,504	333,144
Deferred income taxes and other liabilities	193,652	182,921
Total liabilities	538,512	621,691
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 34,368,809 shares issued in 2002 and 34,335,437 in 2001	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	248,499	247,560
Accumulated other comprehensive loss	(3,243)	(22,037)
Retained earnings	230,932	436,706
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	426,698	612,739
	$ 965,210 ========	$1,234,430 ========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Loss	Earnings	Stock	Total
(In thousands)
Balance at December 31, 1999	33,939	$34	$239,473	$ (6,019)	$ 418,400	$ (49,524)	$ 602,364
Net earnings					32,768		32,768
Currency translation adjustments				(3,184)			(3,184)
Minimum pension liability adjustment				(1,460)			(1,460)
Total comprehensive income							28,124
Cash dividends ($0.36 per share)					(11,390)		(11,390)
Exercise of stock options, net	82		1,525				1,525
Contribution of common stock to employee benefit plan	192		3,797				3,797
Issuance of restricted stock, net	44		683				683
Amortization of deferred compensation, net			422				422
Balance at December 31, 2000	34,257	34	245,900	(10,663)	439,778	(49,524)	625,525
Net earnings					8,389		8,389
Currency translation adjustments				(6,311)			(6,311)
Minimum pension liability adjustment				(4,951)			(4,951)
Fair value of derivatives				(112)			(112)
Total comprehensive loss							(2,985)
Cash dividends ($0.36 per share)					(11,461)		(11,461)
Exercise of stock options, net	44		775				775
Issuance of restricted stock, net	34		340				340
Amortization of deferred compensation, net			545				545
Balance at December 31, 2001	34,335	34	247,560	(22,037)	436,706	(49,524)	612,739
Net loss					(194,307)		(194,307)
Currency translation adjustments				21,413			21,413
Minimum pension liability adjustment				(3,751)			(3,751)
Fair value of derivatives				1,132			1,132
Total comprehensive loss							(175,513)
Cash dividends ($0.36 per share)					(11,467)		(11,467)
Exercise of stock options, net	2		15				15
Issuance of restricted stock, net	32		376				376
Amortization of deferred compensation, net			548				548
Balance at December 31, 2002	34,369 =====	$34 ==	$ 248,499 ======	$(3,243) ======	$ 230,932 =======	$ (49,524) =======	$ 426,698 ======

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(In thousands)	2002	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$ (194,307)	$ 8,389	$ 32,768
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	56,301	57,936	58,880
Amortization	1,279	9,886	9,849
Deferred income taxes and other	3,869	(11,175)	6,617
Contribution of common stock to employee benefit plan	--	--	3,797
Restructuring benefit	--	--	(793)
Cumulative effect of accounting change	197,054	--	--
Impairment loss, discontinued operations	29,407	--	--
Loss on sale of business	2,701	--	--
Changes in assets and liabilities:
Accounts receivable	(8,948)	33,090	(12,108)
Inventories	34,887	30,003	(18,901)
Prepaid expenses and other current assets	(1,328)	(1,151)	(998)
Other assets	2,261	(6,583)	(10,267)
Accounts payable, accrued liabilities, and other current liabilities	1,522	(27,136)	2,202
Other liabilities	(114)	(2,675)	(3,547)
Other	3,718	672	4,260
Net cash provided by operating activities	128,302	91,256	71,759
Cash flows from investing activities:
Additions to property, plant and equipment	(21,653)	(28,084)	(39,418)
Proceeds from sale of assets	1,505	--	321
Net cash used in investing activities	(20,148)	(28,084)	(39,097)
Cash flows from financing activities:
Proceeds from debt	25,000	75,000	50,000
Repayments of debt	(124,010)	(125,932)	(73,044)
Issuance of restricted stock, net	376	340	683
Dividends paid on common stock	(11,467)	(11,461)	(11,390)
Exercise of stock options, net	15	775	1,525
Net cash used in financing activities	(110,086)	(61,278)	(32,226)
Effect of exchange rate changes on cash and cash equivalents	118	(80)	436
Change in cash and cash equivalents	(1,814)	1,814	0
Cash and cash equivalents at beginning of year	1,814	0	0
Cash and cash equivalents at end of year	$ 0 =======	$ 1,814 =======	$ 0 =======
Supplemental cash flow data:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$ 10,299	$ 19,344	$ 17,540
Income taxes	$(18,703)	$ (40)	$ (8,327)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Wellman, Inc. and its subsidiaries (the Company) is an international manufacturing company operating primarily in the United States, Ireland and the Netherlands. The Company primarily manufactures PermaClear® and EcoClear® PET (polyethylene terephthalate) packaging and HP resins and high-quality polyester products, including Fortrel® brand polyester fibers. The principal markets for PET resins are United States, South American, and European-based manufacturers of various types of plastic containers. The principal markets for polyester and nylon staple fibers are apparel, home furnishings, carpet and industrial manufacturers in the United States, Mexico, and Europe.

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

Derivative Instruments and Hedging Activities

The Company records all of its derivative instruments as either assets or liabilities on its balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. For those derivative instruments that qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, with the ineffective portion, if any, being recognized in current earnings during the period of the change.

Allowances for Doubtful Accounts

The Company performs periodic credit evaluations of its customers and generally does not require collateral. A reserve for uncollectible accounts receivable is established based on the Company's evaluation of the credit-worthiness of its customers and the potential risks inherent in their businesses.

Inventories

Inventories are stated at the lower of cost or market. Costs are determined for all inventories using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Depreciation for assets is provided based on their estimated useful lives and is computed using the straight-line and units of production methods. Estimated useful lives are 30 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment.

For idle equipment where the Company utilized the straight-line depreciation method, the Company either records depreciation at a reduced rate or does not record depreciation on the assets. The following table provides the amount of reduced depreciation for assets depreciated using the straight-line depreciation method during the periods noted and the net book value of the assets that were idle at the end of those periods:

	Net Book Value at End of Period	Pretax Impact of Reducing Depreciation
As of and for the year ending December 31, 2000	$ 7,883	$ 1,556

As of and for the year ending December 31, 2001	$ 16,258	$ 1,313

As of and for the year ending December 31, 2002	$ 9,019	$ 1,147

In addition, the Company has a staple fiber line at its Pearl River facility that was depreciated using the units of production method that has been idle since December 2000. As a result, no depreciation has been recorded on this asset since such date. This line has a net book value of approximately $192,000 at December 31, 2002.

Expenditures which materially increase productivity, change capacities, or extend useful lives are capitalized in property, plant and equipment. Routine maintenance, repairs and replacement costs are charged to expense in the period incurred. The Company does not accrue for major maintenance and repairs. Periodically, the Company conducts a complete shutdown and inspection of equipment (turnaround) at its facilities to perform necessary repairs and replacements. Costs associated with these turnarounds are capitalized and are generally amortized over the period until the next turnaround.

Effective January 1, 2002, the Company was required to adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, when an asset is held for sale, it is measured at the lower of its carrying amount or fair value less costs of disposal. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Judgment is required in determining the fair value of the assets, and the fair value could differ from the actual amount received upon disposal.

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, the Company no longer amortizes goodwill but instead tests goodwill for impairment at least annually at the reporting unit level. Goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. The fair value is determined based on the present value of estimated future discounted cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. A comparison is then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. If the implied fair value is less, an impairment loss equal to the difference is recognized. This implied fair value then becomes the new carrying value of the goodwill for future impairment tests.

The estimate of future discounted cash flows is based upon, among other things, certain assumptions about future operating performance. Estimates of future discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, the Company's business model, or the Company's operating performance.

Stock Option Plans

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its employee stock options. Under APB 25, any difference between the exercise price of the Company's employee stock options and the market price of the underlying stock on the date of grant is recognized as compensation expense over the vesting period of the options (intrinsic value method).

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

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

The components of and changes in other comprehensive loss are as follows:

	Foreign Currency Translation Adjustments	Minimum Pension Liability	Fair Value of Derivatives	Accumulated Other Comprehensive Loss
Balance at December 31, 1999	$ (6,019)	$ --	$ --	$ (6,019)
Changes during year (net of taxes of $858)	(3,184)	(1,460)	--	(4,644)
Balance at December 31, 2000	(9,203)	(1,460)	--	(10,663)
Changes during year (net of taxes of $2,569)	(6,311)	(4,951)	(112)	(11,374)
Balance at December 31, 2001	(15,514)	(6,411)	(112)	(22,037)
Changes during year (net of taxes of $2,161)	21,413	(3,751)	1,132	18,794
Balance at December 31, 2002	$ 5,899 =======	$(10,162) ======	$ 1,020 ======	$ (3,243) =======

Advertising Costs

Advertising costs are charged to expense as incurred. Such costs were approximately $1,200, $2,100, and $1,800 for 2002, 2001, and 2000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs were approximately $17,300, $14,600 and $15,500 for 2002, 2001, and 2000, respectively.

Deferred Debt Costs

Debt issuance costs are amortized using the interest method over the life of the associated debt.

Grant Accounting

The Company has received various grants, including capital and operating grants, from the state of Mississippi and other local authorities in connection with the construction of its Pearl River facility. The capital grants without stipulated operating requirements have been recorded as a reduction of property, plant and equipment. The capital grants with stipulated operating requirements have been recorded as deferred revenue and are included in income as the requirements stipulated in the grant are satisfied. The operating grants are recorded as a reduction of operating expenses in the period the reduction occurs. See note 13.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors. Prior to 1998, the exercise price was equal to or greater than the fair value of the shares at the date of grant. Beginning with options granted in 1998, the exercise price is equal to the average of the highest and lowest sales prices of the Company's common stock over a period of 20 days prior to the date of the grant. Since the Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," it recognizes compensation expense over the vesting period for the difference between the exercise price and the fair value of the shares at the date of grant. The difference between the employee purchase price and the fair value of restricted stock awarded under the Deferred Compensation and Restricted Stock Plan is considered to be compensatory. The amount of non-cash compensation expense recognized in 2002, 2001, and 2000 under these plans was not material. See note 11.

Reclassification

Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

Impact of Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. These variable interest entities are commonly referred to as special-purpose entities or off-balance sheet financing. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

The only contractual obligation that may be impacted by FIN 46 is a sale and leaseback transaction the Company entered into in 1999. The Company expects to restructure the sale and leaseback transaction prior to July 1, 2003. If the Company is able to restructure the sale and leaseback transaction, it will not be impacted by FIN 46. Otherwise, the Company will be required to consolidate the transaction and either record the impact as a cumulative effect of an accounting change or restate the prior years' financial information. Other than normal financing risks, the Company does not have any exposure to risks as a result of this transaction. The Company does not expect the adoption of FIN 46 to affect its compliance with debt covenants.

2.	ACCOUNTING CHANGES

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with annual tests of impairment. Other intangible assets continue to be amortized over their estimated useful lives, whereas intangibles with indefinite lives are not amortized, but are tested annually for impairment. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. In addition, the Company completed its initial assessment of goodwill using the two-step approach described in SFAS No. 142. Goodwill was tested for impairment by comparing the fair value of the reporting units to their carrying value, including goodwill. The fair value was determined based on the present value of estimated future discounted cash flows. Since the carrying value of the Fibers and Recycled Products Group (or FRPG) assets exceeded their fair value, a comparison was then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. Goodwill related to the FRPG was determined to be impaired and, as required by this Statement, was reduced by $197,054 to its implied fair value. The reduction was recorded as a cumulative effect of an accounting change. Goodwill was previously evaluated for impairment by comparing the entity level unamortized goodwill balance to projected undiscounted cash flows, which did not result in an indicated impairment. The Company did not have any intangible assets with indefinite lives at December 31, 2002 or 2001.

A reconciliation of previously reported financial statement information to adjusted amounts reflecting the elimination of goodwill amortization for the comparable periods prior to the adoption of SFAS No. 142 is as follows:

	Year Ended December 31, 2001	Year Ended December 31, 2000

Net earnings as reported	$ 8, 389	$ 32,768
Goodwill amortization	8, 444	8,455
	$ 16,833 ======	$ 41,223 ======
Basic net earnings per common share as reported	$ 0.27	$ 1.04
Adjusted basic net earnings per common share	$ 0.53	$ 1.31

Diluted net earnings per common share as reported	$ 0.26	$ 1.03
Adjusted diluted net earnings per common share	$ 0.53	$ 1.29

The changes in the net carrying value of goodwill by reportable operating segments for the year ended December 31, 2002 are as follows:

	FRPG	PPG	TOTAL
Goodwill, net at December 31, 2001	$ 197,054	$ 33,404	$ 230,458
Impairment loss, reported as a cumulative effect of an accounting change	(197,054)	--	(197,054)
Currency translation adjustment	--	1,637	1,637
Goodwill, net at December 31, 2002	$ -0- ========	$ 35,041 ========	$ 35,041 ========

Other intangible assets and related amortization expense as of and for the year ended December 31, 2002 were not significant.

Accounting for the Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for a disposal of a segment of a business.

In January 2002, the Company announced plans to refocus the strategy of its polyester fibers business in order to be less dependent on commodity fibers. As a result of its review of strategic alternatives, in March 2002, the Company adopted a plan to sell its partially oriented yarn (POY) business and its small recycled fine denier polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. These businesses are reported as discontinued operations in the Company's financial statements.

On June 18, 2002, the Company sold the property, plant and equipment and inventory of its POY business. The aggregate sales price was $1,682 in cash (including the reimbursement of certain business expenses) and the assumption of certain liabilities. The total loss on disposal of the assets of the Company's POY business for the year ended December 31, 2002 was $16,237, net of taxes. The net loss is included in discontinued operations in the Company's Consolidated Statements of Operations.

The assets of the Company's small recycled fine denier polyester staple fiber business with a manufacturing facility in Marion, South Carolina are reported separately in the Company's Consolidated Balance Sheet at December 31, 2002. The Company recorded an impairment charge of $4,698, net of taxes, in the first quarter of 2002 to reflect the assets at their estimated fair value less costs of disposal. The Company expects to sell its Marion assets by the end of the first quarter of 2003.

The net operating results for the POY and recycled fine denier polyester staple fiber businesses for the year ending December 31, 2002 have been reflected as discontinued operations in the Company's Consolidated Statements of Operations. In addition, in accordance with SFAS No. 144, the prior year information has been reclassified to reflect separately the assets of the discontinued operations and the loss from discontinued operations.

Results for discontinued operations consist of the following:

	Year Ended December
	2002	2001	2000

Net sales	$ 29,285 =====	$ 74,237 =====	$ 97,780 =======
Loss from discontinued operations, net of tax	$ (2,715)	$(5,033)	$ (2,649)
Loss on disposal of POY business and impairment loss to record remaining assets at fair value less cost of disposal, net of tax	(20,936)	--	--
Net loss from discontinued operations	$ (23,651) ======	$(5,033) ======	$(2,649) ======

Accounting for Derivative Instruments and Hedging Activities

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

As described below, the Company utilized only two types of derivatives in 2002 and 2001, fair value hedges and cash flow hedges. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into income in the same period or periods during which the hedged transaction affects income. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current income during the period of change.

The Company utilizes interest rate swaps to manage the interest rate characteristics of certain debt. At January 1, 2001, the Company had interest rate swaps relating to $50,000 of its fixed-rate debt which exactly match the terms of the underlying debt instruments. These swaps, effectively converting the fixed-rate debt to floating-rate debt, qualify and are accounted for as fair value hedges. The Consolidated Balance Sheet at December 31, 2001 reflected $2,556 for the fair market value of the swaps in other assets, offset by a corresponding change in the fair value of the underlying debt. These swaps were terminated during 2002, resulting in a gain of $1,464. This gain will be recognized as a reduction in interest expense over the remaining life of the debt. During 2002 the Company entered into interest rate swaps that effectively convert $40,000 of its fixed-rate debt to floating-rate debt at an effective interest rate of six-month Libor + 1.42% (approximately 3.5% at December 31, 2002). These swaps qualify as fair value hedges under SFAS 133. The Company estimates it would receive $5,331 if these agreements were terminated at December 31, 2002. In accordance with SFAS 133, the Company increased its debt at December 31, 2002 by this amount with a corresponding increase in other assets for the fair value of the swaps.

The Company operates in international markets and utilizes derivatives to minimize the effect of changes in currency exchange rates. The Company's European businesses use foreign exchange contracts with maturities of less than twelve months to reduce the exchange risk associated with sales and accounts receivable denominated in other foreign currencies. Contracts that are identified as hedging underlying receivables are fair value hedges, whereas contracts that are identified as hedging future sales are cash flow hedges. The notional amount of the Company's fair value contracts was approximately $14,000 and $0 at January 1, 2001 and December 31, 2001, respectively, and the fair value of these contracts was $633 and $0, respectively. The changes in the fair value hedges were offset by changes in the fair value of the underlying receivables. There were no fair value hedge contracts at December 31, 2002. There were no cash flow hedge contracts at January 1, 2001. At December 31, 2002 and 2001, the notional amount of the cash flow hedges was approximately $31,657 and $11,883, respectively, and the fair value of these contracts was approximately $1,025 and $(137), respectively. At December 31, 2002 and 2001, these forward contracts resulted in an unrealized gain (loss) in accumulated other comprehensive loss of $1,020 and $(112), respectively, which will be realized when the underlying transaction gain or loss is recognized in income.

There was no cumulative effect of adoption of Statement No. 133 at January 1, 2001, and the impact on net earnings in 2001 was not material.

3.	VARIABLE INTEREST ENTITIES

During 1999, the Company sold certain production equipment to a trust in connection with a sale and leaseback transaction. The lease meets the definition of a variable interest entity under FASB Interpretation No. 46 (or FIN 46), effective for quarters beginning after June 15, 2003. Under the new requirements of FIN 46, it is likely that the sale and leaseback transaction will qualify as a variable interest entity, whereby the Company, as the primary beneficiary, will be required to consolidate the entity. Alternatively, the Company may restructure this leasing obligation prior to its adoption of FIN 46 on July 1, 2003.

The lease has been classified as an operating lease. The lease has a term of five years, contains purchase and lease renewal options at projected future fair market values and has a residual value guarantee of approximately $127,300. The net book value of the equipment sold totaled approximately $118,000. The gain realized from this sale, totaling approximately $32,000, has been deferred and is being credited to income as reductions in rental expense ratably over the lease term. The gross rent expense approximates the amount of interest expense incurred by the trust that owns the equipment. Interest expense for the trust is determined by indices that approximate Libor and/or commercial paper (which have a close correlation) and by a fee that is based on the Company's credit worthiness as determined by the rating agencies. The net rent expense is the gross rent expense reduced by the amortization of the deferred gain relating to the sale of the equipment. Gross rent expense totaled approximately $8,661 and $8,339 for 2002 and 2001, respectively.

In September 2002, the Company replaced its existing receivables purchase agreement. Under the new agreement, the Company may sell without recourse up to $80,000 in an undivided interest in certain of its domestic trade accounts receivable, on a revolving basis, through an unconsolidated receivables subsidiary. The Company does not expect FIN 46 to have any impact on the treatment of its asset securitization program.

At December 31, 2002 and 2001, trade accounts receivable of approximately $64,200 and $76,000, respectively, were sold. The sales of trade accounts receivable have been reflected as a reduction of accounts receivable in the Company's Consolidated Balance Sheet. The discounts incurred by the Company on the sale of the trade accounts receivables during 2002 and 2001 of approximately $1,336 and $2,925, respectively, were charged to selling, general, and administrative expenses.

4.	INVENTORIES

Inventories related to continuing operations consist of the following:

	December 31,
	2002	2001
Raw materials	$ 38,142	$ 56,179
Finished and semi-finished goods	67,286	72,628
Supplies	7,878	8,483
	$113,306 =======	$137,290 =======

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2002	2001
Payroll and other compensation	$ 4,740	$ 5,321
Retirement plans	5,868	6,431
Property and other taxes	5,367	6,021
Interest	2,222	1,912
Other	11,794	14,754
	$29,991 ======	$34,439 ======

6.	PRODUCTION OUTAGE

In May 2001, the Company experienced a production outage at its Palmetto Plant in Darlington, South Carolina, which resulted in a temporary shutdown of the entire facility. The power outage caused lost production volumes of approximately 80 million pounds, split equally between its two reportable operating segments. Total costs and property damage associated with this outage was approximately $9,900 ($6,433 after tax), or $0.20 per diluted share. During the second quarter of 2001, the Company reduced its property damage expense for that portion of the insurance claim by approximately $3,400 ($2,185 after tax), or $0.07 per diluted share. In the fourth quarter of 2001, the Company settled its property damage and business interruption insurance claims and recorded additional income of approximately $7,200 ($4,697 after tax), or $0.15 per diluted share. These costs and the related income from business interruption insurance were reflected in cost of sales in 2001.

7.	BORROWING ARRANGEMENTS

Long-term debt consists of the following:

	December 31,
	2002	2001
Revolving credit loan facility and bid loans	$ 5,000	$114,908
Uncommitted lines of credit	25,508	40,000
8.41% senior unsecured note, due February 2003	50,390	52,556
7.55% senior unsecured note, due December 2011	45,331	40,000
Variable rate senior unsecured note, due November 2004 (3.3% at 12/31/02)	35,000	35,000
7.46% senior unsecured note, due September 2009	25,000	--
Economic development revenue bonds, at variable interest rates, due 2010-2023	50,680	50,680
	236,909	333,144
Less current portion	70,405	--
	$166,504 =======	$333,144 =======

In September 2002, the Company borrowed $25,000 from John Hancock Life Insurance Company as senior unsecured indebtedness at an annual fixed rate of 7.46%, payable semi-annually. The principal is due in a single payment in September 2009. The proceeds were used to pay down other debt.

In December 2001, the Company borrowed $40,000 pursuant to a 7.55% senior unsecured note due December 2011. The proceeds were used to pay down other debt. In conjunction with this financing, the Company entered into interest rate swaps that effectively converted the $40,000 of fixed-rate debt to floating-rate debt at an effective interest rate of six-month Libor + 1.42% (approximately 3.5% at December 31, 2002). These swaps have been designated and accounted for as fair value hedges under SFAS No. 133. The Company estimates it would receive $5,331 if these agreements were terminated at December 31, 2002. In accordance with SFAS No. 133, the Company increased its debt at December 31, 2002 by this amount with a corresponding increase in other assets for the fair value of these swaps. This debt approximated market at December 31, 2002.

In November 2001, the Company borrowed $35,000 pursuant to a senior unsecured note. The note has a floating interest rate based on LIBOR with a single principal payment due in November 2004. The proceeds were used to pay down other debt.

The Company borrowed $50,000 in February 2000 pursuant to an 8.41% senior unsecured note due February 2003. The proceeds were used to pay down other debt. In conjunction with this financing, the Company entered into interest rate swaps, which effectively convert the total amount of this fixed-rate debt to floating-rate debt. During 2002, the Company terminated these swaps, resulting in a gain of $1,464. This gain will be recognized as a reduction in interest expense over the remaining life of the debt. The debt was repaid on its maturity date.

The Company elected not to renew its $125,000 364-day revolving credit facility upon its maturity in September 2002. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity."

Terms, rates and maturity dates for the uncommitted lines of credit are agreed upon by the Bank and the Company at each borrowing date. At December 31, 2002, the remaining maturities on the domestic outstanding borrowings ranged from 2 to 60 days with interest rates averaging 2.1%. At year-end, the Company had approximately $49,400 available under these lines. Based on its debt level as of December 31, 2002, the Company could have had an average of approximately $284,100 of additional debt outstanding during the year without amending the terms of its debt agreements.

The economic development revenue bonds (the Bonds) are tenderable by the holders. The Bonds are secured by letters of credit aggregating approximately $51,000 at December 31, 2002. The average effective borrowing rate on these bonds at December 31, 2002 was approximately 1.33%.

The Company's financing agreements contain normal financial and restrictive covenants. The most restrictive of these covenants permits a maximum leverage ratio of 55% and requires EBITDA to exceed 3.5 times interest expense. The Company is in compliance with these covenants.

The Company has reclassified approximately $70,405 of its debt to current portion at December 31, 2002, since these amounts will either be repaid or refinanced within the next twelve months. Subsequent to year-end, the Company received $20,000 of proceeds from the sale of a convertible subordinated note, which is due in February 2009. These proceeds were used to pay the current portion of existing debt. As a result of this transaction, $20,000 of the Company's currently due debt was shown as long-term at December 31, 2002. For additional information, see Item 1. "Recent Developments - Private Equity Investment."

Scheduled annual maturities of debt are: 2003 - $70,405; 2004 - $35,000; 2005 - $0; 2006 - $0; 2007 - $0, and varying amounts thereafter through 2023.

The carrying amounts of the Company's borrowings under its variable rate credit agreements approximate their fair value at December 31, 2002 and 2001. The fair value of the Company's fixed-rate credit agreements has been obtained from the lender and calculated according to the terms of the agreement. The fair value of the Company's fixed-rate debt, including the related swaps, approximated its carrying value at December 31, 2002 and 2001.

During 2002, 2001 and 2000, the Company capitalized interest of $303, $1,531 and $8,333, respectively, as part of the cost of capital projects under construction. Interest expense (net) includes interest income of $3,480, $1,563 and $3,310 for 2002, 2001 and 2000, respectively.

8.	INCOME TAXES

For financial reporting purposes, earnings from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2002	2001	2000
United States	$ 28,522	$ 2,844	$ 23,579
Foreign	6,912	14,432	25,401
	$ 35,434 =======	$ 17,276 =======	$ 48,980 =======

Significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$ (20,238)	$ 1	$(2,593)
State	681	115	123
Foreign	377	199	568
	(19,180)	315	(1,902)
Deferred:
Federal	28,887	3,443	13,342
State	(727)	(2)	886
Foreign	56	98	1,237
	28,216	3,539	15,465
	$ 9,036 ======	$ 3,854 =====	$13,563 ======

The current federal benefit of $20,238 is related to a net operating loss carryback attributable to the Job Creation and Worker Assistance Act enacted in March 2002. This Act increased the carryback period on net operating losses generated in 2001 from 2 years to 5 years, resulting in a refund of $20.2 million in 2002.

The difference between the provision for income taxes and income taxes computed at the statutory income tax rate on income from continuing operations is explained as follows:

	Years Ended December 31,
	2002	2001	2000
Computed at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	--	.6	.8
Differences in income tax rates between the United States and foreign countries	(5.6)	(27.7)	(14.5)
Amortization of goodwill	--	16.2	5.7
Credits	(2.3)	(2.9)	(.4)
Other, net	(1.6)	1.1	1.1
Effective tax rate	25.5% ====	22.3% ====	27.7% ====

As a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized for book purposes. Therefore, this item no longer increases the effective tax rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

	December 31,
	2002	2001

Depreciation	$249,327	$235,948
Foreign	7,477	6,502
Other	(2,089)	1,911
Total deferred tax liabilities	254,715	244,361
Domestic carry forward	131,406	135,382
Foreign carry forward	6,710	6,963
Other	11,848	11,518
Total deferred tax assets	149,964	153,863
Valuation allowance	32,270	32,814
Net deferred tax assets	117,694	121,049
Net deferred tax liabilities	$137,021 =======	$123,312 =======

At December 31, 2002, the Company had a federal net operating loss (NOL) of approximately $284,471 available for carryforward which begins to expire in 2019 and $3,971 of federal tax credit carryforwards which begin to expire in 2018. Additionally, the Company had approximately $503,884 of state NOLs available for carryforward which begin to expire in 2003. The Company also had foreign NOLs of approximately $19,171 that may be carried forward indefinitely. The valuation allowance, which is primarily attributable to state and foreign NOLs and federal tax credits, decreased by $544 during 2002, mainly due to the current and future expected utilization of foreign and state NOLs.

Deferred taxes have not been provided for approximately $179,712 of undistributed earnings of foreign subsidiaries. The Company intends to reinvest such undistributed earnings for an indefinite period except for distributions upon which incremental taxes would not be material. If all such earnings were distributed, the Company would be subject to both U.S. income taxes (subject to a potential adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

9.	ENVIRONMENTAL MATTERS

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. As discussed in note 1, the Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $5,700 and $20,200 on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $9,250 and $10,500 at December 31, 2002 and 2001, respectively, which are reflected as other noncurrent liabilities in the Company's Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6,500 to $17,000. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification and escrow agreements. The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on the Company's consolidated financial results in a future reporting period. However, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations, financial position, or liquidity.

The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	2002	2001	2000
(in thousands)
Balance at beginning of year	$ 10,462	$ 13,037	$ 15,283
Changes in remediation costs	(752)	(1,193)	(1,753)
Expenditures	(489)	(1,333)	(403)
Foreign currency translation adjustments	29	(49)	(90)
Balance at end of year	$ 9,250 ========	$ 10,462 =======	$ 13,037 =======

The changes in remediation costs for the period January 1, 2000 to December 31, 2002 were primarily the result of more current information reducing the expected costs associated with the Company's European environmental costs and the expected costs associated with groundwater remediation at one of the Company's South Carolina plants.

There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.

10.	RETIREMENT PLANS

The Company has defined benefit plans and defined contribution pension plans that cover substantially all employees. The Company also has an employee stock ownership plan (ESOP) covering substantially all domestic employees. The defined contribution plan and the ESOP provide for Company contributions based on the earnings of eligible employees. Expense related to the defined contribution plan amounted to $5,152, $6,019 and $6,021 for the years ended December 31, 2002, 2001 and 2000, respectively. Expense related to the ESOP amounted to $1,679, $2,647 and $2,551 for the years ended December 31, 2002, 2001 and 2000, respectively. All ESOP shares are considered outstanding for the Company's earnings per share computations. Dividends paid on ESOP shares are included in the overall dividends.

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

Net periodic pension cost (benefit) is determined using assumptions as of the beginning of each year. Funding status of the plans is determined using assumptions as of the end of the year. Unrecognized net actuarial gains or losses are amortized using the "corridor method" as defined by SFAS No. 87, for the Company's domestic defined benefit plans and Dutch plan. As permitted by SFAS No. 87, a systematic method of amortization is used to amortize actuarial gains and losses for its Irish defined benefit plans. For the Irish plans, the Company separately identifies gains and losses on the plan's assets and projected benefit obligations and uses an attribution method, which spreads the entire gain or loss each year, without regard to the corridor over a period of five years, subject to the minimum amortization requirements of SFAS No. 87.

The following table summarizes information on the Company's domestic and foreign defined benefit plans:

	Domestic Plans		Foreign Plans
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$49,810	$46,262	$39,583	$34,796
Contributions	--	--	250	182
Service cost	376	345	1,636	1,316
Interest cost	3,482	3,412	2,504	1,973
Actuarial (gain) loss	(1,293)	1,873	(461)	4,328
Benefits paid	(2,404)	(2,176)	(1,792)	(757)
Exchange gain (loss)	--	--	7,391	(2,255)
Change in plan provisions	--	94	--	--
Benefit obligation at end of year	49,971	49,810	49,111	39,583
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	39,818	44,120	51,611	57,333
Actual return on plan assets	(4,335)	(2,197)	(7,648)	(1,611)
Contributions	208	71	1,729	182
Benefits paid	(2,404)	(2,176)	(1,792)	(757)
Exchange gain (loss)	--	--	8,535	(3,536)
Fair value of plan assets at end of year	33,287	39,818	52,435	51,611

Funded status	(16,684)	(9,992)	3,324	12,028
Unrecognized net actuarial loss	15,103	9,099	16,224	3,257
Unrecognized prior service cost	84	94	--	--
Unrecognized transition obligation	36	72	(166)	(157)
Prepaid (accrued) pension cost	$(1,461) =====	$ (727) =====	$ 19,382 =====	$ 15,128 =====
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$ --	$ 364	$19,023	$15,623
Accrued benefit liability	(16,684)	(10,447)	(419)	(1,093)
Intangible asset	120	94	--	--
Accumulated other comprehensive loss	15,103	9,262	778	598
Net amount recognized in the Consolidated Balance Sheet	$(1,461) =====	$ (727) =====	$ 19,382 =====	$ 15,128 =====

The projected benefit obligation applicable to pension plans with accumulated benefit obligations in excess of plan assets was $50,536 and $49,371 at December 31, 2002 and 2001, respectively. The accumulated benefit obligation related to these plans was $49,123 and $48,109, while the fair value of plan assets was $32,877 and $36,568 at December 31, 2002 and 2001, respectively.

Components of net periodic cost (benefit) and significant weighted-average assumptions were as follows:

	2002		2001		2000
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans

Service Cost	$ 376	$ 1,636	$ 345	$ 1,316	$ 287	$ 1,317
Interest Cost	3,482	2,504	3,412	1,973	3,291	2,126
Expected return on plan assets	(3,471)	(4,144)	(3,856)	(4,230)	(4,026)	(3,887)
Net amortization and deferral	555	112	8	(4,145)	(69)	(4,272)
Net periodic pension cost (benefit)	$ 942 ======	$ 108 ======	$ (91) ======	$ (5,086) ======	$ (517) ======	$ (4,716) ======

Discount rate	6.75%	5.71%	7.25%	5.92%	7.50%	5.92%
Expected return on plan assets	9.00%	8.25%	9.00%	7.39%	9.00%	7.41%
Rate of compensation increase	--	3.21%	--	3.21%	--	3.00%

The assumptions used in computing the net periodic pension costs reflect current discount rates and anticipated future returns on plan assets and expected compensation increases. The discount rate is determined by reviewing the rates of return on high quality fixed income investments currently available with maturity dates corresponding with the maturity of the pension benefits. The expected return on plan assets is based on the expected long term rate of return on plan assets taking into account the plans' asset allocation (primarily between equity and debt securities), giving appropriate consideration to historical plan returns. The rate of compensation increase is determined by taking into consideration future economic conditions, such as inflation and the Company's expected future compensation levels when compared to historical performance.

11.	STOCKHOLDER'S EQUITY

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

Pro forma information regarding net earnings (loss) and earnings (loss) per common share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 3.82%, 4.96% and 4.98%; a dividend yield of 1.36%, 1.29% and 1.23%; volatility factors of the expected market price of the Company's common stock of .470, .470 and .463; and a weighted-average expected life of the option of 8 years, 8 years and 7 years. The weighted-average fair value of options granted in 2002 was $8.29 for employees and $7.82 for directors, due to different grant dates, $10.26 and $9.06 for options granted in 2001 and 2000, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	2002	2001	2000
Net earnings (loss), as reported	$ (194,307)	$ 8,389	$ 32,768
Pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(2,299)	(2,461)	(2,173)
Pro forma net earnings (loss)	$ (196,606) ========	$ 5,928 ======	$ 30,595 =======

Earnings (loss) per share:
Basic earnings per common share, as reported	$ (6.15)	$ 0.27	$ 1.04
Basic earnings per common share, pro forma	$ (6.23)	$ 0.19	$ 0.98

Diluted earnings per common share, as reported	$ (6.07)	$ 0.26	$ 1.03
Diluted earnings per common share, pro forma	$ (6.14)	$ 0.19	$ 0.96

A summary of the Company's stock option activity and related information for the three years ended December 31, 2002 follows:

	Shares	Weighted Average Price Per Share
Outstanding December 31, 1999	3,012,003	$ 19.07
Granted	563,950	17.53
Exercised	(82,470)	17.18
Cancelled	(246,450)	28.23
Outstanding December 31, 2000	3,247,033	18.15
Granted	582,600	16.61
Exercised	(44,490)	16.97
Cancelled	(215,930)	18.27
Outstanding December 31, 2001	3,569,213	17.91
Granted	313,200	15.24
Exercised	(2,200)	9.55
Cancelled	(214,445)	19.44
Outstanding December 31, 2002	3,665,768 ========	$ 17.59 =====

At December 31, 2002, 2001, and 2000, options for 2,334,636, 2,126,028 and 1,952,205 shares, respectively, were exercisable. At December 31, 2002, 1,032,715 shares were available for future option grants. The following summarizes information related to stock options outstanding at December 31, 2002:

Range of exercise prices	$9.64 to $18.94	$20.63 to $29.25
Number outstanding at December 31, 2002	2,965,418	700,350
Weighted-average remaining contractual life	7.2 years	2.9 years
Weighted-average exercise price of options outstanding	$15.94	$24.61
Number exercisable at December 31, 2002	1,634,286	700,350
Weighted-average exercise price of options exercisable	$16.15	$24.61

The Company also has a deferred compensation and restricted stock plan (Restricted Stock Plan). Pursuant to the Restricted Stock Plan, certain officers, directors and managers of the Company are required to defer a certain portion of their compensation and may elect to defer additional compensation that is exchanged for restricted stock. Shares granted are subject to certain restrictions on transferability. The exercise price for restricted stock awards granted in 1998 was 85% of the average of the highest and lowest sales prices of the common stock on the date the Plan was approved by the stockholders and on each of the 15 business days before and after that date. The Plan was amended, effective as of December 1, 1998, whereby the exercise price for restricted stock awards granted after 1998 was 85% of the average of the highest and lowest sales prices of the common stock as reported on the New York Stock Exchange on the last day of the prior calendar quarter and on each of the 15 days before and after that date. A total of 1,000,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. During 2002 and 2001, participants purchased 31,172 and 33,874 shares of common stock, respectively, at an average price of approximately $13.41 and $12.64 per share. Also, upon termination of the Directors Retirement and Deferred Compensation Plans during 1998, directors elected to rollover amounts under these plans to the Restricted Stock Plan resulting in the issuance of 59,441 shares of common stock. The amount of non-cash compensation expense associated with purchases during 2002 and 2001 was not material.

On August 31, 2001, the Board of Directors authorized and declared a dividend of one common stock purchase right for each outstanding share of common stock under the stockholder rights plan (the Plan). The Plan provides each stockholder of record one common stock purchase right for each share of common stock. The rights are represented by the common stock certificates and are not separately traded from the common stock and are not currently exercisable. The rights become exercisable only if a person acquires beneficial ownership of 20% or more of the Company's common stock or announces a tender offer or exchange offer that would result in beneficial ownership of 20% or more of the Company's common stock, at which time each right would enable the holder to buy shares of the common stock at a discount to the then market price. The Company may redeem the rights for $.01 per right, subject to adjustment, at any time before the acquisition by a person or group of 20% or more of the Company's common stock. The rights have a 10-year term. On February 12, 2003, the Board of Directors of the Company amended the terms of the Plan to provide that the rights are not exercisable in connection with the equity investment. See note 17.

Although the Rights should not interfere with a business combination approved by the Board of Directors, they may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board, except pursuant to an offer conditioned on a substantial number of Rights being acquired.

12.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years indicated:

	2002	2001	2000
Numerator for basic and diluted net earnings (loss) per common share:
Earnings from continuing operations	$ 26,398	$ 13,422	$ 35,417
Loss from discontinued operations	(23,651)	(5,033)	(2,649)
Cumulative effect of accounting change	(197,054)	--	--
Net earnings (loss)	$ (194,307) =======	$ 8,389 =======	$ 32,768 =======
Denominator:
Denominator for basic net earnings (loss) per common share - weighted-average shares	31,579	31,542	31,367
Effect of dilutive securities:
Employee stock options and restricted stock	436	489	517
Denominator for diluted net earnings (loss) per common share - adjusted weighted-average shares	32,015 =======	32,031 =======	31,884 =======

13.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including legal proceedings, environmental liabilities (see note 9), letters of credit (see note 7), commitments relating to certain state incentives, raw material purchase commitments, and various operating lease commitments.

In January 2001, the Company received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple industry. The Company cooperated and continues to cooperate with the investigation by producing documents in response to this subpoena. In September 2002, the U.S. Department of Justice announced the indictment of a former sales manager of one of the Company's competitors for conspiring to fix prices and allocate customers for polyester staple beginning in September 1999 and ending in January 2001. On October 31, 2002, the U.S. Department of Justice announced that it was filing informations against another competitor and one of its former officers as a result of their agreement to plead guilty to participating in a conspiracy to fix prices and allocate customers in the polyester staple industry. Neither the Company nor any of its employees has been charged with any wrongdoing, and the Company vehemently denies that it or any of its employees have engaged in price fixing or customer allocation.

Following the disclosure of the investigation, the indictment of a competitor's employee, the informations and guilty pleas of another competitor and its employee, the Company, along with certain other companies, has been named as a defendant in fifty-two actions brought by direct and indirect purchasers of polyester staple fiber for violations of federal, state and Canadian antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act, state antitrust, state unfair competition and/or Canadian antitrust laws. Some of these actions seek certification of a class including all persons who directly or indirectly purchased polyester staple fiber similarly affected by such alleged conduct. The plaintiffs in most cases seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief.

The producers of polyester fiber, including the Company, may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. Furthermore, the federal grand jury investigation is ongoing and additional indictments may result. The Company intends to vigorously defend against the civil claims and any civil or criminal claims or proceedings that may be brought against it in the future. If a material adverse judgment occurs, the Company's business, financial condition, profitability and cash flows may be adversely impacted.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During 2002 and 2001, the Company recognized grant income of $6,000 and $6,250, respectively. The Company had deferred grant income of $1,500 and $7,500 at December 31, 2002 and 2001, respectively, which it expects to recognize as these conditions are satisfied. The deferred income is included in other current liabilities and other liabilities in the Company's Consolidated Balance Sheets.

The Company has entered into commitments to purchase raw materials in the ordinary course of its trade or business. The minimum payments under these commitments approximate $19,300 per year. The commitments extend for varying periods up to 7 years, and the prices are not in excess of current market prices.

During 1999, the Company sold certain production equipment in connection with a sale and leaseback transaction. This lease has been classified as an operating lease, has a lease term of five years, contains purchase and lease renewal options at projected future fair market values, and a residual value guarantee. See note 3.

Approximate minimum rental commitments under noncancelable leases (including the sale and leaseback transaction) during each of the next five years and thereafter are as follows: 2003 - $17,912; 2004 - $11,522; 2005 - $5,293; 2006 - $1,559; 2007 - $1,236; and thereafter - $57.

Rent expense for cancelable and noncancelable operating leases was $10,182, $10,113 and $12,770 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the matters will not have a material adverse effect, if any, on the Company's consolidated financial position or results of operations.

14.	DERIVATIVES AND FINANCIAL INSTRUMENTS

The Company utilizes derivative instruments, principally swap and forward contracts, to enhance its ability to manage risk, including interest rates and foreign currency fluctuations, which exist as part of its ongoing business. These contracts hedge transactions and balances for periods consistent with the related exposures. The Company does not utilize financial instruments for trading or other speculative purposes.

The Company utilizes interest rate swap agreements to manage interest rate exposure and to achieve a desired proportion of variable and fixed-rate debt. At December 31, 2002, the Company had interest rate swaps that effectively converted $40,000 of fixed-rate debt to floating-rate debt at an effective interest rate of six-month LIBOR +1.42% (approximately 3.5% at December 31, 2002). In addition to the above swaps, at December 31, 2001, the Company had interest rate swaps that effectively converted $50,000 of fixed-rate debt to floating-rate debt. During 2002, these swaps were terminated, resulting in a gain of $1,464. This gain will be recognized as a reduction to interest expense over the remaining life of the debt. These swaps have been designated and accounted for as fair value hedges in accordance with SFAS No. 133. The estimated fair value of the interest rate swaps are calculated based on readily available dealer quotes. These values represent the estimated amounts that the Company would pay or receive to terminate the contracts. The Company estimates it would receive $5,331 if these agreements were terminated at December 31, 2002. In accordance with SFAS No. 133, the Company increased its debt at December 31, 2002 by this amount with a corresponding increase in other assets for the fair value of the interest rate swaps.

The Company operates in international markets and use foreign exchange contracts with maturities of less than twelve months to hedge existing foreign exchange exposures. Foreign currency contracts require the Company at a future date to either buy or sell foreign currency in exchange for U.S. dollars and other currencies. The notional amounts of such contracts were $31,657 and $11,883 at December 31, 2002 and 2001, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency and interest rate contracts described above and in note 7 and temporary cash investments and trade accounts receivable. The counterparties to the contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties. The Company places its temporary cash investments with high credit quality institutions. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Seven of the Company's customers comprise approximately 36.5% of its total accounts receivable (including those receivables in the Company's asset securitization program). In addition, approximately 50.3%of our total accounts receivable (including those receivables in the Company's asset securitization program) are included in our FRPG customer base, which continues to face competitive challenges presented by the imports of textile and apparel fiber and finished goods. A down turn in the financial condition of any of these customers would have a negative impact on our financial results of operations.

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

The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$ --	$ --	$ 1,814	$ 1,814
Accounts receivable	68,762	68,762	54,674	54,674
Accounts payable	68,671	68,671	57,398	57,398
Borrowing arrangements	236,909	236,909	333,144	333,144
Derivatives - receive (pay):
Interest rate instruments	5,331	5,331	2,556	2,556
Forward foreign currency contracts	1,025	1,025	(137)	(137)

15.	OPERATING SEGMENT AND GEOGRAPHIC AREAS

The Company's operations are classified into two reportable operating segments: the Packaging Products Group (PPG) and the Fibers and Recycled Products Group (FRPG).

The PPG manufactures:

    solid-stated PET resin for use in the manufacture of soft drink bottles and other food and beverage packaging,
    EcoClear® PET resin, utilizing post-consumer beverage bottles to meet customers' recycled content PET resin requirements, and amorphous resin for internal solid-stating (a process which upgrades and purifies the resin) and, to a lesser extent, for sale to external customers.

The FRPG manufactures:

    chemical-based polyester staple fibers for use in apparel, non-wovens, home products, and industrial products, recycled-based polyester and nylon staple fibers for use in furniture, pillows, comforters, industrial products, carpets and rugs, and recycled-based polyester and nylon engineering resins for use in the injection molding industry.

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

As discussed in note 2, the Company sold its POY business during 2002. The assets of this business, which were previously reported as part of the Company's FRPG, were reported as discontinued operations in the Company's financial statements for the six months ending June 30, 2002. The assets of the Company's small recycled fine denier polyester staple fiber business are being reported as property, plant and equipment of discontinued operations, net in the Company's Consolidated Balance Sheet at December 31, 2002. The net operating results for this business for the current period has been reflected as discontinued operations in the Company's financial statements. In addition, in accordance with SFAS No. 144, the prior years' segment information has been restated to reflect segment profit (loss) from continuing operations and to include the assets of the discontinued operations as corporate assets.

2002	Packaging Products Group	Fibers and Recycled Products Group	Total
Revenues	$ 524,781	$489,187	$ 1,013,968
Segment profit (loss)	50,045	(4,357)	45,688
Assets	406,083	504,520	910,603
Amortization and depreciation from continuing operations	24,759	30,934	55,698
Capital expenditures for continuing operations	14,352	7,296	21,648
2001
Revenues	$533,210	$476,350	$ 1,009,560
Segment profit (loss)	64,699	(29,466)	35,233
Assets	384,335	757,920	1,142,255
Amortization and depreciation from continuing operations	21,831	39,301	61,132
Capital expenditures for continuing operations	15,800	12,284	28,084

2000
Revenues	$499,261	$522,282	$ 1,021,543
Segment profit , exclusive of restructuring benefit	62,643	3,503	66,146
Restructuring benefit	290	503	793
Segment profit	62,933	4,006	66,939
Assets	440,090	807,124	1,247,214
Amortization and depreciation	20,582	41,005	61,587
Capital expenditures for continuing operations	6,947	31,579	38,526

Following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	2002	2001	2000
Segment Profit
Total for Reportable Segments	$ 45,688	$ 35,233	$ 66,939
Interest Expense, Net	(10,254)	(17,957)	(17,959)
Earnings (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	$ 35,434 ========	$ 17,276 ========	$ 48,980 ========
Assets
Total for Reportable Segments	$ 910,603	$1,142,255	$1,247,214
Corporate Assets (1)	51,426	88,167	80,273
Total Assets	$ 962,029 ========	$1,230,422 ========	$1,327,487 ========
(1)	Corporate assets include prepaid expenses, construction in progress and other assets not allocated to the segments.

Net sales and operating income (loss) for the years ended December 31, 2002, 2001 and 2000 and long-lived assets at the end of each year, classified by the major geographic areas in which the company operates, are as follows:

	2002	2001	2000
Net sales
U.S.	$ 861,559	$ 837,974	$ 859,943
Europe	152,409	171,586	161,600
	$1,013,968 =======	$1,009,560 =======	$1,021,543 =======
Operating income
U.S.	$ 31,650	$ 13,864	$ 38,967
Europe	14,038	21,369	27,972
	$ 45,688 =======	$ 35,233 =======	$ 66,939 =======
Long-lived assets
U.S.	$ 654,888	$ 686,750	$ 714,323
Europe	46,172	41,179	42,586
	$701,060 =======	$ 727,929 =======	$ 756,909 =======

Revenues are attributed to countries based on the location where the products were produced.

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the years ended December 31, 2002 and 2001 is summarized as follows:

Quarter ended	March 31, 2002(1)(3)	June 30, 2002(1)	Sept. 30, 2002(1)	Dec. 31, 2002(2)	Total 2002
Net sales	$ 239,972	$ 268,026	$ 257,333	$ 248,637	$1,013,968
Gross profit	26,423	38,259	25,262	25,279	115,223
Earnings from continuing operations	5,618	12,769	4,708	3,303	26,398
Earnings (loss) from discontinued operations	(20,173)	(3,398)	(161)	81	(23,651)
Earnings (loss) before cumulative effect of accounting change	(14,555)	9,371	4,547	3,384	2,747
Cumulative effect of accounting change	(197,054)	--	--	--	(197,054)
Net earnings (loss)	$ (211,609)	$ 9,371	$ 4,547	$ 3,384	$ (194,307)
Basic net earnings (loss) per common share:
Continuing operations	$ 0.18	$ 0.40	$ 0.15	$ 0.11	$ 0.84
Discontinued operations	(0.64)	(0.11)	(0.01)	0.00	(0.75)
Cumulative effect of accounting change	(6.24)	--	--	--	(6.24)
Net earnings (loss)	$ (6.70) ========	$ 0.29 ========	$ 0.14 ========	$ 0.11 ========	$ (6.15) ========
Diluted net earnings (loss) per common share:
Continuing operations	$ 0.18	$ 0.40	$ 0.15	$ 0.11	$ 0.82
Discontinued operations	(0.63)	(0.11)	(0.01)	0.00	(0.73)
Cumulative effect of accounting change	(6.16)	--	--	--	(6.16)
Net earnings (loss)	$ (6.61) ========	$ 0.29 ========	$ 0.14 ========	$ 0.11 ========	$ (6.07) ========

Quarter ended	March 31, 2001(1)	June 30, 2001(1)(4)	Sept. 30, 2001(1)	Dec. 31, 2001(1)(5)	Total 2001(1)
Net sales	$ 269,042	$ 262,962	$ 253,259	$ 224,297	$1,009,560
Gross profit	28,674	29,473	28,657	21,217	108,021
Earnings from continuing operations	3,930	4,955	4,224	313	13,422
Loss from discontinued operations	(1,070)	(1,894)	(1,178)	(891)	(5,033)
Net earnings (loss)	$ 2,860	$ 3,061	$ 3,046	$ (578)	$ 8,389
Basic net earnings (loss)per common share:
Continuing operations	$ 0.12	$ 0.16	$ 0.14	$ 0.01	$ 0.43
Discontinued operations	(0.03)	(0.06)	(0.04)	(0.03)	(0.16)
Net earnings (loss)	$ 0.09 ========	$ 0.10 ========	$ 0.10 ========	$ (0.02) ========	$ 0.27 ========
Diluted net earnings (loss) per common share:
Continuing operations	$ 0.12	$ 0.16	$ 0.14	$ 0.01	$ 0.43
Discontinued operations	(0.03)	(0.06)	(0.04)	(0.03)	(0.16)
Net earnings (loss)	$ 0.09 ========	$ 0.10 ========	$ 0.10 ========	$ (0.02) ========	$ 0.26 ========
(1)	Certain amounts have been reclassified to conform to the 2002 full-year presentation.
(2)

Quarterly net earnings include proceeds of $4,365 ($2,837 after tax), or $0.09 per diluted share, received under the Continued Dumping and Subsidy Offset Act of 2000, and a charge of $4,000 ($2,600 after tax), or $0.08 per diluted share, for expected losses on accounts receivable.

(3)	Quarterly net earnings include a cumulative effect of an accounting change of $(197,054), or $(6.16) per diluted share, for the impairment of goodwill. For additional information, see note 2.
(4)

Quarterly net earnings include the after-tax financial impact of the property damage and other cost associated with the production outage of $9,896 ($6,433 after tax), or $0.20 per diluted share, and income from property damage claims of $3,361 ($2,185 after tax), or $0.07 per diluted share.

(5)	Quarterly net loss reflects income from property damage and business interruption insurance of $7,226 ($4,697 after tax), or $0.15 per diluted share.

17.	SUBSEQUENT EVENT

In February 2003, the Company entered into an agreement to sell up to $125,400 of perpetual convertible preferred stock with Warburg Pincus Private Equity, VIII, L.P. ("Warburg Pincus VIII"), a global private equity firm. With the signing of this agreement, Warburg Pincus VIII invested $20,000 in the form of a convertible subordinated note that will be automatically converted into preferred stock upon satisfaction of certain conditions, and received a warrant to purchase 1,250,000 shares of our common stock at an exercise price of $11.25 per share. Proceeds from this transaction will be used primarily to pay down existing debt.

On November 4, 2002, the Company entered into a non-binding letter of intent Warburg Pincus VIII that provided the basic economic framework for and the material terms of a private equity investment valued at $11.25 per share for the initial portion of their investment and $11.25 per share, or if lower, 110% of the volume-weighted average closing price of its common stock over a specified 20 trading day period for the balance of their investment. The $11.25 per share price represented a $0.59 (5.5%) premium over the closing price of the Company's common stock on that date. After the completion of due diligence and documentation, the Company entered into a definitive securities purchase agreement with Warburg Pincus VIII on February 12, 2003 on substantially the same terms agreed to in the letter of intent providing for the issuance of the convertible notes in an aggregate initial principal amount of up to $49,950, up to 5,000,000 shares of the Company's Series A preferred stock, 6,700,000 shares of the Company's Series B preferred stock and warrants to purchase 2,500,000 shares of common stock for up to $125,400 in cash (exclusive of the exercise price of the warrants). Upon consummation of the transaction, which is subject to stockholder approval, and assuming exercise of all warrants by Warburg Pincus VIII for cash, Warburg Pincus VIII will own approximately 30% of the Company's outstanding voting securities. This amount is subject to increase under certain conditions to a maximum of approximately 49% of the Company's outstanding common stock during the next five years.

At the time of signing the agreement, the Company issued to Warburg Pincus VIII the initial warrant to purchase 1,250,000 shares of its common stock at an exercise price of $11.25 per share and Warburg Pincus VIII purchased a note in an initial principal amount of $20,000 at par. In addition, the Company appointed Oliver Goldstein, a vice president of Warburg Pincus LLC, to its board as a designee of Warburg Pincus VIII. When certain conditions are met, including stockholder approval of the transaction, and the Company obtaining a new $175,000 senior revolving credit facility, the following will occur:

    the outstanding initial note will automatically convert into shares of Series A preferred stock and Warburg Pincus VIII will purchase for $30,000 in cash an additional 2,666,666 shares of Series A preferred stock at $11.25 per share so that Warburg Pincus VIII will own an aggregate of approximately 4,500,000 shares of Series A preferred stock;
    Warburg Pincus VIII will purchase 6,700,000 shares of Series B preferred stock at a price per share equal to the Series B purchase price, which is equal to the lower of $11.25 or 110% of the volume-weighted average closing price of the Company's common stock over a 20-day period;
    the Company will issue to Warburg Pincus VIII the additional warrant to purchase 1,250,000 shares of its common stock at an exercise price equal to the Series B purchase price; and
    the Company will appoint a second director designated by Warburg Pincus VIII to its board.

If shareholder approval and other conditions are not met, the preferred stock and, subject to certain exceptions, the additional warrant will not be issued to Warburg Pincus VIII. In such case, subject to certain conditions, including the Company obtaining a new $150,000 senior revolving credit facility, Warburg Pincus VIII will purchase the additional note in the initial principal amount of $29,950 at par and a second director designated by Warburg Pincus VIII will be appointed to the Company's board. The resulting $49,950 in initial aggregate principal amount of the notes then outstanding, by their terms, will not be convertible into Series A preferred stock but will instead be convertible only into the Company's common stock at a conversion price of $11.25 per share. Warburg Pincus VIII will continue to hold the initial warrant. The amount of common stock issuable upon conversion or exercise of the $49,950 in initial principal amount of notes and the warrants would be limited to 19.99% of the common stock outstanding on February 12, 2003.

If more than that amount of common stock would otherwise be issuable upon conversion or exercise of the notes and warrants, the excess shares would not be issued. Instead, upon conversion, Warburg Pincus VIII would be entitled to receive the cash excess share payment in an amount equal to the excess of the current market value of the Company's common stock over the conversion price in effect under the notes for the unissued excess shares. Since the number of shares issuable would be less than 20% of the number of shares of common stock outstanding on February 12, 2003, the issuance of the notes and warrants would not require stockholder approval under the New York Stock Exchange rules.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Wellman, Inc.

We have audited the accompanying consolidated balance sheets of Wellman, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements and schedules of a wholly owned subsidiary of the Company, which statements reflect total assets constituting 9% as of December 31, 2002 and 2001, and net sales of 9% for each of the three years in the period ended December 31, 2002 of the related consolidated totals. Those financial statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly owned subsidiary, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 2 to the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets and for the impairment or disposal of long-lived assets. In 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

ERNST & YOUNG LLP

Charlotte, North Carolina

February 12, 2003

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001 and 2000
(In thousands)
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions	Balance at End of Year
Allowance for doubtful accounts Receivable:
Year ended December 31, 2002	$3,871 =====	$4,212 =====	$ 76 ===	$ 484(a) =====	$7,675 =====

Year ended December 31, 2001	$3,968 =====	$ 112 =====	$(33) ===	$ 176(a) =====	$3,871 =====

Year ended December 31, 2000	$4,415 =====	$ 148 =====	$(25) ===	$ 570(a) ====	$3,968 =====

(a) Accounts written off and reduction of allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III
Item 10.	Directors and Executive Officers of the Registrant

"Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance and Other Information" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003 are incorporated by reference.

Item 11.	Executive Compensation

"Compensation of Directors and Officers" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003 is incorporated by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

"Introduction" and "Election of Directors" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003 are incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

"Compensation of Directors and Officers" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003 is incorporated by reference.

Item 14.	Controls and Procedures

    Based on an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 26, 2003, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures, as defined in Rules 13a--14(c) and 15d -- 14(c) promulgated under the Securities Exchange Act of 1934, are effective.
    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no corrective actions with regard to significant deficiencies and material weaknesses.
Item 15.	Principal Accountant Fees and Services

"Principal Accountant Fees and Services" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003 are incorporated by reference.

PART IV
Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	Financial Statements

The consolidated financial statements included in Item 8 are filed as part of this annual report.

2.	Financial Statement Schedules

The consolidated financial statement schedules included in Item 8 is filed as part of this annual report.

3.	Exhibits

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

Rights Agreement dated as of August 31, 2001 between the Company and First Union National Bank, as Rights Agent (Exhibit 4 of the Company's Registration Statement on Form 8-A, incorporated by reference herein)

4(d)

Amendment to Rights Agreement dated as of February 12, 2003, by and between Wellman, Inc. and Wachovia Bank, N.A., f/k/a First Union National Bank, as Rights Agent (Exhibit 4.1 to the Company's Form 8-K dated February 27, 2003 incorporated by reference herein)

4(e)	Convertible Subordinated Promissory Note dated February 12, 2003

4(f)	Common Stock Purchase Warrant dated as of February 12, 2003 for the purchase of 1,250,000 shares of common stock

4(g)	Securities Purchase Agreement by and between Wellman, Inc. and Warburg Pincus Private Equity VIII, LP, dated as of February 12, 2003

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

10 (e)

Employment Agreement dated as of September 21, 1998 between the Company and Joseph C. Tucker (Exhibit 10(e) of the Company's Form 10-K for the year ended December 31, 2001 incorporated by reference herein)

10(f)

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

Employment Agreement dated as of February 15, 2002 between the Company and Ernest G. Taylor (Exhibit 10(h) of the Company's Form 10-K for the year ended December 31, 2001 incorporated by reference herein)

10(i)	Employment Agreement dated as of March 20, 2002 between the Company and Audrey Goodman (Exhibit 10(i) of the Company's Form 10-K for the year-end December 31, 2001 incorporated by reference herein)

10(j)	Wellman, Inc. Directors Stock Option Plan (Exhibit 10(g) of the Company's Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)

10(k)

Wellman, Inc. Second Amended and Restated Management Incentive Compensation Plan for the Executive Group (Exhibit 10(h) of the Company's Form 10-K for the year ended December 31, 2000 incorporated by reference herein)

10(l)	Summary of Executive Life Insurance Plan (Exhibit 10.22 of the Company's Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

10(m)

Amended and Restated Executive Retirement Restoration Plan, effective as of January 1, 1993, and as amended as of June 1, 1998 and May 31, 2001 (Exhibit 10(m) of the Company's Form 10-K for the year ended December 31, 2001 incorporated by reference herein)

10(n)	Wellman, Inc. Amended and Restated 1997 Stock Option Plan (Exhibit 10(k) of the Company's Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)

10(o)	Wellman, Inc. Deferred Compensation and Restricted Stock Plan, effective as of February 17, 1998 and as amended as of December 1, 1998 and December 31, 2002

Other Material Agreements

10(p)

Trademark Assignment and License, dated January 28, 1988, by and among Fiber Industries, Inc., Hoechst-Celanese Corporation and Celanese (Exhibit 10.14 of Fiber Industries, Inc.'s Registration Statement on Form S-1, File No. 33-20626, incorporated by reference herein)

10(q)

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

21	Subsidiaries

23(a)	Consent of Ernst & Young LLP

23(b)	Consent of KPMG Chartered Accountants, Dublin, Ireland

28(a)	Report of KPMG Chartered Accountants, Dublin, Ireland

99.1	Periodic Report Certification of CEO

99.2	Periodic Report Certification of CFO

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

WELLMAN, INC. /s/ Thomas M. Duff________________________ Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 2003.

Signatures	Title
/s/ Thomas M. Duff____________________________ Thomas M. Duff	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Keith R. Phillips____________________________ Keith R. Phillips	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Mark J. Rosenblum__________________________ Mark J. Rosenblum	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
/s/ James B. Baker_____________________________ James B. Baker	Director
/s/ Clifford J. Christenson_______________________ Clifford J. Christenson	President, Chief Operating Officer and Director
/s/ Oliver M. Goldstein_________________________ Oliver M. Goldstein	Director
/s/ Richard F. Heitmiller_________________________ Richard F. Heitmiller	Director
/s/ Gerard J. Kerins_____________________________ Gerard J. Kerins	Director
/s/ James E. Rogers_____________________________ James E. Rogers	Director
/s/ Marvin O. Schlanger_________________________ Marvin O. Schlanger	Director
/s/ Roger A. Vandenberg________________________ Roger A. Vandenberg	Director

CERTIFICATIONS

I, Thomas M. Duff, Chief Executive Officer of Wellman, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Wellman, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) b) c)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 27, 2003	/s/Thomas M. Duff Thomas M. Duff Chief Executive Officer

________________________________________________________________________________________

CERTIFICATIONS

I, Keith R. Phillips, Chief Financial Officer of Wellman, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Wellman, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) b) c)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 27, 2003	/s/Keith R. Phillips Keith R. Phillips Chief Financial Officer