Form 10-K/A
period 2002-12-31
WELLMAN INC
filed 2003-04-30
CIK 812708

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

For the transition period from ______________to_________________

                         Commission file number 1-10033

--------------------------------------------------------------------------------

                                  WELLMAN, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 04-1671740
  --------------------------------              -------------------------
   State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)
       595 Shrewsbury Avenue
       Shrewsbury, New Jersey                            07702
---------------------------------------         -------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (732) 212-3300

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
      Title of each class                                  On which registered
-----------------------------                           ------------------------
Common Stock, $.001 par value                           New York Stock Exchange
Common Stock Purchase Rights                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or

      The information contained in this Item 9 is furnished pursuant to Item 12 of Form 8-K "Results of Operations and Financial Condition," in accordance with SEC Release No. 33-8216. This information and the exhibits hereto are being furnished and shall not be deemed to be "filed" for the purposes of Section 18 of, or otherwise regarded as filed under, the Securities Exchange Act of 1934, as amended. The information contained in this report shall not be incorporated by reference into any filing of Forrester Research, Inc. with the SEC, whether made before or after the date hereof, regardless of any general incorporation language in such filings.

information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K----.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ].

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1.           BUSINESS

         We are principally engaged in the manufacture and marketing of PermaClear(R) and EcoClear(R) brand PET (polyethylene terephthalate) packaging resins and high-quality polyester products including Fortrel(R) brand polyester fibers. We believe we are the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations.

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

         At the time of signing the agreement, we issued to Warburg Pincus VIII the initial warrant to purchase 1,250,000 shares of our common stock at an exercise price of $11.25 per share and Warburg Pincus VIII purchased a note in an initial principal amount of $20 million at par. In addition, we appointed Oliver Goldstein, a vice president of Warburg Pincus LLC, to our board as a designee of Warburg Pincus VIII. When certain conditions are met, including stockholder approval of the transaction, and our obtaining a new $175 million senior revolving credit facility, the following will occur:

                  - the outstanding initial note will automatically convert into shares of Series A preferred stock and Warburg Pincus VIII will purchase for $30 million in cash an additional 2,666,666 shares of Series A preferred stock at $11.25 per share so that it will own an aggregate of approximately 4,500,000 shares of Series A preferred stock;

                  - Warburg Pincus VIII will purchase 6,700,000 shares of Series B preferred stock at a price per share equal to the Series B purchase price, which is equal to the lower of $11.25 or 110% of the volume - weighted average closing price of our common stock over a 20-day period;

                  - we will issue to Warburg Pincus VIII the additional warrant to purchase 1,250,000 shares of our common stock at an exercise price equal to the Series B purchase price; and

                  - we will appoint a second director designated by Warburg Pincus VIII to our board.

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

CONTINUED DUMPING AND SUBSIDY OFFSET ACT (CDO) OF 2000

         In April 1999, three polyester fiberfill producers, including us, filed an anti-dumping suit against Korea and Taiwan. The suit alleged that polyester fiberfill producers from these two countries were selling fiberfill in the U.S. at prices lower than in their own domestic market, resulting in material injury to U.S. polyester fiberfill producers. In March 2000, the Commerce Department determined that both countries were dumping polyester fiberfill into the U.S. In May 2000, the International Trade Commission unanimously ruled that polyester fiberfill imports from Korea and Taiwan materially injured the United States domestic polyester fiberfill industry. As a result of this determination and ruling, anti-dumping duties ranging from 5.7% to 9.5% were imposed on all Taiwanese polyester fiberfill producers, and duties ranging from 8.0% to 14.0% were imposed on most Korean polyester fiberfill producers. These duties are estimates based upon the producers' past pricing histories. The actual duties are determined retroactively for each year after year end based upon the pricing during that year. Importers of polyester fiberfill from covered producers in these two countries are required to post cash deposits equal to their estimated anti-dumping duties. The actual import duty rates, when determined on a retroactive basis, have been below the estimates for several Korean producers. The total amount of import duties actually owed will depend upon the actual rates and the amount of goods imported.

         Import duties are normally retained by the government. However, in October 2000 the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the "CDO"). Under the CDO, any anti-dumping duties are paid to the injured companies and their workers who file claims to that effect. In December 2002, we received approximately $4.4 million of anti-dumping duties from Korean and Taiwanese producers pursuant to the CDO.

         In January 2003, the World Trade Organization (WTO) declared that the CDO is inconsistent with certain provisions of the WTO agreement on anti-dumping and subsidies. This declaration is merely advisory, however, and has no legal effect. The only body that can alter the CDO is the U.S. Congress. In February 2003, President Bush submitted his fiscal 2004 budget to the US Congress containing language recommending repeal of the CDO. Presently, Congress has taken no action on this matter. There is no action that Korea, Taiwan or the WTO could take that would require us to repay any of the import duties that were distributed to us in 2002. We cannot ascertain what amounts, if any, we will receive in 2003 and future years.

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

                                      2002                            2001                                2000
                                      ----                            ----                                ----
                           NET SALES      % OF TOTAL        NET SALES     % OF TOTAL           NET SALES      % OF TOTAL
                           ---------      ----------        ---------     ----------           ---------      ----------
($ in millions)
PPG                        $  524.8           51.8%         $  533.2           52.8%           $   499.2          48.9%
FRPG                          489.2           48.2%            476.4           47.2%               522.3          51.1%
                           --------          -----          --------          -----            ---------         -----

Total                      $1,014.0          100.0%         $1,009.6          100.0%           $ 1,021.5         100.0%
                           ========          =====          ========          =====            =========         =====

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

                                 2002                              2001                             2000
                                 ----                              ----                             ----
                    OPERATING                         OPERATING                        OPERATING
                  PROFIT (LOSS)          %          PROFIT (LOSS)           %        PROFIT (LOSS)          %
                  -------------        -----        -------------        -------     -------------        -----
($ in millions)
PPG                  $  50.1           109.6%          $  64.7            183.8%         $ 62.9            94.0%
FRPG                    (4.4)           (9.6)%           (29.5)           (83.8)%           4.0             6.0%
                     -------           -----           -------            -----          ------           -----
Total                $  45.7           100.0%          $  35.2            100.0%         $ 66.9           100.0%
                     =======           =====           =======            =====          ======           =====

         See note 15 to the Consolidate Financial Statements for reconciliations to correspon ding totals in the Consolidated Financial Statements and additional information with regard to our reportable operating segments.

PACKAGING PRODUCTS GROUP

         The PPG manufactures:

         - Solid-stated PET resin for use in the manufacture of soft drink bottles and other food and beverage packaging,

         - Amorphous resin for internal solid-stating (a process which upgrades and purifies the resin) and, to a lesser extent, for sale to external customers, and

         - EcoClear(R) PET resin, utilizing post-consumer beverage bottles to meet customers' recycled content PET resin requirements.

         These resins are produced domestically at our Palmetto, South Carolina and Pearl River, Mississippi facilities and internationally at our Emmen facility in the Netherlands (PET Resins - Europe).

         We sell our solid-stated PET resin under the PermaClear(R) and PermaClear HP(R) brands.

         Customers include United States, South American and European-based manufacturers of various types of plastic containers. Six PPG customers represented approximately 67% of the PPG's total net sales for 2002. The unexpected loss of any of these customers may result in a temporary reduction in sales and profitability of the PPG.

FIBERS AND RECYCLED PRODUCTS GROUP

         The FRPG manufactures:

         - chemical-based polyester staple fibers for use in apparel, non-wovens, home products, and industrial products,

         - recycled-based polyester and nylon staple fibers for use in furniture, pillows, comforters, industrial products, carpets and rugs, and

         - recycled-based polyester and nylon engineering resins for use in the injection molding industry.

         This discussion does not include information with respect to the two businesses that we decided to sell in March 2002. See "Recent Developments - Discontinued Operations" above.

         Staple, FRPG's primary product, is multi-strand fiber cut into short lengths to simulate certain properties found in natural fibers, such as cotton and wool, and/or to meet the end product needs of our customers. We market these products under the Fortrel(R) brand.

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

         Our Engineering Resins Division, located in Johnsonville, SC, manufactures and markets nylon and PET engineering resins under the Wellamid(TM) , EcoLon(TM), and WELLPET(R) brands to the injection molding industry. We produce these resins using virgin, post-consumer and post-industrial nylon compounded with various additives (glass, minerals, fire retardant, etc.) to impart desired performance characteristics. These resins are used primarily in automotive and electrical applications.

         No single customer had a material effect on FRPG's sales in 2002.

RAW MATERIALS

         Our Permaclear(R) PET resins are produced by the PPG from purified terephthalic acid (PTA) and monoethylene glycol (MEG). Ecoclear(R) PET resins are produced from a combination of chemical and post-consumer recycled raw materials. Our chemical-based polyester staple fibers are also manufactured from PTA and MEG. Domestically, we purchase PTA produced by BP Amoco Chemical Company, the primary domestic supplier, pursuant to long-term supply contracts. Domestic MEG is purchased under supply contracts with Equistar Chemicals, LP, BASF Corporation, and Dow Chemical. In Europe, we purchase PTA primarily from BP Amoco Chemical Company and MEG from Acordis. The prices of PTA and MEG have fluctuated in the past and are likely to continue to do so in the future.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

            Our current executive officers are as follows:

        NAME AND AGE                                                    POSITION
----------------------------                      -------------------------------------------------------
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

         AVAILABLE INFORMATION

         We file electronically with the Securities and Exchange Commission (or
SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

                                                                                        STATED ANNUAL
                                                                                      PRODUCTION CAPACITY
            LOCATION                              PRINCIPAL PRODUCTS                (IN MILLIONS OF POUNDS)
-------------------------------                   ------------------                -----------------------
Darlington, SC (Palmetto)                         PET resins (1)                              720
Hancock County, MS (Pearl River)                  PET resins (2)                              510
Emmen, the Netherlands                            PET resins                                  118
Darlington, SC (Palmetto)                         Polyester staple fiber                      505
Johnsonville, SC                                  Polyester staple fiber                      242
Mullagh, Ireland                                  Polyester staple fiber                      174
Johnsonville, SC                                  Engineering resins                           62

--------------------
(1)      This includes 260 million pounds of amorphous resin capacity.

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

         Following the disclosure of the investigation, the indictment of a competitor's employee and the informations and guilty pleas of another competitor and its employee, the producers of polyester fiber, including Wellman, have been named in various civil actions asserting claims substantially based on the indictment and informations. These proceedings are summarized below.

         Wellman and certain other companies have been named as defendants in nineteen federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. In seventeen of the cases, the plaintiff purports to represent a class of all persons who directly purchased polyester staple fiber and were similarly affected by such alleged conduct. Two of the cases are brought by plaintiffs who do not purport to represent a class. All of the federal plaintiffs seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. The federal suits are pending in the U.S. District Court for the Northern District of California, U.S. District Court for the District of New Jersey, U.S. District Court for the Middle District of North Carolina, U.S. District Court for the Western District of North Carolina and U.S. District Court for the District of South Carolina. The Judicial Panel on Multi-District Litigation ruled on April 22, 2003 to transfer all the federal cases to the Western District of North Carolina for coordinated or consolidated pretrial proceedings.

         In addition to the direct purchaser actions discussed above, thirty-three purported class actions alleging violations of federal antitrust laws, state antitrust or unfair competition laws and certain state consumer protection acts have been filed in one federal court and various state courts on behalf of purported classes of indirect purchasers of polyester staple fiber products. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. One indirect purchaser case is pending in the U.S. District Court for the Western District of North Carolina and is subject to the order issued by the Judicial Panel on Multi-District Litigation for coordination or consolidation with the other federal cases. The rest of the indirect purchaser cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. The case filed in West Virginia has been removed to federal court. A motion to remand is pending. If not remanded, this case will also be transferred to the Western District of North Carolina by the Judicial Panel on Multi-District Litigation for coordination or consolidation with the other federal cases. The case filed in Wisconsin was removed to federal court and subsequently remanded to the Circuit Court for Dane County, Wisconsin. In all of these cases, the plaintiffs seek damages of unspecified amounts, attorney's fees and costs and unspecified relief.

Recently, Wellman and certain other companies were named in an action filed in the Superior Court of Justice for Ontario, Canada, by a plaintiff purporting to represent a class of direct and indirect purchasers of polyester staple fiber. This complaint asserts claims under Canadian law. It contains three counts that ask for compensatory damages of $50 million (Canadian) each. The extent to which these three counts are duplicative and overlapping is unclear. The complaint also contains one count asking for punitive damages of $10 million (Canadian).

         In addition to the foregoing, Wellman may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. Furthermore, the federal grand jury investigation is ongoing and additional indictments may result. We intend to vigorously defend against the civil claims and any civil or criminal claims or proceedings that may be brought against us in the future. Because of the early stage and complexity of the U.S. Department of Justice investigation and the related civil claims, we have not formed an opinion about whether these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

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

     YEAR                                       HIGH                         LOW                      DIVIDEND
     ----                                      ------                       ------                    --------
2002
Fourth Quarter                                 $13.99                       $ 9.20                      $0.09
Third Quarter                                  $16.80                       $13.05                      $0.09
Second Quarter                                 $18.22                       $14.89                      $0.09
First Quarter                                  $16.98                       $12.74                      $0.09

2001
Fourth Quarter                                 $15.49                       $10.96                      $0.09
Third Quarter                                  $17.96                       $10.57                      $0.09
Second Quarter                                 $19.50                       $16.25                      $0.09
First Quarter                                  $19.99                       $13.69                      $0.09

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

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                          YEARS ENDED DECEMBER 31,
(In thousands, except per share data)                                         2002              2001(1)           2000(1)
                                                                          ------------       ------------      ------------
Income Statement Data:
Net sales                                                                  $ 1,013,968       $ 1,009,560       $ 1,021,543
Cost of sales                                                                  898,745           901,539           887,183
                                                                           -----------       -----------       -----------
Gross profit                                                                   115,223           108,021           134,360
Selling, general and administrative expenses                                    73,900            72,788            68,214
Restructuring charges (benefit)                                                     --                --              (793)
Other Income                                                                     4,365                --                --
                                                                           -----------       -----------       -----------
Operating income (loss)                                                         45,688            35,233            66,939
Interest expense, net                                                           10,254            17,957            17,959
Loss on cancellation of fixed-ratefinancial instrument                              --                --                --
                                                                           -----------       -----------       -----------
Earnings (loss) from continuing operations before income taxes
(benefit)                                                                       35,434            17,276            48,980

Income tax expense (benefit)                                                     9,036             3,854            13,563
                                                                           -----------       -----------       -----------
Earnings (loss) from continuing operations                                      26,398            13,422            35,417
Earnings (loss) from discontinued operations, net of income tax                (23,651)           (5,033)           (2,649)
                                                                           -----------       -----------       -----------
Earnings (loss) before cumulative effect of accounting change                    2,747             8,389            32,768
Cumulative effect of accounting change, net of tax                            (197,054)               --                --
                                                                           -----------       -----------       -----------
Net earnings (loss)                                                        $  (194,307)(2)   $     8,389(3)    $    32,768(4)
                                                                           ===========       ===========       ===========

Basic net earnings (loss) per common share:
  Continuing operations                                                    $      0.84       $      0.43       $      1.13
  Discontinued operations                                                        (0.75)            (0.16)            (0.09)
  Cumulative effect of accounting change                                         (6.24)               --                --
                                                                           -----------       -----------       -----------
  Net earnings (loss)                                                      $     (6.15)      $      0.27       $      1.04
                                                                           ===========       ===========       ===========

Basic weighted-average common shares outstanding                                31,579            31,542            31,367
                                                                           ===========       ============      ===========

Diluted net earnings (loss) per common share:
  Continuing operations                                                    $      0.82       $      0.42       $      1.11
  Discontinued operations                                                        (0.73)            (0.16)            (0.08)
  Cumulative effect of accounting change                                         (6.16)               --                --
                                                                           -----------       -----------       -----------
  Net earnings (loss)                                                      $     (6.07)      $      0.26       $      1.03
                                                                           ===========       ===========       ===========
Diluted weighted-average common shares outstanding                              32,015            32,031            31,884
                                                                           ===========       ===========       ===========
Dividends (7)                                                              $    11,467       $    11,461       $    11,390
                                                                           ===========       ===========       ===========

                                                                              YEARS ENDED DECEMBER 31,
(In thousands, except per share data)                                        1999(1)         1998(1)
                                                                         ------------       -----------
Income Statement Data:
Net sales                                                                 $   849,416       $   859,828
Cost of sales                                                                 766,303           740,302
                                                                          -----------       -----------
Gross profit                                                                   83,113           119,526
Selling, general and administrative expenses                                   70,405            70,897
Restructuring charges (benefit)                                                17,382             6,861
Other Income                                                                       --                --
                                                                          -----------       -----------
Operating income (loss)                                                        (4,674)           41,768
Interest expense, net                                                          13,281             8,302
Loss on cancellation of fixed-rate financial instrument                            --            23,314
                                                                          -----------       -----------
Earnings (loss) from continuing operations before income taxes
(benefit)                                                                     (17,955)           10,152
Income tax expense (benefit)                                                   (5,705)            3,869
                                                                          -----------       -----------

Earnings (loss) from continuing operations                                    (12,250)            6,283
Earnings (loss) from discontinued operations, net of income tax                  (946)            6,217
                                                                          -----------       -----------
Earnings (loss) before cumulative effect of accounting change                 (13,196)           12,500
Cumulative effect of accounting change, net of tax                             (1,769)               --
                                                                          -----------       -----------
Net earnings (loss)                                                       $   (14,965)(5)   $    12,500(6)
                                                                          ===========      ============

Basic net earnings (loss) per common share:
  Continuing operations                                                   $     (0.39)      $      0.20
  Discontinued operations                                                       (0.03)             0.20
  Cumulative effect of accounting change                                        (0.06)               --
                                                                          -----------       -----------
  Net earnings (loss)                                                     $     (0.48)      $      0.40
                                                                          ===========       ===========

Basic weighted-average common shares outstanding                               31,203            31,178
                                                                          ===========       ===========

Diluted net earnings (loss) per common share:
  Continuing operations                                                   $     (0.39)      $      0.20
  Discontinued operations                                                       (0.03)             0.20
  Cumulative effect of accounting change                                        (0.06)               --
                                                                          -----------       -----------
  Net earnings (loss)                                                     $     (0.48)      $      0.40
                                                                          ===========       ===========

Diluted weighted-average common shares outstanding                             31,203            31,391
                                                                          ===========       ===========
Dividends (7)                                                             $    11,310       $    11,253
                                                                          ===========       ===========

                                                                     DECEMBER 31,
                                   2002               2001              2000               1999                 1998
                                ---------          ----------        ----------         ----------           ----------
Balance Sheet Data:
Total assets                    $ 965,210          $1,234,430        $1,332,184         $1,329,387           $1,482,898
Total debt                      $ 236,909          $  333,144        $  381,521         $  405,974           $  556,548
Stockholders' equity            $ 426,698          $  612,739        $  625,525         $  602,364           $  638,128

(1) The income statement data for these periods have been reclassified to reflect separately the earnings (loss) from discontinued operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" and
         note 2 to the Consolidated Financial Statements.

(2) Net earnings for 2002 include $2,837, or $0.09 per diluted share, in proceeds received under the Continued Dumping and Subsidy Offset Act of 2000, a charge of $2,600, or $0.08 per diluted share, for expected losses on accounts receivable, and a cumulative effect of an accounting change of ($197,054) or $(6.16) per diluted share. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and note 2 to the Consolidated Financial Statements.

(3) Net earnings for 2001 include the after-tax financial impact of the property damage and other costs associated with a production outage of $6,433, or $0.20 per diluted share, and income from property damage claims and business interruption insurance of $6,855, or $0.21 per diluted share. For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Production Outages."

(4) Net earnings for 2000 include the after-tax effects of income from business interruption insurance of $3,290, or $0.10 per diluted share, a charge for the activities necessary to idle the Pearl River staple fiber production assets of $1,268, or $0.04 per diluted share, and a restructuring benefit of $554, or $0.02 per diluted share.

(5) Net loss for 1999 includes the after-tax effects of a restructuring charge of $11,875, or $0.38 per diluted share, costs associated with production outages of $6,145, or $0.20 per diluted share, and the cumulative effect of an accounting change of $1,769, or $0.06 per diluted share.

(6) Net earnings for 1998 include the after-tax effects of a loss of $14,804, or $0.47 per diluted share, on the termination of a fixed-rate treasury lock commitment, a lower-of-cost-or-market inventory adjustment of $5,486, or $0.17 per diluted share, and a restructuring charge of $4,357, or $0.14 per diluted share.

(7)      Dividends paid were $0.36 per share in 2002, 2001, 2000, 1999, and
         1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We are principally engaged in the manufacture and marketing of PermaClear(R) and EcoClear(R) brand PET resins and high-quality polyester products, including Fortrel(R) brand polyester fibers. We believe we are the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At December 31, 2002, we had annual operating capacity to manufacture approximately 1.4 billion pounds of PET resins and 0.9 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe. See Item 1. "Business-Recent Developments" for information concerning businesses discontinued in the first quarter of 2002, and see "Outlook" below for information on our ability to convert certain fiber capacity to PET packaging resins.

         Our operations are classified into two reportable operating segments: the Packaging Products Group (or PPG) and the Fibers and Recycled Products Group (or FRPG). Our PermaClear(R) PET and HP(R) resins are produced by the PPG from purified terephtalic acid (PTA) and monoethylene glycol (MEG) and EcoClear(R) PET resins are produced from a combination of chemical and post-consumer recycled raw materials. These resins are primarily used in the manufacture of plastic soft drink bottles and other food and beverage packaging. The FRPG produces Fortrel(R) fibers, which are primarily used in apparel, non-wovens, home products, and industrial products. These fibers are also produced from PTA and MEG. In addition, Fortrel(R) polyester and nylon for use primarily in furniture, pillows, comforters, industrial products, carpets and rugs, are manufactured from recycled PET raw materials, including post-consumer containers and post-industrial materials.

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

         Effective January 1, 2002, we were required to adopt SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." See note 2 to the Consolidated Financial Statements. SFAS 144 established criteria to determine when a long-lived asset is held for sale and whether the results of operations of a component of an entity that either has been disposed of or is classified as held for sale should be reported in discontinued operations. In accordance with SFAS No. 144, when an asset is held for sale, it is measured at the lower of its carrying amount or fair value less costs of disposal. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Judgment is required in determining the fair value of the assets and could differ from the actual amount received upon disposal.

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

IDLE ASSETS

          We completed the construction of our Pearl River facility in 2000. This facility consists of two resin lines and one polyester staple fiber line. In December 2000, we idled the fiber line because of the expected over-supply of polyester staple fiber in the United States in 2001. Since this line is depreciated using the units of production depreciation method, no depreciation expense has been charged with respect to this line since December 2000. It has a net book value of approximately $192.0 million at December 31, 2002. In June 2002, Wellman announced plans to modify the fiber line to enable it to produce either PET resin or polyester fiber. This will allow us to take advantage of the expected growth in the PET resins industry, while maintaining our ability to respond to future fiber needs. In December 2002, we announced plans to delay the modification originally scheduled to begin in the first quarter 2004 until we are able to improve the project's economic return. For additional information on idle assets, see note 1 to the Consolidated Financial Statements.

         We performed an impairment analysis of the Pearl River facility and determined that the assets were not impaired at December 31, 2002. Our analysis demonstrated that we had no impairment because this facility is expected to generate sufficient cash flow during its useful life provided our average margins do not decline by more than 33% from today's levels. We expect the currently idled assets at this facility to begin generating additional cash flows beginning in early 2005. We assume the facility will operate at 85% of stated annual production capacity.

         RESULTS OF OPERATIONS

         2002 COMPARED TO 2001

         Total net sales from continuing operations for 2002 increased $4.4 million, or 0.4%, to $1,014.0 million from $1,009.6 million in 2001 due to the following:

                                 PPG         FRPG         TOTAL
                               -------      -------      -------
Net selling prices             $ (61.9)      $ (18.0)     $ (79.9)
Sales volumes                     49.8          25.9         75.7
Foreign currency translation       3.7           4.9          8.6
                               -------       -------      -------
                               $  (8.4)      $  12.8      $   4.4
                               =======       =======      =======

         Total costs of sales from continuing operations for 2002 decreased $2.8 million, or 0.3%, to $898.7 million from $901.5 million due to the following:

                                 PPG          FRPG        TOTAL
                               -------      -------      -------
Raw material costs             $ (13.9)     $ (17.0)     $ (30.9)
Plant added costs                 11.8          7.2         19.0
Foreign currency translation       4.8          4.3          9.1
                               -------      -------      -------
                               $   2.7      $  (5.5)     $  (2.8)
                               =======      =======      =======

         Lower raw material costs were the result of lower unit costs, partially offset by higher production volumes. Plant costs were higher in the aggregate as a result of higher production levels, but were lower on a unit-cost basis. During 2001, our operations were negatively impacted by a production outage that increased our costs by approximately $9.9 million, or $0.20 per diluted share, and lowered our volumes. These costs were offset by business interruption insurance of approximately $10.6 million. See note 6 to the Consolidated Financial Statements.

         Our lower raw material costs were partially offset by higher plant costs. These included higher net periodic pension costs, which are primarily due to the changes in net amortization and deferral for our foreign plans in 2002. Our Irish plans amortize annual actuarial gains (losses) over a five-year period (without regard to any corridor) provided the minimum GAAP amortization requirements are met each year. In 2002, our net amortization and deferral was recognized using the minimum amortization requirement that limited the recognition of the actuarial gain that year. This was the first year that the minimum amortization requirement reduced the recognition of previously realized actuarial gains that were being amortized over five years. Therefore, our net periodic pension cost was greater than the prior two years because of this requirement. We also expect to record pension expense for our Irish pension plan in 2003 in part because of the minimum amortization requirement.

         As a result of the foregoing, gross profit increased 6.7% to $115.2 million in 2002 compared to $108.0 million in 2001. The gross profit margin was 11.4% in 2002 compared to 10.7% in 2001.

         Selling, general and administrative expenses were $73.9 million, or 7.3% of sales, in 2002 compared to $72.8 million, or 7.2% of sales, in 2001. Expenses for 2001 included amortization of goodwill totaling $8.4 million. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill amortization be discontinued and replaced with annual tests of impairment. For additional information, see note 2 to the Consolidated Financial Statements. Excluding the amortization expense for goodwill from the prior year, selling, general and administrative expenses increased in 2002 by $9.5 million. The increase in 2002 was due primarily to bad debt expense of approximately $4.0 million for unexpected losses on accounts receivable, costs associated with new strategic initiatives of $3.2 million, and higher professional fees of $1.9 million due to the on-going Department of Justice investigation of the staple fiber industry. We increased our reserve for uncollectible accounts receivable by $4.0 million in the fourth quarter of 2002. Our textile customer base faces competitive challenges presented by the imports of textile and apparel finished goods that continue to adversely affect their profitability. Two of our FRPG customers filed unexpected bankruptcy proceedings in January 2003. Our trade accounts receivable balances from these customers were $5.6 million at December 31, 2002, of which $1.6 million was collected in January 2003. The reserve was established based on the expected uncollectibility of the trade accounts receivables.

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

2001 COMPARED TO 2000

         Total net sales from continuing operations for 2001 decreased $12.0 million, or 1.2%, to $1,009.6 million from $1,021.5 million in 2000 due to the following:

                                 PPG          FRPG        TOTAL
                               -------      --------     -------
Sales volumes                  $  38.0      $ (42.2)     $  (4.2)
Net selling prices                (2.0)        (0.7)        (2.7)
Foreign currency translation      (2.1)        (3.0)        (5.1)
                               -------      -------      -------
                               $  33.9      $ (45.9)     $ (12.0)
                               =======      =======      =======

         Total costs of sales from continuing operations for 2001 increased $14.4 million, or 1.6%, to $901.5 million from $887.2 million due to the following:

                                 PPG          FRPG        TOTAL
                               -------      --------     -------
Raw material costs             $  22.5      $ ( 9.5)     $  13.0
Plant added costs                  8.5         (3.0)         5.5
Foreign currency translation      (1.4)        (2.7)        (4.1)
                               -------      -------      -------
                               $  29.6      $ (15.2)     $  14.4
                               =======      =======      =======

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

         In January 2003, Moody's Investors Service lowered our credit rating to Ba2 with a stable outlook. As a result, we are currently rated below investment grade by both Moody's and Standard & Poor's. In February 2003, we signed a securities purchase agreement that will permit the issuance and sale of up to $125.4 million of preferred stock and warrants to Warburg Pincus VIII if certain conditions are met, including shareholder approval of the proposal and our entering into a new 3-year $175 million senior revolving credit facility that retires our existing $275 million senior revolving credit facility. We expect the change in our credit rating to increase our financing costs, which would be offset by the expected reduction in interest expense as a result of lower debt if the equity investment is consummated. In February 2003, after the announcement of the private equity investment, Standard & Poor's improved our rating from BB+ with a negative outlook to BB+ with a stable outlook.

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

                TABLE I

                                                         DECEMBER 31, 2002 (IN MILLIONS)
                                                                                                        AMOUNTS
                                                                                       AMOUNTS         AVAILABLE
                                                                                      AVAILABLE          UNDER
                                            TOTAL                        AMOUNT       UNDER ALL        COMMITTED
                        MATURITY           FACILITY       COMMITMENT   OUTSTANDING    FACILITIES       FACILITIES
                        --------           --------       ----------   -----------    ----------       ----------
Uncommitted Lines
  of Credit (1)            N/A             $  75.0            N/A        $   25.5      $   49.5

Prudential Note (2)      Feb 2003          $  50.0        $    50.0      $   50.0

Revolving Bank
  Facility (3)          Sept 2003          $ 275.0        $   275.0      $    5.0      $  270.0         $  270.0

Metropolitan Note (4)    Nov 2004          $  35.0        $    35.0      $   35.0

Hancock Note (5)         Dec 2011          $  40.0        $    40.0      $   40.0

Hancock Note (6)        Sept 2009          $  25.0        $    25.0      $   25.0

Industrial Revenue
  Bonds (7)                  2010+         $  50.7        $    50.7      $   50.7

Financial Instruments
  and Other (8)            N/A             $   5.7            N/A        $    5.7
                                           -------                       --------      --------         --------

Total                                      $ 556.4                       $  236.9      $  319.5         $  270.0
                                           =======                       ========      ========         ========

         (1) We have uncommitted lines of credit from banks. Gene rally these lines of credit can be terminated at any time as long as we have not borrowed against them. We use these lines to borrow at competitive rates on a short-term basis.

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

                TABLE II

                                                  PAYMENTS DUE BY PERIOD (IN MILLIONS)
      CONTRACTUAL
      OBLIGATIONS                    TOTAL          2003          2004          2005         AFTER 2005
      -----------                   --------      --------      --------      --------      -----------
Debt Agreements
  (see Table I)                     $  236.9      $   70.4      $   35.0                     $  131.5

Receivables
  Securitization (1)                    64.2          64.2

Operating Leases
  including Sale and
  Leaseback (2)                        187.6          17.9         161.5           5.3            2.9

Raw Material
  Purchase
  Obligations (3)                      115.7          19.3          19.3          19.3           57.8
                                    --------      --------      --------      --------       --------

Total                               $  604.4      $  171.8      $  215.8      $   24.6       $  192.2
                                    ========      ========      ========      ========       ========

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

         We believe we are either in material compliance with all currently applicable regulations or are operating in accordance with the appropriate variances and compliance schedules or similar arrangements. In February 2003, we received a notice from the South Carolina Department of Health and Environmental Controls of violations regarding air emissions and related record-keeping for our Palmetto and Johnsonville, SC facilities. No further action, other than a minor fine, is expected. Subject to the imprecision in estimating future environmental costs, we believe that compliance with current laws and regulations will not require significant capital expenditures or have a material adverse effect on our consolidated financial position or results of operations. See "Forward-Looking Statements; Risks and Uncertainties."

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

THE GOVERNMENTAL INVESTIGATION OF PRICING PRACTICES IN THE POLYESTER STAPLE FIBER INDUSTRY COULD ADVERSELY IMPACT OUR PROFITABILITY.

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

         Following the disclosure of the investigation, the indictment of a competitor's employee and the informations and guilty pleas of another competitor and its employee, the producers of polyester fiber, including Wellman, have been named in various civil actions asserting claims substantially based on the indictment and informations. These proceedings are summarized below.

         Wellman and certain other companies have been named as defendants in nineteen federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. In seventeen of the cases, the plaintiff purports to represent a class of all persons who directly purchased polyester staple fiber and were similarly affected by such alleged conduct. Two of the cases are brought by plaintiffs who do not purport to represent a class. All of the federal plaintiffs seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. The federal suits are pending in the U.S. District Court for the Northern District of California, U.S. District Court for the District of New Jersey, U.S. District Court for the Middle District of North Carolina, U.S. District Court for the Western District of North Carolina and U.S. District Court for the District of South Carolina. The Judicial Panel on Multi-District Litigation ruled on April 22, 2003 to transfer all the federal cases to the Western District of North Carolina for coordinated or consolidated pretrial proceedings.

         In addition to the direct purchaser actions discussed above, thirty-three purported class actions alleging violations of federal antitrust laws, state antitrust or unfair competition laws and certain state consumer protection acts have been filed in one federal court and various state courts on behalf of purported classes of indirect purchasers of polyester staple fiber products. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. One indirect purchaser case is pending in the U.S. District Court for the Western District of North Carolina and is subject to the order issued by the Judicial Panel on Multi-District Litigation for coordination or consolidation with the other federal cases. The rest of the indirect purchaser cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. The case filed in West Virginia has been removed to federal court. A motion to remand is pending. If not remanded, this case will also be transferred to the Western District of North Carolina by the Judicial Panel on Multi-District Litigation for coordination or consolidation with the other federal cases. The case filed in Wisconsin was removed to federal court and subsequently remanded to the Circuit Court for Dane County, Wisconsin. In all of these cases, the plaintiffs seek damages of unspecified amounts, attorney's fees and costs and unspecified relief.

         Recently, Wellman and certain other companies were named in an action filed in the Superior Court of Justice for Ontario, Canada, by a plaintiff purporting to represent a class of direct and indirect purchasers of polyester staple fiber. This complaint asserts claims under Canadian law. It contains three counts that ask for compensatory damages of $50 million (Canadian) each. The extent to which these three counts are duplicative and overlapping is unclear. The complaint also contains one count asking for punitive damages of $10 million (Canadian).

         In addition to the foregoing, Wellman may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. Furthermore, the federal grand jury investigation is ongoing and additional indictments may result. We intend to vigorously defend against the civil claims and any civil or criminal claims or proceedings that may be brought against us in the future. Because of the early stage and complexity of the U.S. Department of Justice investigation and the related civil claims, we have not formed an opinion about whether these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                WELLMAN, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT
                                  SCHEDULES

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000                              39
Consolidated Balance Sheets as of December 31, 2002 and 2001                                                            40
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000                    41
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                              42
Notes to Consolidated Financial Statements                                                                              43
Report of Independent Auditors                                                                                          72
Consolidated financial statement schedules for the years ended December 31, 2002, 2001 and 2000:
     II - Valuation and qualifying accounts                                                                             73

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEARS ENDED DECEMBER 31,
(In thousands, except per share data)                               2002              2001               2000
                                                                 ----------        ----------         ----------
Net sales                                                        $1,013,968        $1,009,560         $1,021,543
Cost of sales                                                       898,745           901,539            887,183
                                                                 ----------        ----------         ----------
Gross profit                                                        115,223           108,021            134,360
Selling, general and administrative expenses                         73,900            72,788             68,214
Restructuring benefit                                                    --                --                793
Other income                                                          4,365                --                 --
                                                                 ----------        ----------         ----------
Operating income                                                     45,688            35,233             66,939
Interest expense, net                                                10,254            17,957             17,959
                                                                 ----------        ----------         ----------
Earnings from continuing operations before income taxes              35,434            17,276             48,980
Income tax expense                                                    9,036             3,854             13,563
                                                                 ----------        ----------         ----------
Earnings from continuing operations                                  26,398            13,422             35,417
Loss from discontinued operations, net of income tax                (23,651)           (5,033)            (2,649)
                                                                 ----------        ----------         ----------
Earnings before cumulative effect of accounting change                2,747             8,389             32,768
Cumulative effect of accounting change                             (197,054)               --                 --
                                                                 ----------        ----------         ----------
Net earnings (loss)                                              $ (194,307)       $    8,389         $   32,768
                                                                 ==========        ==========         ==========

Basic net earnings (loss) per common share:
    Continuing operations                                        $     0.84        $     0.43         $     1.13
    Discontinued operations                                      $    (0.75)       $    (0.16)        $    (0.09)
    Cumulative effect of accounting change                            (6.24)               --                 --
                                                                 ----------        ----------         ----------
    Net earnings (loss)                                          $    (6.15)       $     0.27         $     1.04
                                                                 ==========        ==========         ==========
Basic weighted-average common shares outstanding                     31,579            31,542             31,367
                                                                 ==========        ==========         ==========

Diluted net earnings (loss) per common share:
    Continuing operations                                        $     0.82        $     0.42         $     1.11
    Discontinued operations                                      $    (0.73)       $    (0.16)        $    (0.08)
    Cumulative effect of accounting change                            (6.16)               --                 --
                                                                 ----------        ----------         ----------
    Net earnings (loss)                                          $    (6.07)       $     0.26         $     1.03
                                                                 ==========        ==========         ==========
Diluted weighted-average common shares outstanding                   32,015            32,031             31,884
                                                                 ==========        ==========         ==========

See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
(In thousands, except share data)                                                     2002               2001
                                                                                   ----------         ----------
Assets:
Current assets:
  Cash and cash equivalents                                                        $       --         $    1,814
  Accounts receivable, less allowance of $7,675 in 2002 and $3,871 in 2001             68,762             54,674
  Inventories                                                                         113,306            137,290
  Inventories, discontinued operations                                                    949              8,774
  Prepaid expenses and other current assets                                             7,245              5,631
                                                                                   ----------         ----------
     Total current assets                                                             190,262            208,183
Property, plant and equipment, at cost:
  Land, buildings and improvements                                                    153,700            150,874
  Machinery and equipment                                                           1,020,401            994,284
  Construction in progress                                                              7,564              8,771
                                                                                   ----------         ----------
                                                                                    1,181,665          1,153,929
  Less accumulated depreciation                                                       480,605            426,000
                                                                                   ----------         ----------
     Property, plant and equipment, net                                               701,060            727,929
Property, plant and equipment discontinued operations, net                                876             31,500
Goodwill, net                                                                          35,041            230,458
Other assets, net                                                                      37,971             36,360
                                                                                   ----------         ----------
                                                                                   $  965,210         $1,234,430
                                                                                   ==========         ==========
Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                                 $   68,671         $   57,398
  Accrued liabilities                                                                  29,991             34,439
  Current portion of long-term debt                                                    70,405                 --
  Other                                                                                 9,289             13,789
                                                                                   ----------         ----------
     Total current liabilities                                                        178,356            105,626
Long-term debt                                                                        166,504            333,144
Deferred income taxes and other liabilities                                           193,652            182,921
                                                                                   ----------         ----------
     Total liabilities                                                                538,512            621,691
                                                                                   ----------         ----------
Stockholders' equity:
  Common stock, $0.001 par value; 55,000,000 shares authorized, 34,368,809
   shares issued in 2002 and 34,335,437 in 2001                                            34                 34
  Class B common stock, $0.001 par value; 5,500,000 shares authorized; no
    shares issued                                                                          --                 --
  Paid-in capital                                                                     248,499            247,560
  Accumulated other comprehensive loss                                                 (3,243)           (22,037)
  Retained earnings                                                                   230,932            436,706
  Less common stock in treasury at cost:  2,500,000 shares                            (49,524)           (49,524)
                                                                                   ----------         ----------
     Total stockholders' equity                                                       426,698            612,739
                                                                                   ----------         ----------
                                                                                   $  965,210         $1,234,430
                                                                                   ==========         ==========

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     ACCUMULATED
                                                        COMMON                          OTHER
                                                     STOCK ISSUED        PAID-IN    COMPREHENSIVE   RETAINED    TREASURY
                                                 SHARES       AMOUNT     CAPITAL        LOSS        EARNINGS      STOCK     TOTAL
                                                --------    ---------    --------     ---------    ----------   ---------  --------
(In thousands)
Balance at December 31, 1999                      33,939    $      34    $239,473    $  (6,019)    $  418,400   $ (49,524) $602,364
Net earnings                                                                                           32,768                32,768
Currency translation adjustments                                                        (3,184)                              (3,184)
Minimum pension liability adjustment                                                    (1,460)                              (1,460)
                                                                                                                           --------
  Total comprehensive income                                                                                                 28,124
Cash dividends ($0.36 per share)                                                                      (11,390)              (11,390)
Exercise of stock options, net                        82                    1,525                                             1,525
Contribution of common stock to employee
   benefit plan                                      192                    3,797                                             3,797
Issuance of restricted stock, net                     44                      683                                               683
Amortization of deferred compensation, net                                    422                                               422
                                                --------    ---------    --------    ---------     ----------   ---------  --------
Balance at December 31, 2000                      34,257           34     245,900      (10,663)       439,778     (49,524)  625,525
Net earnings                                                                                            8,389                 8,389
Currency translation adjustments                                                        (6,311)                              (6,311)
Minimum pension liability adjustment                                                    (4,951)                              (4,951)
Fair value of derivatives                                                                 (112)                                (112)
                                                                                                                           --------
  Total comprehensive loss                                                                                                   (2,985)
Cash dividends ($0.36 per share)                                                                      (11,461)              (11,461)
Exercise of stock options, net                        44                      775                                               775
Issuance of restricted stock, net                     34                      340                                               340
Amortization of deferred compensation, net                                    545                                               545
                                                --------    ---------    --------    ---------     ----------   ---------  --------
Balance at December 31, 2001                      34,335           34     247,560      (22,037)       436,706     (49,524)  612,739
Net loss                                                                                             (194,307)             (194,307)
Currency translation adjustments                                                        21,413                               21,413
Minimum pension liability adjustment                                                    (3,751)                              (3,751)
Fair value of derivatives                                                                1,132                                1,132
                                                                                                                           --------
  Total comprehensive loss                                                                                                 (175,513)
Cash dividends ($0.36 per share)                                                                      (11,467)              (11,467)
Exercise of stock options, net                         2                       15                                                15
Issuance of restricted stock, net                     32                      376                                               376
Amortization of deferred compensation, net                                    548                                               548
                                                --------    ---------    --------    ---------     ----------   ---------  --------
Balance at December 31, 2002                      34,369    $      34    $248,499    $  (3,243)    $  230,932   $ (49,524) $426,698
                                                ========    =========    ========    =========     ==========   =========  ========

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                               2002             2001             2000
                                                                             --------         --------        ----------
(In thousands)
Cash flows from operating activities:
  Net earnings (loss)                                                        $(194,307)       $  8,389        $   32,768
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Depreciation                                                                56,301          57,936            58,880
    Amortization                                                                 1,279           9,886             9,849
    Deferred income taxes and other                                              3,869         (11,175)            6,617
    Contribution of common stock to employee benefit plan                           --              --             3,797
    Restructuring benefit                                                           --              --              (793)
    Cumulative effect of accounting change                                     197,054              --                --
    Impairment loss, discontinued operations                                    29,407              --                --
    Loss on sale of business                                                     2,701              --                --
    Changes in assets and liabilities:
      Accounts receivable                                                       (8,948)         33,090           (12,108)
      Inventories                                                               34,887          30,003           (18,901)
      Prepaid expenses and other current assets                                 (1,328)         (1,151)             (998)
      Other assets                                                               2,261          (6,583)          (10,267)
      Accounts payable, accrued liabilities, and other current
        liabilities                                                              1,522         (27,136)            2,202
      Other liabilities                                                           (114)         (2,675)           (3,547)
      Other                                                                      3,718             672             4,260
                                                                             ---------        --------        ----------
     Net cash provided by operating activities                                 128,302          91,256            71,759
                                                                             ---------        --------        ----------
Cash flows from investing activities:
  Additions to property, plant and equipment                                   (21,653)        (28,084)          (39,418)
  Proceeds from sale of assets                                                   1,505              --               321
                                                                             ---------        --------        ----------
     Net cash used in investing activities                                     (20,148)        (28,084)          (39,097)
                                                                             ---------        --------        ----------
Cash flows from financing activities:
  Proceeds from debt                                                            25,000          75,000            50,000
  Repayments of debt                                                          (124,010)       (125,932)          (73,044)
  Issuance of restricted stock, net                                                376             340               683
  Dividends paid on common stock                                               (11,467)        (11,461)          (11,390)
  Exercise of stock options, net                                                    15             775             1,525
                                                                             ---------        --------        ----------
     Net cash used in financing activities                                    (110,086)        (61,278)          (32,226)
                                                                             ---------        --------        ----------
Effect of exchange rate changes on cash and cash equivalents                       118             (80)              436
                                                                             ---------        --------        ----------
Change in cash and cash equivalents                                             (1,814)          1,814                 0
Cash and cash equivalents at beginning of year                                   1,814               0                 0
                                                                             ---------        --------        ----------
Cash and cash equivalents at end of year                                     $       0        $  1,814        $        0
                                                                             =========        ========        ==========
Supplemental cash flow data:
  Cash paid (received) during the year for:
    Interest (net of amounts capitalized)                                    $  10,299        $ 19,344        $   17,540
    Income taxes                                                             $ (18,703)       $    (40)       $   (8,327)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Wellman, Inc. and its subsidiaries (the Company) is an international manufacturing company operating primarily in the United States, Ireland and the Netherlands. The Company primarily manufactures PermaClear(R) and EcoClear(R) PET (polyethylene terephthalate) packaging and HP resins and high-quality polyester products, including Fortrel(R) brand polyester fibers. The principal markets for PET resins are United States, South American, and European-based manufacturers of various types of plastic containers. The principal markets for polyester and nylon staple fibers are apparel, home furnishings, carpet and industrial manufacturers in the United States, Mexico, and Europe.

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

REVENUE RECOGNITION

         Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred, the sales price is determinable, and collectibility is assured. Sales for the company's FRPG are recorded at the point of shipment (FOB shipping point), since both title and risk of loss have transferred to the customer. Sales for the Company's PPG that are shipped via common carrier (truck) are recognized at point of shipment (FOB shipping point). For railcar shipments, the Company recognizes revenue at the point of shipment (FOB shipping point) or at the time the product is delivered to the customer's premises (FOB destination) based on an agreement with the customer.

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

                                                         Net Book Value at End of         Pretax Impact of Reducing
                                                                  Period                         Depreciation
                                                                  ------                         ------------
As of and for the year ending
December 31, 2000                                                $  7,883                           $ 1,556

As of and for the year ending
December 31,2001                                                 $ 16,258                           $ 1,313

As of and for the year ending
December 31,2002                                                 $  9,019                           $ 1,147

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

         The components of and changes in other comprehensive loss are as follows:

                                                                                                                  ACCUMULATED
                                                               FOREIGN            MINIMUM         FAIR VALUE         OTHER
                                                        CURRENCY TRANSLATION      PENSION            OF          COMPREHENSIVE
                                                             ADJUSTMENTS         LIABILITY       DERIVATIVES         LOSS
                                                             -----------         ---------       -----------         ----
Balance at December 31, 1999                                 $   (6,019)         $      --        $      --        $   (6,019)
  Changes during year (net of taxes of $858)                     (3,184)            (1,460)              --            (4,644)
                                                             ----------          ---------        ---------        ----------
Balance at December 31, 2000                                     (9,203)            (1,460)              --           (10,663)
  Changes during year (net of taxes of $2,569)                   (6,311)            (4,951)            (112)          (11,374)
                                                             ----------          ---------        ---------        ----------
Balance at December 31, 2001                                    (15,514)            (6,411)            (112)          (22,037)
  Changes during year (net of taxes of $2,161)                   21,413             (3,751)           1,132            18,794
                                                             ----------          ---------        ---------        ----------
Balance at December 31, 2002                                 $    5,899          $ (10,162)       $   1,020        $   (3,243)
                                                             ==========          =========        =========        ==========

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

         A reconciliation of previously reported financial statement information to adjusted amounts reflecting the elimination of goodwill amortization for the comparable periods prior to the adoption of SFAS No. 142 is as follows:

                                                                              YEAR ENDED                 YEAR ENDED
                                                                           DECEMBER 31, 2001          DECEMBER 31, 2000
                                                                           -----------------          -----------------
Net earnings as reported                                                      $  8, 389                    $ 32,768
Goodwill amortization                                                            8, 444                       8,455
                                                                              ---------                    --------
                                                                              $  16,833                    $ 41,223
                                                                              =========                    ========
Basic net earnings per common share as reported                               $    0.27                    $   1.04
Adjusted basic net earnings per common share                                  $    0.53                    $   1.31

Diluted net earnings per common share as reported                             $    0.26                    $   1.03
Adjusted diluted net earnings per common share                                $    0.53                    $   1.29

         The changes in the net carrying value of goodwill by reportable operating segments for the year ended December 31, 2002 are as follows:

                                                                  FRPG                    PPG                  TOTAL
                                                               ---------               --------              ---------
Goodwill, net at December 31, 2001                             $ 197,054               $ 33,404              $ 230,458
Impairment loss, reported as a cumulative
  effect of an accounting change                                (197,054)                    --               (197,054)
Currency translation adjustment                                       --                  1,637                  1,637
                                                               ---------                                     ---------
Goodwill, net at December 31, 2002                             $     -0-               $ 35,041              $  35,041
                                                               =========               ========              =========

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

         Results for discontinued operations consist of the following:

                                                                                YEAR ENDED DECEMBER
                                                                     2002            2001             2000
                                                                     ----            ----             ----
Net sales                                                         $  29,285       $   74,237        $  97,780
                                                                  =========       ==========        =========
Loss from discontinued operations before tax benefit                 (4,177)          (7,742)          (4,075)
Tax benefit                                                          (1,462)          (2,710)          (1,426)
                                                                  ---------       ----------        ---------
Net loss from discontinued operations                                (2,715)          (5,032)          (2,649)
                                                                  ---------       ----------        ---------
Loss on disposal of POY business and impairment
loss to record remaining assets at fair value less
cost of disposal                                                    (32,209)              --               --
Tax benefit                                                         (11,273)              --               --
                                                                  ---------
Net loss on disposal of POY business and impairment loss to
record remaining assets at fair value less cost of disposal         (20,936)              --               --
                                                                  ---------       ----------        ---------
Net loss from discontinued operations                             $ (23,651)      $   (5,032)       $  (2,649)
                                                                  =========       ==========        =========

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

4.       INVENTORIES

         Inventories related to continuing operations consist of the following:

                                                                                               DECEMBER 31,
                                                                                          2002             2001
                                                                                        --------         --------
Raw materials                                                                           $ 38,142         $ 56,179
Finished and semi-finished goods                                                          67,286           72,628
Supplies                                                                                   7,878            8,483
                                                                                        --------         --------
                                                                                        $113,306         $137,290
                                                                                        ========         ========

5.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                                               DECEMBER 31,
                                                                                          2002             2001
                                                                                        --------         --------
Payroll and other compensation                                                          $  4,740         $  5,321
Retirement plans                                                                           5,868            6,431
Property and other taxes                                                                   5,367            6,021
Interest                                                                                   2,222            1,912
Other                                                                                     11,794           14,754
                                                                                        --------         --------
                                                                                        $ 29,991         $ 34,439
                                                                                        ========         ========

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

7.       BORROWING ARRANGEMENTS

         Long-term debt consists of the following:

                                                                                              DECEMBER 31,
                                                                                          2002             2001
                                                                                        --------         --------
Revolving credit loan facility and bid loans                                            $  5,000         $114,908
Uncommitted lines of credit                                                               25,508           40,000
8.41% senior unsecured note, due February 2003                                            50,390           52,556
7.55% senior unsecured note, due December 2011                                            45,331           40,000
Variable rate senior unsecured note, due November 2004 (3.3% at 12/31/02)                 35,000           35,000
7.46% senior unsecured note, due September 2009                                           25,000               --
Economic development revenue bonds, at variable interest rates, due 2010-2023             50,680           50,680
                                                                                        --------         --------
                                                                                         236,909          333,144
     Less current portion                                                                 70,405               --
                                                                                        --------         --------
                                                                                        $166,504         $333,144
                                                                                        ========         ========

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

8.       INCOME TAXES

         For financial reporting purposes, earnings from continuing operations before income taxes are as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                               2002                2001           2000
                                                             --------            --------       --------
United States                                                $ 28,522            $  2,844       $ 23,579
Foreign                                                         6,912              14,432         25,401
                                                             --------            --------       --------
                                                             $ 35,434            $ 17,276       $ 48,980
                                                             ========            ========       ========

         Significant components of the provision for income taxes are as follows:

                                    YEARS ENDED DECEMBER 31,
                                    ------------------------
                          2002                2001                2000
                          ----                ----                ----
Current:
  Federal              $  (20,238)         $        1          $   (2,593)
  State                       681                 115                 123
  Foreign                     377                 199                 568
                       ----------          ----------          ----------
                          (19,180)                315              (1,902)
                       ----------          ----------          ----------
Deferred:
  Federal                  28,887               3,443              13,342
  State                      (727)                 (2)                886
  Foreign                      56                  98               1,237
                       ----------          ----------          ----------
                           28,216               3,539              15,465
                       ----------          ----------          ----------
                       $    9,036          $    3,854          $   13,563
                       ==========          ==========          ==========

         The current federal benefit of $20,238 is related to a net operating loss carryback attributable to the Job Creation and Worker Assistance Act enacted in March 2002. This Act increased the carryback period on net operating losses generated in 2001 from 2 years to 5 years, resulting in a refund of $20,238 in 2002.

         The difference between the provision for income taxes and income taxes computed at the statutory income tax rate on income from continuing operations is explained as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                 2002                2001                2000
                                                                 ----                ----                ----
Computed at statutory rate                                       35.0%               35.0%               35.0%
State taxes, net of federal benefit                                --                  .6                  .8
Differences in income tax rates between the United
  States and foreign countries                                   (5.6)              (27.7)              (14.5)
Amortization of goodwill                                           --                16.2                 5.7
Credits                                                          (2.3)               (2.9)                (.4)
Other, net                                                       (1.6)                1.1                 1.1
                                                                 ----                ----                ----
Effective tax rate                                               25.5%               22.3%               27.7%
                                                                 ====                ====                ====

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

                                                DECEMBER 31,
                                                ------------
                                          2002                2001
                                          ----                ----
Depreciation                           $  249,327          $  235,948
Foreign                                     7,477               6,502
Other                                      (2,089)              1,911
                                       ----------          ----------
Total deferred tax liabilities            254,715             244,361
                                       ----------          ----------
Domestic carry forward                    131,406             135,382
Foreign carry forward                       6,710               6,963
Other                                      11,848              11,518
                                       ----------          ----------
Total deferred tax assets                 149,964             153,863
Valuation allowance                        32,270              32,814
                                       ----------          ----------
Net deferred tax assets                   117,694             121,049
                                       ----------          ----------
Net deferred tax liabilities           $  137,021          $  123,312
                                       ==========          ==========

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

         The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

                                                    2002                2001                2000
                                                    ----                ----                ----
(in thousands)
Balance at beginning of year                     $   10,462          $   13,037          $   15,283
Changes in remediation costs                           (752)             (1,193)             (1,753)
Expenditures                                           (489)             (1,333)               (403)
Foreign currency translation adjustments                 29                 (49)                (90)
                                                 ----------          ----------          ----------
Balance at end of year                           $    9,250          $   10,462          $   13,037
                                                 ==========          ==========          ==========

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

         The following table summarizes information on the Company's domestic and foreign defined benefit plans:

                                                                               DOMESTIC PLANS                 FOREIGN PLANS
                                                                             2002           2001           2002           2001
                                                                             ----           ----           ----           ----
Change in benefit obligation:
  Benefit obligation at beginning of year                                 $   49,810     $   46,262     $   39,583     $   34,796
  Contributions                                                                   --             --            250            182
  Service cost                                                                   376            345          1,636          1,316
  Interest cost                                                                3,482          3,412          2,504          1,973
  Actuarial (gain) loss                                                       (1,293)         1,873           (461)         4,328
  Benefits paid                                                               (2,404)        (2,176)        (1,792)          (757)
  Exchange gain (loss)                                                            --             --          7,391         (2,255)
  Change in plan provisions                                                       --             94             --             --
                                                                          ----------     ----------     ----------     ----------
  Benefit obligation at end of year                                           49,971         49,810         49,111         39,583
                                                                          ----------     ----------     ----------     ----------
Change in fair value of plan assets:

  Fair value of plan assets at beginning of year                              39,818         44,120         51,611         57,333
  Actual return on plan assets                                                (4,335)        (2,197)        (7,648)        (1,611)
  Contributions                                                                  208             71          1,729            182
  Benefits paid                                                               (2,404)        (2,176)        (1,792)          (757)
  Exchange gain (loss)                                                            --             --          8,535         (3,536)
                                                                          ----------     ----------     ----------     ----------
Fair value of plan assets at end of year                                      33,287         39,818         52,435         51,611
                                                                          ----------     ----------     ----------     ----------

Funded status                                                                (16,684)        (9,992)         3,324         12,028
Unrecognized net actuarial loss                                               15,103          9,099         16,224          3,257
Unrecognized prior service cost                                                   84             94             --             --
Unrecognized transition obligation                                                36             72           (166)          (157)
                                                                          ----------     ----------     ----------     ----------
Prepaid (accrued) pension cost                                            $   (1,461)    $     (727)    $   19,382     $   15,128
                                                                          ==========     ==========     ==========     ==========
Amounts recognized in the statement of financial position consist of:
  Prepaid benefit cost                                                         $  --     $      364     $   19,023     $   15,623
  Accrued benefit liability                                                  (16,684)       (10,447)          (419)        (1,093)
  Intangible asset                                                               120             94             --             --
  Accumulated other comprehensive loss                                        15,103          9,262            778            598
                                                                          ----------     ----------     ----------     ----------
Net amount recognized in the Consolidated Balance Sheet                   $   (1,461)    $     (727)    $   19,382     $   15,128
                                                                          ==========     ==========     ==========     ==========

         The projected benefit obligation applicable to pension plans with accumulated benefit obligations in excess of plan assets was $50,536 and $49,371 at December 31, 2002 and 2001, respectively. The accumulated benefit obligation related to these plans was $49,123 and $48,109, while the fair value of plan assets was $32,877 and $36,568 at December 31, 2002 and 2001, respectively.

         Components of net periodic cost (benefit) and significant weighted-average assumptions were as follows:

                                                 2002                              2001                              2000
                                                 ----                              ----                              ----
                                       DOMESTIC         FOREIGN          DOMESTIC         FOREIGN          DOMESTIC         FOREIGN
                                        PLANS            PLANS            PLANS            PLANS            PLANS            PLANS
                                        -----            -----            -----            -----            -----            -----
Service Cost                           $   376          $ 1,636          $   345          $ 1,316          $   287          $ 1,317
Interest Cost                            3,482            2,504            3,412            1,973            3,291            2,126
Expected return on plan assets          (3,471)          (4,144)          (3,856)          (4,230)          (4,026)          (3,887)
Net amortization and deferral              555              112                8           (4,145)             (69)          (4,272)
                                       -------          -------          -------          -------          -------          -------
Net periodic pension cost (benefit)    $   942          $   108          $   (91)         $(5,086)         $  (517)         $(4,716)
                                       =======          =======          =======          =======          =======          =======

Discount rate                             6.75%            5.71%            7.25%            5.92%            7.50%            5.92%
Expected return on plan assets            9.00%            8.25%            9.00%            7.39%            9.00%            7.41%
Rate of compensation increase               --             3.21%              --             3.21%              --             3.00%

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                         2002                2001                2000
                                                                         ----                ----                ----
Net earnings (loss), as reported                                      $ (194,307)         $    8,389          $   32,768
Pro forma compensation expense determined under fair
value based method for all awards, net of related tax effects             (2,299)             (2,461)             (2,173)
                                                                      ----------          ----------          ----------
Pro forma net earnings (loss)                                         $ (196,606)         $    5,928          $   30,595
                                                                      ==========          ==========          ==========

Earnings (loss) per share:
Basic earnings per common share, as reported                          $    (6.15)         $     0.27          $     1.04
Basic earnings per common share, pro forma                            $    (6.23)         $     0.19          $     0.98

Diluted earnings per common share, as reported                        $    (6.07)         $     0.26          $     1.03
Diluted earnings per common share, pro forma                          $    (6.14)         $     0.19          $     0.96

         A summary of the Company's stock option activity and related information for the three years ended December 31, 2002 follows:

                                                            WEIGHTED
                                                          AVERAGE PRICE
                                          SHARES           PER SHARE
                                        ---------         -------------
Outstanding December 31, 1999           3,012,003          $    19.07
  Granted                                 563,950               17.53
  Exercised                               (82,470)              17.18
  Cancelled                              (246,450)              28.23
                                        ---------          ----------
Outstanding December 31, 2000           3,247,033               18.15
  Granted                                 582,600               16.61
  Exercised                               (44,490)              16.97
  Cancelled                              (215,930)              18.27
                                        ---------          ----------
Outstanding December 31, 2001           3,569,213               17.91
  Granted                                 313,200               15.24
  Exercised                                (2,200)               9.55
  Cancelled                              (214,445)              19.44
                                        ---------          ----------
Outstanding December 31, 2002           3,665,768          $    17.59
                                        =========          ==========

         At December 31, 2002, 2001, and 2000, options for 2,334,636, 2,126,028 and 1,952,205 shares, respectively, were exercisable. At December 31, 2002, 1,032,715 shares were available for future option grants. The following summarizes information related to stock options outstanding at December 31, 2002:

Range of exercise prices                                                          $9.64 TO $18.94             $20.63 TO $29.25
                                                                                  ---------------             ----------------
Number outstanding at December 31, 2002                                              2,965,418                      700,350
Weighted-average remaining contractual life                                          7.2 years                    2.9 years
Weighted-average exercise price of options outstanding                                  $15.94                       $24.61
Number exercisable at December 31, 2002                                              1,634,286                      700,350
Weighted-average exercise price of options exercisable                                  $16.15                       $24.61

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

12.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the years indicated:

                                                                                 2002                2001                2000
                                                                                 ----                ----                ----
Numerator for basic and diluted net earnings (loss) per common share:
  Earnings from continuing operations                                         $   26,398          $   13,422          $   35,417
  Loss from discontinued operations                                              (23,651)             (5,033)             (2,649)
  Cumulative effect of accounting change                                        (197,054)                 --                  --
                                                                              ----------          ----------          ----------
  Net earnings (loss)                                                         $ (194,307)         $    8,389          $   32,768
                                                                              ==========          ==========          ==========
Denominator:
  Denominator for basic net earnings (loss) per common share -
   weighted-average shares                                                        31,579              31,542              31,367
  Effect of dilutive securities:
    Employee stock options and restricted stock                                      436                 489                 517
                                                                              ----------          ----------          ----------
  Denominator for diluted net earnings (loss) per common share
   - adjusted weighted-average shares                                             32,015              32,031              31,884
                                                                              ==========          ==========          ==========

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

         Following the disclosure of the investigation, the indictment of a competitor's employee and the informations and guilty pleas of another competitor and its employee, the Company, along with certain other companies, has been named as a defendant in fifty-two actions brought by direct and indirect purchasers of polyester staple fiber for violations of federal, state and Canadian antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act, state antitrust, state unfair competition and/or Canadian antitrust laws. Some of these actions seek certification of a class including all persons who directly or indirectly purchased polyester staple fiber similarly affected by such alleged conduct. The plaintiffs in most cases seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief.

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

         Approximate minimum rental commitments under noncancelable leases (including the sale and leaseback transaction and its residual value guarantee) during each of the next five years and thereafter are as follows: 2003 - $17,912; 2004 - $138,822; 2005 - $5,293; 2006 - $1,559; 2007 - $1,236; and
thereafter - $57.

         Rent expense for cancelable and noncancelable operating leases was $10,182, $10,113 and $12,770 for the years ended December 31, 2002, 2001 and
2000, respectively.

         The Company is responding to a subpoena issued by the U.S. Department of Justice in connection with an investigation of pricing practices in the polyester staple fiber industry and has been named in various civil claims and legal actions with respect to the alleged pricing practices and in other claims and actions arising in the ordinary course of business.

         With respect to the claims and actions arising in the ordinary course of its business, the Company does not believe these will have a material adverse effect, if any, on its consolidated financial position or results of operations. Because of the early stage and complexity of the U.S. Department of Justice investigation and the related civil claims, the Company has not formed an opinion about whether these proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.


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

         The following table summarizes the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001:

                                                                                   2002                          2001
                                                                                   ----                          ----
                                                                          CARRYING                     CARRYING
                                                                           AMOUNT       FAIR VALUE      AMOUNT       FAIR VALUE
                                                                           ------       ----------      ------       ----------
Nonderivatives
  Cash and cash equivalents                                              $      --      $      --     $    1,814     $    1,814
  Accounts receivable                                                       68,762         68,762         54,674         54,674
  Accounts payable                                                          68,671         68,671         57,398         57,398
  Borrowing arrangements                                                   236,909        236,909        333,144        333,144
Derivatives - receive (pay):
  Interest rate instruments                                                  5,331          5,331          2,556          2,556
  Forward foreign currency contracts                                         1,025          1,025           (137)          (137)

15.      OPERATING SEGMENT AND GEOGRAPHIC AREAS

         The Company's operations are classified into two reportable operating segments: the Packaging Products Group (PPG) and the Fibers and Recycled Products Group (FRPG).

         The PPG manufactures:

         - solid-stated PET resin for use in the manufacture of soft drink bottles and other food and beverage packaging,

         - EcoClear(R) PET resin, utilizing post-consumer beverage bottles to meet customers' recycled content PET resin requirements, and

         - amorphous resin for internal solid-stating (a process which upgrades and purifies the resin) and, to a lesser extent, for sale to external customers.

         The FRPG manufactures:

         - chemical-based polyester staple fibers for use in apparel, non-wovens, home products, and industrial products,

         - recycled-based polyester and nylon staple fibers for use in furniture, pillows, comforters, industrial products, carpets and rugs, and

         - recycled-based polyester and nylon engineering resins for use in the injection molding industry.

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

                                                                                     FIBERS AND
                                                                 PACKAGING            RECYCLED
                                                                  PRODUCTS            PRODUCTS
                           2002                                    GROUP                GROUP               TOTAL
                           ----                                    -----                -----               -----
Revenues                                                         $  524,781          $  489,187          $1,013,968
Segment profit (loss)                                                50,045              (4,357)             45,688
Assets                                                              406,083             504,520             910,603
Amortization and depreciation from continuing operations             24,759              30,934              55,698
Capital expenditures for continuing operations                       14,352               7,296              21,648

                           2001
                           ----
Revenues                                                         $  533,210          $  476,350          $1,009,560
Segment profit (loss)                                                64,699             (29,466)             35,233
Assets                                                              384,335             757,920           1,142,255
Amortization and depreciation from continuing operations             21,831              39,301              61,132
Capital expenditures for continuing operations                       15,800              12,284              28,084

                           2000
                           ----
Revenues                                                         $  499,261          $  522,282          $1,021,543
Segment profit , exclusive of restructuring benefit                  62,643               3,503              66,146
Restructuring benefit                                                   290                 503                 793
                                                                 ----------          ----------          ----------
Segment profit                                                       62,933               4,006              66,939
                                                                 ----------          ----------          ----------
Assets                                                              440,090             807,124           1,247,214
Amortization and depreciation from continuing operations             20,582              41,005              61,587
Capital expenditures for continuing operations                        6,947              31,579              38,526

         Following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

                                                                    2002                2001                2000
                                                                    ----                ----                ----
Segment Profit
  Total for Reportable Segments                                  $   45,688          $   35,233          $   66,939
  Interest Expense, Net                                             (10,254)            (17,957)            (17,959)
                                                                 ----------          ----------          ----------
  Earnings (Loss) Before Income Taxes and Cumulative Effect of
   Accounting Change                                             $   35,434          $   17,276          $   48,980
                                                                 ==========          ==========          ==========
Assets
  Total for Reportable Segments                                  $  910,603          $1,142,255          $1,247,214
  Corporate Assets (1)                                               51,426              88,167              80,273
                                                                 ----------          ----------          ----------
  Total Assets                                                   $  962,029          $1,230,422          $1,327,487
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

         Net sales and operating income (loss) for the years ended December 31, 2002, 2001 and 2000 and long-lived assets at the end of each year, classified by the major geographic areas in which the company operates, are as follows:

                                                                    2002                2001                2000
                                                                    ----                ----                ----
Net sales
  U.S                                                            $  861,559          $  837,974          $  859,943
  Europe                                                            152,409             171,586             161,600
                                                                 ----------          ----------          ----------
                                                                 $1,013,968          $1,009,560          $1,021,543
                                                                 ==========          ==========          ==========
Operating income
  U.S                                                            $   31,650          $   13,864          $   38,967
  Europe                                                             14,038              21,369              27,972
                                                                 ----------          ----------          ----------
                                                                 $   45,688          $   35,233          $   66,939
                                                                 ==========          ==========          ==========
Long-lived assets
  U.S                                                            $  654,888          $  686,750          $  714,323
  Europe                                                             46,172              41,179              42,586
                                                                 ----------          ----------          ----------
                                                                 $  701,060          $  727,929          $  756,909
                                                                 ==========          ==========          ==========

Revenues are attributed to countries based on the location where the products were produced.

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial information for the years ended December 31, 2002 and 2001 is summarized as follows:

                                                   MARCH 31,          JUNE 30,       SEPT. 30,           DEC. 31,         TOTAL
          QUARTER ENDED                           2002(1)(3)          2002(1)         2002(1)            2002(2)           2002
          -------------                           ----------          -------         -------            -------           ----
Net sales                                         $  239,972         $ 268,026       $ 257,333          $ 248,637       $1,013,968
Gross profit                                          26,423            38,259          25,262             25,279          115,223
Earnings from continuing operations                    5,618            12,769           4,708              3,303           26,398
Earnings (loss) from discontinued
  operations                                         (20,173)           (3,398)           (161)                81          (23,651)
Earnings (loss) before cumulative
  effect of accounting change                        (14,555)            9,371           4,547              3,384            2,747
Cumulative effect of accounting
  change                                            (197,054)               --              --                 --         (197,054)
Net earnings (loss)                               $ (211,609)        $   9,371       $   4,547          $   3,384       $ (194,307)
Basic net earnings (loss) per common
 share:
  Continuing operations                           $     0.18         $    0.40       $    0.15          $    0.11       $     0.84
  Discontinued operations                              (0.64)            (0.11)          (0.01)              0.00            (0.75)
  Cumulative effect of accounting
   change                                              (6.24)               --              --                 --            (6.24)

                                                  ----------         ---------       ---------          ---------       ----------
  Net earnings (loss)                             $    (6.70)        $    0.29       $    0.14          $    0.11       $    (6.15)
                                                  ==========         =========       =========          =========       ==========
Diluted net earnings (loss) per common share:

  Continuing operations                           $     0.18         $    0.40       $    0.15          $    0.11       $     0.82
  Discontinued operations                              (0.63)            (0.11)          (0.01)              0.00            (0.73)
  Cumulative effect of accounting
   change                                              (6.16)               --              --                 --            (6.16)
                                                  ----------         ---------       ---------          ---------       ----------
  Net earnings (loss)                             $    (6.61)        $    0.29       $    0.14          $    0.11       $    (6.07)
                                                  ==========         =========       =========          =========       ==========

                                                   MARCH 31,          JUNE 30,       SEPT. 30,           DEC. 31,          TOTAL
           QUARTER ENDED                            2001(1)          2001(1)(4)       2001(1)           2001(1)(5)        2001(1)
           -------------                            -------          ----------       -------           ----------        -------
Net sales                                         $  269,042         $ 262,962       $ 253,259          $ 224,297       $1,009,560
Gross profit                                          28,674            29,473          28,657             21,217          108,021
Earnings from continuing operations                    3,930             4,955           4,224                313           13,422
Loss from discontinued operations                     (1,070)           (1,894)         (1,178)              (891)          (5,033)
Net earnings (loss)                               $    2,860         $   3,061       $   3,046          $    (578)      $    8,389
Basic net earnings (loss)per common
 share:
  Continuing operations                           $     0.12         $    0.16       $    0.14          $    0.01       $     0.43
  Discontinued operations                              (0.03)            (0.06)          (0.04)             (0.03)           (0.16)
                                                  ----------         ---------       ---------          ---------       ----------
  Net earnings (loss)                             $     0.09         $    0.10       $    0.10          $   (0.02)      $     0.27
                                                  ==========         =========       =========          =========       ==========
Diluted net earnings (loss) per common share:

  Continuing operations                           $     0.12         $    0.16       $    0.14          $    0.01       $     0.43
  Discontinued operations                              (0.03)            (0.06)          (0.04)             (0.03)           (0.16)
                                                  ----------         ---------       ---------          ---------       ----------
  Net earnings (loss)                             $     0.09         $    0.10       $    0.10          $   (0.02)      $     0.26
                                                  ==========         =========       =========          =========       ==========

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

         At the time of signing the agreement, the Company issued to Warburg Pincus VIII the initial warrant to purchase 1,250,000 shares of its common stock at an exercise price of $11.25 per share and Warburg Pincus VIII purchased a note in an initial principal amount of $20,000 at par. In addition, the Company appointed Oliver Goldstein, a vice president of Warburg Pincus LLC, to its board as a designee of Warburg Pincus VIII. When certain conditions are met, including stockholder approval of the transaction, and the Company obtaining a new $175,000 senior revolving credit facility, the following will occur:

                  - the outstanding initial note will automatically convert into shares of Series A preferred stock and Warburg Pincus VIII will purchase for $30,000 in cash an additional 2,666,666 shares of Series A preferred stock at $11.25 per share so that Warburg Pincus VIII will own an aggregate of approximately 4,500,000 shares of Series A preferred stock;

                  - Warburg Pincus VIII will purchase 6,700,000 shares of Series B preferred stock at a price per share equal to the Series B purchase price, which is equal to the lower of $11.25 or 110% of the volume-weighted average closing price of the Company's common stock over a 20-day period;

                  - the Company will issue to Warburg Pincus VIII the additional warrant to purchase 1,250,000 shares of its common stock at an exercise price equal to the Series B purchase price; and

                  - the Company will appoint a second director designated by Warburg Pincus VIII to its board.

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

                                                               ERNST & YOUNG LLP

Charlotte, North Carolina
February 12, 2003

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                       BALANCE AT        CHARGED TO
                                      BEGINNING OF        COSTS AND                                             BALANCE AT
          DESCRIPTION                     YEAR            EXPENSES            OTHER          DEDUCTIONS         END OF YEAR
          -----------                     ----            --------            -----          ----------         -----------
Allowance for doubtful accounts
 Receivable:
Year ended December 31, 2002            $  3,871          $  4,212          $     76          $    484(a)         $  7,675
                                        ========          ========          ========          ========            ========

Year ended December 31, 2001            $  3,968          $    112          $    (33)         $    176(a)         $  3,871
                                        ========          ========          ========          ========            ========

Year ended December 31, 2000            $  4,415          $    148          $    (25)         $    570(a)         $  3,968
                                        ========          ========          ========          ========            ========

(a) Accounts written off and reduction of allowance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding our directors and executive officers as of March 31, 2003:

                                                     PRINCIPAL OCCUPATION DURING                      DIRECTOR
          NAME AND AGE                                   THE PAST FIVE YEARS                            SINCE
-------------------------------       -------------------------------------------------------      --------------
Thomas M. Duff, 55.............       Chairman since 1999 and Chief Executive Officer and          August 1985
                                      director of Wellman since its inception in 1985.
                                      President from 1985 to 1999.

James B. Baker, 57.............       Managing Partner of River Associates Investments, LLC        August 1994
                                      (private equity investment fund) since 2001 and partner
                                      of River Associates Investments, LLC from 1993 to
                                      2001. Prior to 1993, President and Chief Operating
                                      Officer (1991-1992) and Senior Vice President
                                      (1987-1991) of CONSTAR International, Inc. (plastic
                                      container manufacturer). Chairman of the Finance and
                                      Audit Committee and member of the Governance Committee.

Clifford J. Christenson, 53           President of Wellman since 1999, Executive Vice              November 1995
                                      President of Wellman from 1993 to 1999 and Chief
                                      Operating Officer since 1995.

Oliver Goldstein, 31.........         Vice President, Warburg Pincus L.L.C., a private equity      February 2003
                                      investment firm, since January 2001. Associate of
                                      Warburg Pincus L.L.C from July 1999 to December 2000.
                                      Prior to 1999, Mr. Goldstein served in various
                                      capacities at Fenway Partners, Inc. and Goldman, Sachs
                                      and Co. Director of Alliant Protection Services, Inc.
                                      and Customized Database Systems, Inc.

Richard F. Heitmiller, 74......       President of Richard F. Heitmiller, Inc. (consulting         November 1988
                                      firm) since 1982. Chairmen of the Board of Radici
                                      Spandex from 2001 to March 31, 2002. Vice Chairman,
                                      Chief Executive Officer and President of Globe
                                      Manufacturing from 1998 to 2001. From 1971 until 1982,
                                      various executive positions with Arthur D. Little, Inc.
                                      (management consultants) and Vice President of its
                                      Decision Resources subsidiary. Chairmen of the
                                      Governance Committee and member of the Finance and
                                      Audit Committee.

Gerard J. Kerins, 55...........       Vice-Chairman of ICG Commerce, Inc., a procurement           August 1999
                                      services provider, since July 2002. Chairman of the
                                      Board, Insulair, Inc. (producer of paper packaging)
                                      since March 2000. President, CEO and director of
                                      Continental PET Technologies, Inc. (producer of PET
                                      containers from 1983 to 1998. Member of the
                                      Compensation Committee.

                                                     PRINCIPAL OCCUPATION DURING                      DIRECTOR
          NAME AND AGE                                   THE PAST FIVE YEARS                            SINCE
-------------------------------       -------------------------------------------------------      --------------
James E. Rogers, 57............       President of SCI Investors, Inc. (investment company)        September 1993
                                      since 1993. From 1991 until 1993, President and Chief
                                      Executive Officer of Specialty Coatings International,
                                      Inc. (a manufacturer). Prior to 1991, Senior Vice
                                      President and Group Executive of James River
                                      Corporation (a paper manufacturer). Mr. Rogers is also
                                      a director and member of the Compensation Committee of
                                      Owens & Minor, Inc. (a medical and surgical supplies
                                      distributor), a director and member of the Compensation
                                      Committee of Chesapeake Corp. (a packaging
                                      manufacturer), and a director and member of the
                                      Compensation and Audit Committees of Cadmus
                                      Communications Corporation (an integrated graphic
                                      communications provider). Member of the Finance and
                                      Audit Committee and the Compensation Committee.

Marvin O. Schlanger, 54........       Principal of Cherry Hill Chemical Investments, LLC (a        January 1999
                                      chemical and allied industries management services
                                      firm) since 1998. Chairman and CEO of Resolution
                                      Performance Products, Inc. (a specialty chemicals
                                      company) since 2000. President and Chief Executive
                                      Officer of ARCO Chemical Company in 1998: Executive
                                      Vice President and Chief Operating Officer of ARCO
                                      Chemical Company from 1994 to 1998: prior to 1994,
                                      Chief Financial Officer and director. Also a director,
                                      chairman of the Finance and Planning Committee and
                                      member of the Audit Committee of UGI Corporation
                                      (utility holding company). Chairman of the
                                      Compensation Committee and member of the Governance
                                      Committee.

Roger A. Vandenberg, 55........       President of Cariad Capital, Inc. (investment advisor)       August 1985
                                      since its inception in 1992. Mr. Vandenberg is also a
                                      director, member of the Compensation Committee and
                                      chairman of the Audit Committee of Monaco Coach
                                      Corporation (a manufacturer of motor homes). Member of
                                      the Finance and Audit Committee.

ITEM 11.          EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

         Our Compensation Committee of the Board of Directors (the "Committee") is composed entirely of non-employee directors. The Committee has responsibility for administering the annual Management Incentive Compensation Plan, the stock option plans and the Deferred Compensation and Restricted Stock Plan. The Committee is also responsible for making compensation recommendations to the Board with respect to the five executive officers whose fiscal 2002 compensation is disclosed on the Summary Compensation Table below. In this capacity, the Committee determines the salary, management incentive plan awards and stock option grants for those executive officers, following administrative policies and practices that it establishes from time to time in accordance with the terms and provisions of the plans. This Committee Report describes the executive compensation program strategy, the components of the compensation program, and the manner in which 2002 compensation determinations were made by the Committee with respect to the Chairman and Chief Executive Officer, Thomas M. Duff, whose compensation is determined by the Committee meeting in executive session without Mr. Duff or other members of management being present. Similar determinations were made by the Committee with respect to the other four executive officers, after taking into consideration the recommendations submitted by Mr. Duff.

         Stock Ownership Policy. In February 1998 the Board of Directors, at the recommendation of the Compensation Committee, adopted a Statement of Policy which requires directors and executive officers to beneficially own targeted levels of Wellman Common Stock based on their compensation levels. The Board believes that increasing management's ownership of the Common Stock will more closely align the interests of management and the stockholders and will motivate management to manage Wellman for long-term growth and profitability. In order to implement the Statement of Policy, Wellman adopted the Deferred Compensation and Restricted Stock Plan. Under this Plan, executives are required to defer any amounts payable under the Management Incentive Compensation Plan over their target percentage and may elect to defer up to 50% of any other cash compensation payable to them. Restricted stock awards are granted for such deferred compensation. The number of shares of restricted stock issued is equal to the cash value of the compensation earned divided by 85% of the average of the highest and lowest sales prices of Wellman Common Stock reported on the New York Stock Exchange for a specified 31 day period at the end of the quarter.

         Compensation Strategy. The Committee endeavors to maintain an officer compensation program which is competitive with the practices of public corporations of similar revenue size. The structure for the compensation of the executive officers consists of three primary components: base salary, the Management Incentive Plan and stock options. The Committee believes a substantial component of executive officer total compensation should be based on Wellman's financial performance. The Management Incentive Plan compensates executive officers commensurate with Wellman's financial performance and other strategic goals, and annual stock option grants ensure that longer-term incentive compensation is directly related to increases in the market value of Wellman's Common Stock.

         The remainder of this Committee Report describes the components of our officer compensation program and the manner in which these were administered in 2002.

         Base Salary. Base salary forms the foundation of the officer compensation program. The Committee has periodically engaged compensation consultants to survey market practices to ensure executive officer salaries remain competitive in a manner which properly reflects the performance of the incumbent officers.

         Mr. Duff's 2002 annual salary shown in the Summary Compensation Table falls within the second quartile of competitive practice for corporations with revenues of comparable size. The second quartile is defined as above the 25(th) percentile and below the 50(th) percentile. The average 2002 salaries of the other executive officers approximated the second quartile of competitive practice for their peers in corporations with revenues of comparable size.

         Management Incentive Plan. Under the Management Incentive Plan ("MIP"), annual bonuses earned by the executive officers and other plan participants are directly related to achieving targets established for corporate and/or operating unit profit and achieving individual strategic expectations established early in the year. The Committee establishes for each participant in the MIP a maximum targeted award based on a percentage of base salary and the portion of that target award which is to be based upon achieving strategic goals.

         Our Chief Executive Officer's target MIP award for 2002 was 65% of base salary; 30% of the target award was based upon achieving strategic expectations and 70% was based upon achieving financial objectives. The target awards for the other executive officers ranged from 25% to 65% of base salary; 35% to 50% of the target awards were based upon achieving strategic expectations and 50% to 65% was based upon achieving financial objectives.

         Based on his performance in 2002, the Committee recommended the payment of an annual bonus of $369,000 to our CEO (which constitutes 51% of his base salary).

         Stock Options. Annual stock option grants represent the third component of Wellman's executive compensation program. All stock options are granted with exercise prices equal to the average of fair market value of the stock on the 20 days preceding the date of grant so that optionees share in the future growth in market value of Wellman's Common Stock. To ensure stock options provide a longer-term stockholder value-based incentive, 20% of the options granted in a year become exercisable (i.e., the optionee can purchase the option shares) on the first through fifth anniversaries of the grant date, provided the optionee remains an employee.

         The Chief Executive Officer submits proposed stock option grants for the executive officers (other than himself) to the Committee for approval. In making the final determination of option grants, the Committee considers the individual executive's scope of responsibility, individual performance, the levels of profits and return on assets of the corporation and of its operating divisions (with no specific target levels being established), competitive levels of option grants, and the aggregate number of options awarded to the executive to date. The Committee, in its discretion, assigns relative weights to these factors as it deems appropriate.

         The Option Grants Table below shows the terms and size of 2002 option grants made to the executive officers named in the Summary Compensation Table below.

         The values shown under the "Grant Date Value" column of this table represent an estimate of the potential value of these grants. These projections should not be construed as a forecast of future stock price or the compensation that will be realized from the actual exercise of these options. Unless the future price of Wellman's stock is higher than $15.24 per share, the exercise price of the 2002 options, these options will have no value.

         The Committee believes that the compensation paid by the Corporation to the executive officers will be fully deductible.

         This report has been provided by the Compensation Committee.

                                                   The Compensation Committee
                                                   Marvin O. Schlanger, Chairman
                                                   Gerard Kerins
                                                   James E. Rogers
                                                   Roger A. Vandenberg

                  COMPENSATION TABLES

         The following table summarizes the compensation for the years ended December 31, 2002, 2001 and 2000 of Wellman's chief executive officer and the four other most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                              LONG-TERM COMPENSATION AWARDS
                             ------------------------------------------------------   -------------------------------------------
                                                                                                      SECURITIES
                                                                        OTHER         RESTRICTED      UNDERLYING      ALL OTHER
  NAME AND PRINCIPAL                                                    ANNUAL          STOCK          OPTIONS       COMPENSATION
      POSITION               YEAR      SALARY(1)       BONUS(1)     COMPENSATION(2)   AWARDS(1)(3)       (4)              (5)
-----------------------      ----     -----------     ----------    ---------------   ------------    ----------     ------------
Thomas M. Duff
Chairman, CEO                2002     $   720,000     $  369,000      $   72,857      $        0             0       $    136,807
                             2001     $   720,000     $  200,043      $   73,734      $        0        86,000       $    171,379
                             2000     $   720,000     $  154,160      $   73,734      $        0        85,000       $    170,701
Clifford J. Christenson
President, COO               2002     $   435,000     $  243,000      $   42,991      $        0        40,000       $     78,866
                             2001     $   431,250     $  149,702      $   42,635      $   15,095        76,000       $    102,137
                             2000     $   413,125     $   83,179      $   41,402      $   11,030        75,000       $    101,318
John R. Hobson
Vice President,
Fibers and Recycled
Products Group               2002     $   275,000     $  141,000      $   27,600      $      640        20,000       $     53,772
                             2001     $   273,750     $   51,762      $   27,600      $    2,442        40,000       $     66,761
                             2000     $   270,000     $   82,251      $   27,600      $    6,658        35,000       $     65,856
Keith R. Phillips
Vice President and
Chief Financial Officer      2002     $   265,000     $  167,000      $   25,833      $    6,306        25,000       $     50,731
                             2001     $   261,250     $  107,658      $   25,476      $   12,971        40,000       $     55,859
                             2000     $   244,375     $   76,082      $   23,915      $   11,101        35,000       $     54,881
Joseph C. Tucker
Vice President
Corporate Development        2002     $   237,000     $  102,000      $   24,385      $    4.207        20,000       $     46,033
                             2001     $   234,500     $   75,676      $   24,158      $    7,094        35,000       $     51,246
                             2000     $   224,625     $   73,627      $   23,474      $    7,399        30,000       $     50,320

------------------

(1) Under the Deferred Compensation and Restricted Stock Plan, employees may elect to defer specified amounts of salary, bonus and other cash compensation. Restricted stock awards are granted for such deferred amounts for 2002. The amounts of salary and bonus set forth include the following deferred amounts: Mr. Duff, $0 and $0; Mr. Christenson, $0 and $0; Mr. Hobson, $0 and $3,500; Mr. Phillips, $0 and $34,500; and Mr. Tucker, $11,000 and $10,000. The shares of restricted stock issued in connection with these deferred amounts are reflected in the Restricted Stock Awards column above.

(2) Includes Wellman's contributions to life insurance premiums or payments in lieu thereof (Mr. Duff, $72,857; Mr. Christenson, $42,991; Mr. Hobson, $27,600; Mr. Phillips, $25,833; and Mr. Tucker, $24,385 in 2002).

(3) These amounts are the dollar values of restricted stock awards granted under the Deferred Compensation and Restricted Stock Plan. Each value is determined by multiplying the number of shares in each award by the closing market price of Wellman Common Stock on the date of grant and subtracting the consideration paid by the Named Executive Officer. Holders of restricted stock receive the same cash dividends as other stockholders owning Wellman Common Stock.

(4) None of the options granted were options with tandem SARs and no free-standing SARs were granted.

(5) Consists of Wellman's contributions to employee retirement (Mr. Duff, $19,870; Mr. Christenson, $19,703; Mr. Hobson, $19,501; Mr. Phillips, $19,402; and Mr. Tucker, $19,444 in 2002), supplemental retirement (Mr. Duff, $113,762; Mr. Christenson, $56,110; Mr. Hobson, $30,790; Mr.
     Phillips, $27,764; and Mr. Tucker, $23,117 in 2002), and employee stock ownership plan (Mr. Duff, $3,175; Mr. Christenson, $3,052; Mr. Hobson, $3,481; Mr. Phillips, $3,565; and Mr. Tucker, $3,473 in 2002).

The aggregate number of all restricted stock and net value at December 31, 2002 (determined by taking the number of shares issued at December 31, 2002 multiplied by the closing market price on December 31, 2002, net of any consideration paid) are shown below. The aggregate amount paid for these shares was $1,778,026. Amounts shown do not include the restricted shares issued in connection with the bonuses for 2002 since such bonuses were not paid until March 2003.

                                      AGGREGATE
                                     RESTRICTED       NET
                                       SHARES        VALUE
                                     ----------      -----
Mr. Duff........................       41,348         $ 0
Mr. Christenson.................       38,566         $ 0
Mr. Hobson......................       11,597         $ 0
Mr. Phillips....................       23,936         $ 0
Mr. Tucker......................       19,213         $ 0

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information relating to option grants pursuant to the Option Plan in the year ended December 31, 2002 to the individuals named in the Summary Compensation Table above.

                                                      OPTION GRANTS IN LAST FISCAL YEAR
                                                             INDIVIDUAL GRANTS
                                   -------------------------------------------------------------------
                                     NUMBER OF     % OF TOTAL
                                    SECURITIES      OPTIONS        EXERCISE
                                    UNDERLYING     GRANTED TO       OR BASE
                                      OPTIONS     EMPLOYEES IN       PRICE     EXPIRATION   GRANT DATE
             NAME                  GRANTED(1)(2)   FISCAL YEAR      ($/SH)        DATE       VALUE(3)
             ----                  -------------  ------------     --------    ----------   ---------
Thomas M. Duff.............                0            0%         $ 15.24      3/21/13     $       0
Clifford J. Christenson....           40,000         13.0%         $ 15.24      3/21/13     $ 331,600
John R. Hobson.............           20,000          6.5%         $ 15.24      3/21/13     $ 165,800
Keith R. Phillips..........           25,000          8.1%         $ 15.24      3/21/13     $ 207,250
Joseph C. Tucker...........           20,000          6.5%         $ 15.24      3/21/13     $ 165,800

------------------

(1) None of the options granted were options with tandem SARs and no free-standing SARs were granted.

(2) All options granted to the named executives were granted on March 21, 2002 pursuant to the Option Plan. The options generally become exercisable in 20% increments on March 21, 2003, 2004, 2005, 2006 and 2007. If a Change of Control (as defined in the Option Plan) occurs, these options would immediately become exercisable.

(3) Based on the Black-Scholes option pricing model. The use of this model should not be construed as an endorsement of its accuracy at valuing options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there is no assurance the actual value realized will be at or near the value estimated by the Black-Scholes model. The estimated value ($8.29 per option) under that model are based on the following assumptions:

Stock price at March 21, 2002.........    $  16.49
Exercise price........................    $  15.24
Expected option term..................     8 years
Stock price volatility................        .470
Dividend yield........................        1.36%
Risk-free interest rate...............        3.82%

                             YEAR-END OPTION VALUES

         The following table sets forth certain information as of December 31, 2002 with respect to unexercised options to purchase Wellman Common Stock granted under the Option Plan to the individuals named in the Summary Compensation Table above. No options were exercised in 2002 by such individuals.

                                     NUMBER OF SECURITIES                    VALUE OF
                                    UNDERLYING UNEXERCISED           UNEXERCISED IN-THE-MONEY
                                      OPTIONS AT YEAR-END               OPTIONS AT YEAR-END
                                ------------------------------      ---------------------------
            NAME                EXERCISABLE      UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
            ----                ------------     -------------      -----------   -------------
Thomas M. Duff.............       335,960           163,640         $   195,426     $  130,284
Clifford J. Christenson....       248,360           172,240         $   112,266     $   74,844
John R. Hobson.............       141,440            89,760         $    67,914     $   45,276
Keith R. Phillips..........       138,960            92,640         $    61,446     $   40,964
Joseph C. Tucker...........       111,640            79,760         $    56,364     $   37,576

DIRECTORS' COMPENSATION.

         In 2002, each non-employee director received fees of $35,000 per year, split equally between cash and restricted stock, plus $1,500 for each board or committee meeting attended in person and $750 for each telephonic meeting attended. Each chairperson of the Board committees also received an annual fee of $4,000.

         Each year, each non-employee director also receives options to acquire 1,000 shares of Wellman's Common Stock.

         Employee directors receive no compensation for their Board service.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      EQUITY COMPENSATION PLAN INFORMATION

                                                     (a)                     (b)                       (c)
                                              -----------------       -----------------        --------------------
                                                                                               Number of securities
                                                  Number of                                     remaining available
                                               securities to be           Weighted-             for future issuance
                                                 issued upon          average exercise             under equity
                                                 exercise of             price of               compensation plans
                                                 outstanding            outstanding           (excluding securities
                                              options, warrants       options, warrants        reflected in column
           Plan category                          and rights             and rights                    (a))
           -------------                          ----------             ----------                    ----
Equity compensation
  plans approved by
  security holders.....................           3,665,768               $ 17.59                  1,032,715

Equity compensation
  plans not approved
  by security holders..................                  --                    --                         --

        Total..........................           3,665,768               $ 17.59                  1,032,715
                                                  =========               =======                  =========

Of the 3,665,768 securities to be issued upon exercise of outstanding options, 2,334,636 were options exercisable at December 31, 2002. For additional information concerning our equity compensation plans, see discussion in Note 11 to our consolidated financial statements.

         The following table shows, as of March 31, 2003, our Common Stock owned beneficially by our directors and executive officers and all persons we know to be beneficial owners of more than five percent of our Common Stock. Unless indicated otherwise, all persons have sole voting and investment power over the shares listed. Of our directors and executive officers, only Messrs. Duff and Christenson beneficially own more than one percent of Wellman's outstanding shares of common stock.

                                                          AMOUNT             PERCENTAGE
                                                       BENEFICIALLY           OF COMMON
                  NAME                                   OWNED (1)              STOCK
                  ----                                 ------------          -----------
Wellington Management Company, LLP
75 State Street
Boston, MA  02109(2)                                     2,855,700              8.96%
Dimensional Fund Advisors Inc
1299 Ocean Avenue
Santa Monica, CA  90401(3)                               2,498,100              7.84%
Thomas M. Duff(5)                                          857,133              2.69%
James B. Baker (4)(6)                                       42,505                 -
Clifford J. Christenson(5)                                 403,684              1.27%
Oliver Goldstein(4)                                              -                 -
Richard F. Heitmiller(4)                                    26,748                 -
Gerard J. Kerins(4)                                         10,251                 -
James E. Rogers(4)                                          29,932                 -
Marvin O. Schlanger(4)                                      12,923                 -
Roger A. Vandenberg(4)                                      52,567                 -
John R. Hobson(5)                                          199,983                 -
Keith R. Phillips(5)                                       205,651                 -
Joseph C. Tucker(5)                                        173,669                 -
Ernest Taylor(5)                                           134,716                 -
Mark J. Rosenblum(5)                                       126,991                 -
Michael Dewsbury(5)                                        125,067                 -
Audrey L. Goodman (5)(7)                                    31,839                 -
All Directors and Executive Officers as a Group          2,433,659               7.6%
(16 persons)

(1) "Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. So, for example, a person "beneficially" owns our Common Stock not only if he holds it directly, but also if he indirectly (through a relationship, a position as a director or trustee, or a contract or understanding) has or shares the power to vote the stock, or to sell it, or has the right to acquire it within 60 days.

(2) Wellington Management Company, LLP, an investment advisor registered under the Investment Advisors Act of 1940, has shared voting power over 1,389,500 shares and shared investment power over 2,855,700 shares.

(3) Dimensional Fund Advisors Inc., an investment advisor registered under the Investment Advisors Act of 1940, has sole voting and investment power over the shares listed in its role as investment advisor or manager of various investment companies, commingled group trusts and separate accounts. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of these securities.

(4) The number of shares shown for each non-employee director includes the following shares that may be acquired upon exercise of stock options that were exercisable as of March 31, 2003 or that will become exercisable within 60 days of that date: Mr. Baker, 8,000; Mr. Goldstein, 0; Mr. Heitmiller, 10,000; Mr. Kerins, 3,000; Mr. Rogers, 9,000; Mr. Schlanger, 4,000; and Mr. Vandenberg, 10,000.

The number of shares shown for each non-employee director also includes the following restricted shares that were awarded under the Deferred Compensation and Restricted Stock Plan: Mr. Baker, 31,229; Mr. Goldstein, 0; Mr. Heitmiller, 12,414; Mr. Kerins, 4,251; Mr. Rogers, 15,932; Mr. Schlanger, 5,423; and Mr.
Vandenberg, 38,591.

(5) The number of shares shown for each executive officer includes the following shares that may be acquired upon exercise of stock options that were exercisable as of March 31, 2003 or that will become exercisable within 60 days of that date: Mr. Duff, 397,080; Mr. Christenson, 303,280; Mr. Hobson, 171,320; Mr. Phillips, 168,280; Dr. Tucker, 137,520; Mr. Taylor, 113,080; Mr. Rosenblum, 108,200; Mr. Dewsbury, 95,000; and Ms. Goodman, 28,600.

The number of shares shown for each executive officer also includes the following restricted shares that were acquired under the Deferred Compensation and Restricted Stock Plan: Mr. Duff, 41,348; Mr. Christenson, 38,566; Mr. Hobson, 11,597; Mr. Phillips, 23,936; Dr. Tucker, 19,213; Mr. Taylor, 4,411; Mr.
Rosenblum, 12,109; Mr. Dewsbury, 3,635; and Ms. Goodman, 0.

The number of shares shown for each executive officer also includes the number of shares of our Common Stock beneficially owned indirectly as of March 31, 2003 by such officer in our Employee Stock Ownership Plan and our Retirement Plan, respectively: Mr. Duff, 4,837 and 34,868; Mr. Christenson, 4,736 and 57,102; Mr. Hobson, 5,300 and 11,766; Mr. Phillips, 4,011 and 9,424; Dr. Tucker, 4,990 and 11,055; Mr. Taylor, 4,879 and 7,501; Mr. Rosenblum, 4,976 and 194; Mr. Dewsbury, 4,431 and 17,701; and Ms. Goodman, 2,989 and 0.

(6) Of the shares listed for Mr. Baker, 200 are owned by his wife.

(7) Of the shares listed for Ms. Goodman, 250 are owned by her husband.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For Compensation of directors and officers, see Item 11. "Executive Compensation."

ITEM 14.          CONTROLS AND PROCEDURES

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

ITEM 15.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of Wellman's annual financial statements and for the reviews of the financial statements included in Wellman's Quarterly Reports on Form 10-Q were approximately $645,700 and $545,000 for the years ended December 31, 2002 and 2001, respectively.

AUDIT-RELATED FEES

         The aggregate fees billed by Ernst and Young LLP for audit-related services, which principally include audits of employee benefit plans and accounting consultations, were approximately $182,600 and $120,000 in 2002 and 2001, respectively.

TAX FEES

         The aggregate fees billed by Ernst and Young LLP for tax services, including tax compliance, tax advice, and tax planning, were approximately $366,300 and $200,000 in 2002 and 2001, respectively.

ALL OTHER FEES

         Ernst & Young LLP did not render any services to Wellman in 2002 and 2001 which would be included in this category.

                                     PART IV

ITEM 16.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)1.    Financial Statements

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

EXHIBIT NUMBER                        DESCRIPTION
--------------                        -----------
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

4(e)               Convertible Subordinated Promissory Note dated February 12,
                   2003 (Exhibit 4(e) to the Company's Form 10-K for the year ended December 31, 2002 filed on March 28, 2002, incorporated by reference herein)

4(f) Common Stock Purchase Warrant dated as of February 12, 2003 for the purchase of 1,250,000 shares of common stock (Exhibit
                   4(f) to the Company's Form 10-K for the year ended December
                   31, 2002 filed on March 28, 2002, incorporated by reference herein)

4(g)               Securities Purchase Agreement by and between Wellman, Inc.
                   and Warburg Pincus Private Equity VIII, LP, dated as of
                   February 12, 2003 (Exhibit 4(g) to the Company's Form 10-K for the year ended December 31, 2002 filed on March 28, 2002, incorporated by reference herein)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

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

10(e) Employment Agreement dated as of September 21, 1998 between the Company and Joseph C. Tucker (Exhibit 10(e) of the
                   Company's Form 10-K for the year ended December 31, 2001 incorporated by reference herein)

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

10(o)              Wellman, Inc. Deferred Compensation and Restricted Stock
                   Plan, effective as of February 17, 1998 and as amended as of December 1, 1998 and December 31, 2002 (Exhibit 10(o) to the
                   Company's Form 10-K for the year ended December 31, 2002 filed on March 28, 2002, incorporated by reference herein)

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

21 Subsidiaries (Exhibit 21 to the Company's Form 10-K for the year ended December 31, 2002 filed on March 28, 2002, incorporated by reference herein)

23(a)              Consent of Ernst & Young LLP

23(b)              Consent of KPMG Chartered Accountants, Dublin, Ireland

28(a)              Report of KPMG Chartered Accountants, Dublin, Ireland
                   (Exhibit 28(a) to the Company's Form 10-K for the year ended
                   December 31, 2002 filed on March 28, 2002, incorporated by reference herein)

99.1               Periodic Report Certification of CEO

99.2               Periodic Report Certification of CFO

(b)                Reports on Form 8-K

                   None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2003.

                                                WELLMAN, INC.

                                                /s/ Thomas M. Duff
                                                --------------------------------
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 29, 2003.

         SIGNATURES                                           TITLE
         ----------                                           -----
/s/ Thomas M. Duff                        Chairman, Chief Executive Officer and Director
------------------------------            (Principal Executive Officer)
Thomas M. Duff

/s/ Keith R. Phillips                     Vice President and Chief Financial Officer
------------------------------            (Principal Financial Officer)
Keith R. Phillips

/s/ Mark J. Rosenblum                     Vice President, Chief Accounting Officer and
------------------------------            Controller (Principal Accounting Officer)
Mark J. Rosenblum

/s/ James B. Baker                        Director
------------------------------
James B. Baker

/s/ Clifford J. Christenson               President, Chief Operating Officer and Director
------------------------------
Clifford J. Christenson

/s/ Oliver M. Goldstein                   Director
------------------------------
Oliver M. Goldstein

/s/ Richard F. Heitmiller                 Director
------------------------------
Richard F. Heitmiller

/s/ Gerard J. Kerins                      Director
------------------------------
Gerard J. Kerins

/s/ James E. Rogers                       Director
------------------------------
James E. Rogers

/s/ Marvin O. Schlanger                   Director
------------------------------
Marvin O. Schlanger

/s/ Roger A. Vandenberg                   Director
------------------------------
Roger A. Vandenberg

                                 CERTIFICATIONS

I, Thomas M. Duff, Chief Executive Officer of Wellman, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K/A of Wellman, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date April 29, 2003                             /s/Thomas M. Duff
                                                 -----------------
                                                 Thomas M. Duff
                                                 Chief Executive Officer

                                 CERTIFICATIONS

I, Keith R. Phillips, Chief Financial Officer of Wellman, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K/A of Wellman, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date April 29, 2003                             /s/Keith R. Phillips
                                                --------------------
                                                Keith R. Phillips
                                                Chief Financial Officer