Form 10-Q
period 2003-03-31
WELLMAN INC
filed 2003-05-15
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

As of May 8, 2003, there were 31,884,347 shares of the registrant 's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC. INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations - For the three months ended March 31, 2003 and 2002	3
Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Stockholders ' Equity - For the three months ended March 31, 2003 and the year ended December 31, 2002	5
Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition And Results of Operations	14
ITEM 3 - Quantitative and Qualitative Disclosure of Market Risk	21
ITEM 4 - Controls and Procedures	22
PART II - OTHER INFORMATION
ITEM 1 - Legal Proceedings	23
ITEM 6 - Exhibits and Reports on Form 8-K	25
SIGNATURES	26
CERTIFICATIONS	27

WELLMAN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except per share data)
	Three Months ended March 31,
	2003	2002

Net sales	$ 286,659	$ 239,972
Cost of sales	256,470	213,549
Gross profit	30,189	26,423
Selling, general and administrative expenses	18,428	16,162
Restructuring charges	1,234	--
Operating income	10,527	10,261
Interest expense, net	2,030	2,771
Earnings from continuing operations before income taxes	8,497	7,490
Income taxes	2,804	1,872
Earnings from continuing operations	5,693	5,618
Discontinued operations:
Earnings (loss) from discontinued operations, net of income tax	112	(20,173)
Earnings (loss) before cumulative effect of accounting change	5,805	(14,555)
Cumulative effect of accounting change	--	(197,054)
Net earnings (loss)	$ 5,805 ======	$ (211,609) =======
Basic net earnings (loss) per common share:
Continuing operations	$ 0.18	$ 0.18
Discontinued operations	--	(0.64)
Cumulative effect of accounting change	--	(6.24)
Net earnings (loss)	$ 0.18 =====	$ (6.70) ======
Diluted net earnings (loss) per common share:
Continuing operations	$ 0.18	$ 0.18
Discontinued operations	--	(0.63)
Cumulative effect of accounting change	--	(6.16)
Net earnings (loss)	$ 0.18 =====	$ (6.61) ======
Dividends per common share	$ 0.09 ======	$ 0.09 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	March 31, 2003 (Unaudited)	December 31, 2003 (Note 1)
Assets:
Current assets:
Cash and cash equivalents	$ 3,964	$ --
Accounts receivable, less allowance of $4,555 in 2003 and $7,675 in 2002	110,498	68,762
Inventories	117,358	113,306
Inventories, discontinued operations	--	949
Prepaid expenses and other current assets	4,921	7,245
Total current assets	236,741	190,262
Property, plant and equipment, at cost:
Land, buildings and improvements	154,234	153,700
Machinery and equipment	1,027,021	1,020,401
Construction in progress	8,150	7,564
	1,189,405	1,181,665
Less accumulated depreciation	494,310	480,605
Property, plant and equipment, net	695,095	701,060
Property, plant and equipment discontinued operations, net	--	876
Goodwill, net	36,070	35,041
Other assets, net	38,913	37,971
	$ 1,006,819 ========	$ 965,210 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 80,194	$ 68,671
Accrued liabilities	33,460	29,991
Current portion of long-term debt	88,914	70,405
Other	7,820	9,289
Total current liabilities	210,388	178,356
Long-term debt	166,550	166,504
Deferred income taxes and other liabilities	194,710	193,652
Total liabilities	571,648	538,512
Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 shares authorized, 34,368,809 shares issued in 2003 and 2002	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	248,609	248,499
Accumulated other comprehensive income (loss)	2,186	(3,243)
Retained earnings	233,866	230,932
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	435,171	426,698
	$ 1,006,819 ========	$ 965,210 ========

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued		Paid-In	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Total
(In thousands)
Balance at December 31, 2001	34,335	$ 34	$247,560	$ (22,037)	$ 436,706	$ (49,524)	$ 612,739
Net loss					(194,307)		(194,307)
Currency translation adjustments				21,413			21,413
Minimum pension liability adjustment				(3,751)			(3,751)
Fair value of derivatives				1,132			1,132
Total comprehensive loss							(175,513)
Cash dividends ($0.36 per share)					(11,467)		(11,467)
Exercise of stock options, net	2		15				15
Issuance of restricted stock, net	32		376				376
Amortization of deferred compensation			548				548
Balance at December 31, 2002	34,369	34	248,499	(3,243)	230,932	(49,524)	426,698
Net earnings					5,805		5,805
Currency translation adjustments				5,761			5,761
Fair value of derivatives				(332)			(332)
Total comprehensive income							11,234
Cash dividends ($0.09 per share)					(2,871)		(2,871)
Amortization of deferred compensation			110				110
Balance at March 31, 2003 (unaudited)	34,369 =====	$ 34 ======	$248,609 =======	$2,186 ======	$ 233,866 =======	$ (49,524) ======	$435,171 =======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED) (In thousands)
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$ 5,805	$ (211,609)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	11,477	14,685
Amortization	619	322
Deferred income taxes and other	(379)	(9,509)
Cumulative effect of accounting change	--	197,054
Impairment loss, discontinued operations	--	29,189
Gain on sale of business	(522)	--
Changes in assets and liabilities	(26,064)	2,863

Net cash provided by (used in) operating activities	(9,064)	22,995

Cash flows from investing activities:
Additions to property, plant and equipment	(3,602)	(7,096)
Proceeds from sale of business	1,070	--

Net cash used in investing activities	(2,532)	(7,096)

Cash flows from financing activities:
Borrowings (repayments) under long-term debt, net	18,496	(14,994)
Dividends paid on common stock	(2,871)	(2,861)
Issuance of restricted stock	--	186
Exercise of stock options	--	13

Net cash provided by (used in) financing activities	15,625	(17,656)

Effect of exchange rate changes on cash and cash equivalents	(65)	(57)

Increase (decrease) in cash and cash equivalents	3,964	(1,814)
Cash and cash equivalents at beginning of period	0	1,814
Cash and cash equivalents at end of period	$ 3,964 ======	$ 0 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share data)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc. 's (which, together with its subsidiaries, is herein referred to as the "Company ") annual report on Form 10-K/A for the year ended December 31, 2002.

2.	DISCONTINUED OPERATIONS

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

In June 2002, the Company sold the property, plant and equipment and inventory of its POY business. The aggregate sales price was $1,682 in cash (including the reimbursement of certain business expenses) and the assumption of certain liabilities. The total loss on disposal of the assets of the Company's POY business for the year ended December 31, 2002 was $16,237, net of taxes.

In March 2003, the Company sold the assets of its small recycled fine denier polyester staple fiber business with a manufacturing facility in Marion, South Carolina. The net cash proceeds totaled $1,070. The total loss on disposal of the assets was $4,360, net of taxes. An impairment loss of $4,699, net of taxes, was recorded in the first quarter of 2002. A gain of $339, net of taxes, was recognized during the first quarter of 2003 and included in discontinued operations in the Company's Condensed Consolidated Statement of Operations.

Results for discontinued operations consist of the following:

	Three Months Ended March 31,
	2003	2002

Net sales	$ 713 =====	$ 18,389 =====
Loss from discontinued operations before income tax benefit	$ (350)	$ (1,846)
Income tax benefit	(123)	(646)
Loss from discontinued operations, net	(227)	(1,200)

Gain (loss) on disposal of businesses and impairment charge to record assets at fair value less costs of disposal	522	(29,189)
Income tax expense (benefit)	183	(10,216)
Net gain (loss) on disposal of businesses and impairment loss to record assets at fair value less cost of disposal	339	(18,973)
Net gain (loss) from discontinued operations	$ 112 ======	$ (20,173) ======

3.	INVENTORIES

Inventories related to continuing operations consist of the following:

	March 31, 2003	December 31, 2002
Raw materials	$ 40,106	$ 38,142
Finished and semi-finished goods	69,772	67,286
Supplies	7,480	7,878
	$117,358 =======	$113,306 =======

4.	RESTRUCTURING CHARGES

The Company plans to restructure its operations to reduce costs and improve stockholder returns. In the first quarter of 2003, the FRPG commenced a plan to restructure its operations and accrued one-time termination costs of $1,234 related to approximately 100 employees, of which $1,203 was paid by March 31, 2003. These costs were reflected in operating income in the Company's Condensed Consolidated Statements of Operations. Additional costs are expected during the remainder of 2003. However, the Company is reviewing its processes and organizational structure and has not determined the effect on the organization, including the additional costs to be incurred and the expected savings to be realized.

The following represents changes in the accruals since the plan was adopted:

One-Time Termination Benefits
Initial accrual during the first quarter 2003	$ 1,234
Cash payments	1,203
Accrual balance at March 31, 2003	$ 31 =====

5.	NET EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per common share for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Numerator for basic and diluted net earnings (loss) per common share:
Earnings from continuing operations	$ 5,693	$ 5,618
Earnings (loss) from discontinued operations	112	(20,173)
Cumulative effect of accounting change	--	(197,054)
Net earnings (loss)	$ 5,805 ========	$ (211,609) ========
Denominator:
Denominator for basic net earnings (loss) per common share - weighted-average shares	31,578	31,578
Effect of dilutive securities:
Employee stock options and restricted stock	353	425
Denominator for diluted net earnings (loss) per common share-adjusted weighted average shares	31,931 ======	32,003 ======

6.	STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, any difference between the exercise price of the Company's employee stock options and the market price of the underlying stock on the date of grant is recognized as compensation expense over the vesting period of the options. The alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models for determining compensation expense. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Three Months ended March 31,
	2003	2002

Net earnings (loss), as reported	$ 5,805	$ (211,609)

Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	76	76

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(540)	(533)

Pro forma net earnings (loss)	$ 5,341 ======	$ (212,066) =======

Earnings (loss) per share:
Basic - as reported	$ 0.18	$ (6.70)
Basic - pro forma	$ 0.17	$ (6.72)

Diluted - as reported	$ 0.18	$ (6.61)
Diluted - pro forma	$ 0.17	$ (6.63)

7.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including legal proceedings, environmental liabilities, letters of credit, commitments relating to certain state incentives, raw material purchase commitments, and various operating commitments, including operating lease commitments.

The Company 's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company 's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $5,700 and $20,200 on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $9,257 and $9,250 at March 31, 2003 and December 31, 2002, respectively, which are reflected as other noncurrent liabilities in the Company 's Condensed Consolidated Balance Sheets. These accruals represent management 's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6,175 to $16,550. These non-capital and capital expenditures are expected to be incurred during the next 10 to 20 years. The Company believes that it is entitled to recover a portion of these expenditures under indemnification agreements.

The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on the Company's consolidated financial results in a future reporting period. However, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations, financial position, or liquidity.

The following represents changes in the accrued undiscounted liabilities for environmental remediation costs:

	Three Months Ended March 31,
(in thousands)	2003	2002

Balance at beginning of period	$ 9,250	$ 10,462
Changes in remediation costs	73	--
Expenditures	(73)	(89)
Foreign currency translation adjustments	7	(2)
Balance at end of period	$ 9,257 ======	$ 10,371 =======

There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During the three months ending March 31, 2003 and 2002, the Company recognized grant income of approximately $1,500 and $1,500, respectively. The Company had deferred grant income of $0 and $1,500 at March 31, 2003 and December 31, 2002, respectively. The deferred income is included in other current liabilities in the Company's Condensed Consolidated Balance Sheets at December 31, 2002.

In January 2001, the Company received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. The Company cooperated and continues to cooperate with the investigation by producing documents in response to this subpoena. In September 2002, the U.S. Department of Justice announced the indictment of a former sales manager of one of the Company's competitors for conspiring to fix prices and allocate customers for polyester staple fiber beginning in September 1999 and ending in January 2001. On October 31, 2002, the U.S. Department of Justice announced that it was filing informations against another competitor and one of its former officers as a result of their agreement to plead guilty to participating in a conspiracy to fix prices and allocate customers in the polyester staple fiber industry. Neither the Company nor any of its employees has been charged with any wrongdoing, and the Company vehemently denies that it or any of its employees have engaged in price fixing or customer allocation.

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

The producers of polyester staple fiber, including the Company, may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. Furthermore, the federal grand jury investigation is ongoing and additional indictments may result. The Company intends to vigorously defend against the civil claims and any civil or criminal claims or proceedings that may be brought against it in the future.

Because of the early stage and complexity of the U.S. Department of Justice investigation and the related civil claims, the Company has not formed an opinion about whether these proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

In addition to the U.S. Department of Justice investigation and related civil claims, the Company has been named in various other claims and actions arising in the ordinary course of business. With respect to these claims and actions arising in the ordinary course of its business, the Company does not believe these will have a material adverse effect, and may have no effect at all, on its consolidated financial position or results of operations.

8.	FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME (LOSS)

The financial statements of foreign subsidiaries have been translated into U.S. dollar equivalents in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from period to period have been reported in other comprehensive income (loss). The effect on the Condensed Consolidated Statements of Operations of transaction gains and losses is insignificant for all periods presented.

Accumulated other comprehensive income (loss) is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Total comprehensive income (loss) was $11,234 and $(213,175) for the three months ended March 31, 2003 and 2002, respectively.

9.	SEGMENT INFORMATION

The Company's operations are classified into two reportable operating segments: the Packaging Products Group (PPG) and Fibers and Recycled Products Group (FRPG).

The PPG manufactures:

  solid-stated PET resin for use in the manufacture of soft drink bottles and other food and beverage packaging,
  EcoClear® PET resin, utilizing post-consumer beverage bottles to meet customers' recycled content PET resin requirements, and amorphous resin for solid-stating (a process which upgrades and purifies the resin) and, to a lesser extent, for sale to external customers.

The FRPG manufactures:

  chemical-based polyester staple fibers for use in apparel, non-wovens, home products, and industrial products, recycled-based polyester and nylon staple fibers for use in furniture, pillows, comforters, industrial products, carpets and rugs, and recycled-based polyester and nylon engineering resins for use in the injection molding industry.

Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization expenses in a manner consistent with how it allocates charges in its Management Incentive Compensation Plan for the Executive Group. Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data. The accounting policies are the same as those described in the Company 's annual report on Form 10-K/A for the year ended December 31, 2002.

As discussed in note 2, the Company sold the assets of its small recycled fine denier polyester staple fiber business during the first quarter of 2003 and its POY business during the second quarter of 2002. These assets, which were previously reported as part of the Company's FRPG, were reported as discontinued operations in the Company's financial statements.

Three months ended March 31, 2003	Packaging Products Group	Fibers and Recycled Products Group	Total
Revenues	$166,433	$120,226	$ 286,659
Segment profit (loss)	13,525	(2,998)	10,527
Assets	437,738	513,133	950,871
Three months ended March 31, 2002
Revenues	$122,846	$117,126	$ 239,972
Segment profit (loss)	11,267	(1,006)	10,261
Assets	395,686	528,292	923,978

Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
Segment Profit	2003	2002
Total for reportable segments	$ 10,527	$ 10,261
Interest expense, net	(2,030)	(2,771)
Earnings from continuing operations before income taxes	$ 8,497 ========	$ 7,490 ========
Assets
Total for reportable segments	$ 950,871	$ 923,978
Corporate assets (1)	55,948	58,586
	$ 1,006,819 ========	$ 982,564 ========
(1)		Corporate assets include prepaid expenses, construction in progress, assets of the discontinued operations, and other assets not allocated to the segments.

ITEM 2.	MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

We are principally engaged in the manufacture and marketing of PermaClear® and EcoClear® brand PET resins and high-quality polyester products, including Fortrel® brand polyester fibers. We believe we are the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At March 31, 2003, we had annual operating capacity to manufacture approximately 1.4 billion pounds of PET resins and 0.9 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe. For additional information, see "Discontinued Operations" below for information concerning businesses discontinued in the first quarter 2002.

Our operations are classified into two reportable operating segments: the Packaging Products Group (or PPG) and the Fibers and Recycled Products Group (or FRPG). Our PermaClear® PET and HP® resins are produced by the PPG from purified terephtalic acid (PTA) and monoethylene glycol (MEG), and EcoClear® PET resins are produced from a combination of chemical and post-consumer recycled raw materials. These resins are primarily used in the manufacture of plastic soft drink bottles and other food and beverage packaging. The FRPG produces Fortrel® and other fibers, which are primarily used in apparel, non-wovens, home products, and industrial products. These fibers are also produced from PTA and MEG. In addition, Fortrel® and other polyester and nylon for use primarily in furniture, pillows, comforters, industrial products, carpets and rugs, are manufactured from recycled PET raw materials and other post-consumer and post-industrial materials.

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

Our profitability is primarily determined by our raw material margins, which is the difference between product selling prices and raw material costs. Both PET resin and fiber raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A $.01 change in raw material margin on approximately 2.0 billion pounds of resin and fiber volume results in an annual change of approximately $20.0 million in pretax income. See "Outlook" below for information on expected changes in raw material prices.

Selling prices and raw material costs each may be affected by actions of our competitors, global economic and market conditions, export and import activity, and the prices of competing materials.

Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations.

PRIVATE EQUITY INVESTMENT

In February 2003, we announced that we entered into an agreement with Warburg Pincus VIII, L.P. ("Warburg Pincus VIII"), a global private equity firm, to sell up to $125.4 million of perpetual convertible preferred stock. With the signing of this agreement, Warburg Pincus VIII invested $20.0 million in the form of a convertible subordinated note that will be automatically converted into preferred stock upon satisfaction of certain conditions. Proceeds from the transaction will be used primarily to pay down existing debt.

We recognized that substantial amounts of our debt and other obligations would be maturing on or before July 31, 2004 and that the financial markets may continue to be volatile. As a result of an evaluation of our refinancing alternatives by financial advisors that began in April 2002, management and the board concluded that a private equity investment was needed to strengthen our balance sheet and improve our liquidity. After conducting a vigorous, competitive auction process, we entered into a non-binding letter of intent on November 4, 2002 with Warburg Pincus VIII that provided the basic economic framework for and the material terms of an investment valued at $11.25 per share for the initial portion of their investment and $11.25 per share, or if lower, 110% of the volume-weighted average closing price of our common stock over a specified 20 trading day period for the balance of their investment. The $11.25 per share price represented a $0.59 (5.5%) premium over the closing price of our common stock on that date. After the completion of due diligence and documentation, we entered into a definitive securities purchase agreement with Warburg Pincus VIII on February 12, 2003 on substantially the same terms agreed to in the letter of intent providing for the issuance of convertible notes in an aggregate initial principal amount of up to $49.95 million, up to 5,000,000 shares of our Series A preferred stock, 6,700,000 shares of our Series B preferred stock and warrants to purchase 2,500,000 shares of common stock for up to $125.4 million in cash (exclusive of the exercise price of the warrants). Upon consummation of the transaction, which is subject to stockholder approval, and assuming exercise of all warrants by Warburg Pincus VIII for cash, Warburg Pincus VIII will own approximately 30% of our outstanding voting securities. This amount is subject to increase under certain conditions to a maximum of approximately 49% of our outstanding common stock during the next five years.

At the time of signing the agreement, we issued to Warburg Pincus VIII the initial warrant to purchase 1,250,000 shares of our common stock at an exercise price of $11.25 per share, subject to certain termination provisions, and Warburg Pincus VIII purchased a note in an initial principal amount of $20 million at par. In addition, we appointed Oliver Goldstein, a vice president of Warburg Pincus LLC, to our board as a designee of Warburg Pincus VIII. When certain conditions are met, including stockholder approval of the transaction, and our obtaining a new $175 million senior revolving credit facility, the following will occur:

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

If stockholder approval and other conditions are not met, the preferred stock and, subject to certain exceptions, the additional warrant will not be issued to Warburg Pincus VIII. In such case, subject to certain conditions, including our obtaining a new $150 million senior revolving credit facility, Warburg Pincus VIII will purchase an additional note in the initial principal amount of $29.95 million at par and a second director designated by Warburg Pincus VIII will be appointed to our board. The resulting $49.95 million in initial aggregate principal amount of the notes then outstanding, by their terms, will not be convertible into Series A preferred stock but will instead be convertible only into our common stock at a conversion price of $11.25 per share. Warburg Pincus VIII will continue to hold the initial warrant. The amount of common stock issuable upon conversion or exercise of the $49.95 million in initial principal amount of notes and the warrants would be limited to 19.99% of the common stock outstanding on February 12, 2003.

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

This quarterly report on Form 10-Q is not a solicitation of votes for the transactions referred to above. Such solicitation will occur by way of a proxy statement related to the special meeting of stockholders that will be held to consider approval of the transactions.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. These variable interest entities are commonly referred to as special-purpose entities or off-balance sheet financings. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

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

DISCONTINUED OPERATIONS

In March 2002, we adopted a plan to sell our POY business and our small-recycled textile polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. These businesses are reported as discontinued operations in our financial statements.

In June 2002, we sold the property, plant and equipment and inventory of our POY business. The aggregate sales price was $1.7 million in cash (including the reimbursement of certain business expenses) and the assumption of certain liabilities. The total loss on disposal of the assets of our POY business for the year ended December 31, 2002 was $16.2 million, net of taxes.

In March 2003, we sold the assets of our small recycled fine denier polyester staple fiber business with a manufacturing facility in Marion, South Carolina. The net cash proceeds totaled $1.1 million. The total loss on disposal of the assets was $4.4 million, net of taxes. An impairment loss of $4.7 million, net of taxes, was recorded in the first quarter of 2002. A gain of $0.3 million, net of taxes, was recognized during the first quarter of 2003 and included in discontinued operations in our Condensed Consolidated Statements of Operations.

For additional information on discontinued operations, see note 2 to the Condensed Consolidated Financial Statements.

IDLE ASSETS

We completed the construction of our Pearl River facility in 2000. This facility consists of two resin lines and one staple fiber line. In December 2000, we idled the staple fiber line because of the expected over-supply of polyester staple fiber in the United States in 2001. Since this line is depreciated using the units of production depreciation method, no depreciation expense has been charged with respect to this line since December 2000. It has a net book value of approximately $192.0 million at March 31, 2003. In June 2002, Wellman announced plans to modify the polyester fiber line to enable it to produce either solid stated PET resin or polyester fiber. This will allow us to take advantage of the expected growth in the PET resins industry, while maintaining our ability to respond to future fiber needs. In December 2002, we announced plans to delay the modification originally scheduled to begin in the first quarter 2004 until we are able to improve the project's economic return.

We performed an impairment analysis of the Pearl River facility in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 and determined that the assets were not impaired. Our analysis demonstrated that we had no impairment because this facility is expected to generate sufficient cash flow during its useful life provided our average margins do not decline by more than 33%. We expect the currently idled assets at this facility to begin generating additional cash flows beginning in early 2005. Our analysis assumed a minimum operating rate of 85% of stated annual production capacity.

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

Our critical accounting policies are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in our annual report on Form 10-K/A for the year ended December 31, 2002.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Total net sales from continuing operations for the three months ended March 31, 2003 increased $46.7 million, or 19.5%, to $286.7 million from $240.0 million for the corresponding period in 2002 due to the following:

	PPG	FRPG	TOTAL
Sales volumes	$ 24.1	$ (4.2)	$ 19.9
Foreign currency translation	3.4	5.3	8.7
Net selling prices	16.1	2.0	18.1
	$ 43.6 ======	$ 3.1 ======	$ 46.7 ======

Total cost of sales from continuing operations for the three months ended March 31, 2003 increased $42.9 million, or 20.1%, to $256.5 million from $213.5 million for the corresponding period in 2002 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$ 34.3	$ (0.2)	$ 34.1
Plant added costs	3.8	(2.5)	1.3
Foreign currency translation	2.6	4.9	7.5
	$ 40.7 ======	$ 2.2 ======	$ 42.9 ======

Higher raw material costs were the result of higher production volumes and increased unit costs due to crude oil and natural gas costs. Plant costs were higher in the aggregate as a result of higher production levels, but were lower on a unit-cost basis.

As a result of the foregoing, gross profit increased $3.8 million, or 14.3%, to $30.2 million in the 2003 period compared to $26.4 million in the 2002 period. The gross profit margin was 10.5% in the 2003 period compared to 11.0% in the 2002 period.

Selling, general and administrative expenses were $18.4 million, or 6.4% of net sales, in the 2003 period compared to $16.2 million, or 6.7% of net sales, in the 2002 period. The increase was due primarily to increased selling costs related to our new fiber initiatives ($1.0 million) and continued strengthening of the Euro ($0.5 million).

During the first quarter of 2003, we adopted a plan to restructure our operations to reduce costs and improve stockholder returns. We paid one-time termination costs of $1.2 million in the first quarter of 2003.

As a result of the foregoing, we reported operating income of $10.5 million in the 2003 period compared to $10.3 million in the 2002 period.

Net interest expense was $2.0 million in the 2003 period compared to $2.8 million in the 2002 period. The decrease is due to a lower average debt balance and lower average interest rates during the 2003 period.

Our effective tax rate for the three months ended March 31, 2003 on income from continuing operations was 33.0% compared to 25.0% for the three months ended March 31, 2002. The principal item affecting our rate was foreign earnings, which are taxed at rates lower than U.S. rates.

As a result of the foregoing, net earnings from continuing operations were $5.7 million, or $0.18 per diluted share, for the 2003 period, compared to $5.6 million, or $0.18 per diluted share, for the 2002 period.

We reported net earnings from discontinued operations of $0.1 million for the 2003 period, compared to a net loss from discontinued operations of $20.2 million for the 2002 period. In March 2003, we sold the assets of our small recycled fine denier polyester staple fiber business with a manufacturing facility in Marion, South Carolina. The net cash proceeds totaled $1.1 million. The total loss on disposal of the assets was $4.4 million, net of taxes. An impairment loss of $4.7 million, net of taxes, was recorded in the first quarter of 2002. A gain of $0.3 million, net of taxes, was recognized during the first quarter of 2003 and included in discontinued operations in the Company's Condensed Consolidated Statements of Operations. For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations" and note 2 to the Condensed Consolidated Financial Statements.

As required by SFAS No. 142, we completed our initial assessment of goodwill using the two-step approach described in the Statement and determined that the goodwill related to FRPG was impaired. As a result, the carrying value of this goodwill was reduced by $197.1 million to its implied value. The reduction was recorded as a cumulative effect of accounting change in our first quarter 2002 financial statements.

As a result of the foregoing, we reported net earnings of $5.8 million, or $0.18 per diluted share, for the three months ended March 31, 2003, compared to a net loss of $211.6 million, or $6.61 per diluted share, for the three months ended March 31, 2002.

OUTLOOK

The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

In June 2003, we expect to convene a Special Stockholders Meeting to seek approval for the previously announced private equity investment that will permit the issuance and sale of up to $125.4 million of preferred stock and warrants to Warburg Pincus VIII. This investment requires stockholder approval and our entering into a new 3-year senior revolving credit facility for at least $175 million that retires our existing $275 million senior revolving credit facility.

We expect volatile raw material conditions for the remainder of 2003. Our recent domestic PET resins price announcements include an announced selling price increase of $0.08 per pound effective April 1, 2003 and a decrease of $0.05 per pound effective May 1, 2003. We also announced selling price increases in our polyester staple fiber business of 11% to 14% effective April, 2003. These price changes generally reflect changes in raw material prices for these businesses. Given the competitive nature of our business and other market influences, there can be no assurance that these increases will occur as announced.

There are significant increases in PET resin supply projected in the NAFTA region for the second half of 2003 and capacity is expected to increase more than demand. This may result in lower capacity utilization in the second half of 2003 compared to first half of 2003. Industry information indicates higher capacity utilization in 2004 as demand grows faster than capacity.

We expect the poor economic conditions in the domestic fibers market to continue since imports throughout the textile chain, especially from China, continue to adversely impact this market.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operations, including both continuing and discontinued operations, was $9.1 million for the three months ended March 31, 2003, compared to net cash provided by operations of $23.0 million for the three months ended March 31, 2002. The change is primarily due to higher accounts receivable and inventories, offset in part by higher accounts payable and accrued liabilities. The increase in accounts receivable is due primarily to higher volumes in our PPG and increased selling prices in both the PPG and the FRPG.

Net cash used in investing activities amounted to $2.5 million for the three months ended March 31, 2003, compared to $7.1 million for the three months ended March 31, 2002. Capital expenditures were $3.6 million in 2003 compared to $7.1 million in 2002.

Net cash provided by financing activities amounted to $15.6 million for the three months ended March 31, 2003, compared to net cash used in financing activities of $17.7 million for the three months ended March 31, 2002. We had net borrowings of $18.5 million for the three months ended March 31, 2003, compared to net repayments of $15.0 million for the three months ended March 31, 2002. The net borrowings during the first quarter 2003 included borrowings of $58.5 million under our Revolving Credit Facility and uncommitted lines of credit and $20 million from the sale of a convertible subordinated note due in February 2009 all netted against a repayment of a $50 million private placement to Prudential Insurance Company on its scheduled maturity date and a prepayment of approximately $10 million in Industrial Revenue Development Bonds that was required as a result of the March 2003 sale of our Marion facility.

In January 2003, Moody's Investors Service lowered our credit rating to a Ba2 with a stable outlook. As a result, we are currently rated below investment grade by both Moody's and Standard & Poor's. In February, after the announcement of the private equity investment, Standard & Poor's improved our rating from BB+ with a negative outlook to BB+ with a stable outlook.

For additional information concerning our capital resources and liquidity, including descriptions of our debt facilities, available funding, other commitments and contractual obligations, see Tables I and II in Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our annual report on Form 10-K/A for the year ended December 31, 2002. These tables include commitments and other contractual obligations, including those with unconsolidated entities or financial partnerships (variable interest entities). In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" that establishes new criteria for determining if variable interest entities should be consolidated. For additional information, including the impact on our Consolidated Financial Statements, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Accounting Pronouncements." Historically, we have been able to pay, renew or refinance these contractual obligations in advance of their termination dates and expect to maintain this ability for the foreseeable future. See "Forward-Looking Statements; Risk and Uncertainties."

At March 31, 2003, we were in compliance with our debt covenants and expect to remain in compliance for the foreseeable future. However, if current business conditions deteriorate or certain events occur (including those set forth in "Forward Looking Statements, Risks and Uncertainties" below), we may breach these covenants, in which case substantially all of our contractual obligations would immediately become due and payable. If this occurred, there is not certainty that these obligations could be refinanced. If these obligations were refinanced under those circumstances, there is a high probability that we would incur increased costs and some or all of the contractual obligations would be classified as debt on our balance sheet.

The financial resources available to us at March 31, 2003 included $251.0 million under our revolving credit facility and unused short-term uncommitted lines of credit, and internally generated funds. Based on our debt level as of March 31, 2003, we could have had an average of approximately $274.5 million of additional debt outstanding during the year without amending the terms of our debt agreements. Our current financing sources are primarily dependent on the bank and commercial paper markets since these are the lowest cost funds available. The availability and cost of these funds can change in a short period of time for a variety of reasons. As a result, we cannot be sure that low cost financing will continue to be available to us. However, we believe our financial resources will be sufficient to meet our foreseeable needs for working capital, capital expenditures and dividends. In addition, we have entered into an agreement to sell up to $125.4 million of perpetual convertible preferred stock to Warburg Pincus VIII. For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Private Equity Investment."

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

For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K/A for the year ended December 31, 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

For information about our derivative financial instruments, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk" of our Form 10-K/A for the year ended December 31, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Based on an evaluation of the effectiveness of the Company's disclosure controls and procedures as of May 14, 2003, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures, as defined in Rules 13a--14(c) and 15d -- 14(c) promulgated under the Securities Exchange Act of 1934, are effective.

(b)

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2001, we received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. We have cooperated and continue to cooperate with the investigation by producing documents in response to this subpoena. In September 2002 the U.S. Department of Justice announced the indictment of a former sales manager of one of our competitors for conspiring to fix prices and allocate customers for polyester staple fiber beginning in September 1999 and ending in January 2001. On October 31, 2002, the U.S. Department of Justice announced that it was filing informations against another competitor and one of its former officers as a result of their agreement to plead guilty to participating in a conspiracy to fix prices and allocate customers in the polyester staple fiber industry. Neither we nor any of our employees have been charged with any wrongdoing, and we vehemently deny that we or any of our employees have engaged in price fixing or customer allocation.

Following the disclosure of the investigation, the indictment of a competitor's employee and the informations and guilty pleas of another competitor and its employee, the producers of polyester staple fiber, including Wellman, have been named in various civil actions asserting claims substantially based on the indictment and informations. These proceedings are summarized below.

Wellman and certain other companies have been named as defendants in nineteen federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. In seventeen of the cases, the plaintiff purports to represent a class of all persons who directly purchased polyester staple fiber and were similarly affected by such alleged conduct. Two of the cases are brought by plaintiffs who do not purport to represent a class. All of the federal plaintiffs seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. The federal suits are pending in the U.S. District Court for the Northern District of California, U.S. District Court for the District of New Jersey, U.S. District Court for the Middle District of North Carolina, U.S. District Court for the Western District of North Carolina and U.S. District Court for the District of South Carolina. The Judicial Panel on Multi-District Litigation ruled on April 22, 2003to transfer all the federal cases to the Western District of North Carolina for coordinated or consolidated pretrial proceedings.

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

Recently, Wellman and certain other companies were named in an action filed in the Superior Court of Justice for Ontario, Canada, by a plaintiff purporting to represent a class of direct and indirect purchasers of polyester staple fiber. This complaint asserts claims under Canadian law. It contains three counts that ask for compensatory damages of Cdn. $50 million each. The extent to which these three counts are duplicative and overlapping is unclear. The complaint also contains one count asking for punitive damages of Cdn. $10 million.

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

99.1	Periodic Report Certification of CEO.
99.2	Periodic Report Certification of CFO.
(b) Reports on Form 8-K.
(1)	The Company filed a Form 8-K dated January 8, 2003 for the purpose of disclosing that Moody's Investors Services announced that it downgraded its ratings of Wellman, Inc.
(2)

The Company filed a Form 8-K dated February 12, 2003 for the purpose of disclosing that the Company had entered into an agreement to sell up to $125.4 million of perpetual convertible preferred stock to Warburg Pincus, a global private equity firm. In addition, the Company filed as an exhibit to the Form 8-K a press release reporting its financial results for the quarter and year ended December 31, 2002.

(3)

The Company filed a Form 8-K dated February 27, 2003 for the purpose of disclosing that Company and Wachovia Bank, N.A., formerly known as First Union National Bank, as Rights Agent, entered into Amendment No.1 to the Rights Agreement, amending Wellman's Rights Agreement, dated as of August 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 14, 2003	WELLMAN, INC By /s/ Keith R. Phillips________________________ Chief Financial Officer and Vice President (Principal Financial Officer)
Dated May 14, 2003	By /s/ Mark J. Rosenblum_______________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Thomas M. Duff, Chief Executive Officer of Wellman, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wellman, Inc.;
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

Date May 14, 2003	/s/Thomas M. Duff Thomas M. Duff Chief Executive Officer

________________________________________________________________________________________

CERTIFICATIONS

I, Keith R. Phillips, Chief Financial Officer of Wellman, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wellman, Inc.;
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

Date May 14, 2003	/s/Keith R. Phillips Keith R. Phillips Chief Financial Officer