Form 10-Q
period 2003-06-30
WELLMAN INC
filed 2003-08-14
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No------

As of August 4, 2003, there were 31,889,147 shares of the registrant's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.

INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Condensed Consolidated Statements of Operations - For the three and six months ended June 30, 2003 and 2002	3
Condensed Consolidated Balance Sheets - June 30, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Stockholders ' Equity - For the six months ended June 30, 2003 and the year ended December 31, 2002	5
Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3 - Quantitative and Qualitative Disclosure of Market Risk	29
ITEM 4 - Controls and Procedures	29
PART II - OTHER INFORMATION
ITEM 1 - Legal Proceedings	30
ITEM 2 - Changes in Securities and Use of Proceeds	31
ITEM 4 - Submission of Matters to a Vote of Security Holders	32
ITEM 6 - Exhibits and Reports on Form 8-K	33
SIGNATURES	34

ITEM 1.	FINANCIAL STATEMENTS
WELLMAN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$284,607	$268,026	$571,266	$507,998
Cost of sales	261,321	229,767	517,791	443,316
Gross profit	23,286	38,259	53,475	64,682
Selling, general and administrative expenses	19,165	18,284	37,476	34,329
Restructuring charges	86	--	1,320	--
Amortization of deferred compensation	1,263	158	1,380	275
Operating income	2,772	19,817	13,299	30,078
Interest expense, net	2,322	2,292	4,352	5,063
Earnings from continuing operations before income taxes	450	17,525	8,947	25,015
Income taxes	149	4,756	2,953	6,628
Earnings from continuing operations	301	12,769	5,994	18,387
Discontinued operations:
Earnings (loss) from discontinued operations, net of income tax	--	(3,398)	112	(23,571)
Earnings (loss) before cumulative effect of accounting change	301	9,371	6,106	(5,184)
Cumulative effect of accounting change	--	--	--	(197,054)
Net earnings (loss)	$ 301 =======	$ 9,371 =======	$ 6,106 =======	$(202,238) =======
Net earnings (loss) available to common stockholders:
Net earnings (loss)	$ 301	$ 9,371	$ 6,106	$(202,238)
Accretion of preferred stock	(120)	--	(120)	--
Net earnings (loss) available to common stockholders	$ 181 =======	$ 9,371 =======	$ 5,986 =======	$(202,238) =======
Basic net earnings (loss) per common share:
Net earnings available to common stockholders from continuing operations	$ 0.01	$ 0.40	$ 0.19	$ 0.58
Net loss available to common stockholders from discontinued operations	--	(0.11)	--	(0.75)
Cumulative effect of accounting change	--	--	--	(6.23)
Net earnings (loss) available to common stockholders	$ 0.01 =======	$ 0.29 =======	$ 0.19 =======	$ (6.40) ======
Diluted net earnings (loss) per common share:
Net earnings available to common stockholders from continuing operations	$ 0.01	$ 0.40	$ 0.19	$ 0.57
Net loss available to common stockholders from discontinued operations	--	(0.11)	--	(0.73)
Cumulative effect of accounting change	--	--	--	(6.15)
Net earnings (loss) available to common stockholders	$ 0.01 =======	$ 0.29 ======	$ 0.19 =======	$ (6.31) ======
Dividends per common share	$ 0.09 ======	$ 0.09 ======	$ 0.18 ======	$ 0.18 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
	June 30,	December 31,
	2003	2002
	(Unaudited)	(Note 1)
Assets:
Current assets:
Cash and cash equivalents	$ --	$ --
Accounts receivable, less allowance of $2,867 in 2003 and $7,675 in 2002	108,106	68,762
Inventories	129,971	113,306
Inventories, discontinued operations	--	949
Prepaid expenses and other current assets	15,129	7,245
Total current assets	253,206	190,262
Property, plant and equipment, at cost:
Land, buildings and improvements	155,181	153,700
Machinery and equipment	1,033,638	1,020,401
Construction in progress	8,227	7,564
	1,197,046	1,181,665
Less accumulated depreciation	508,659	480,605
Property, plant and equipment, net	688,387	701,060
Property, plant and equipment discontinued operations, net	--	876
Goodwill, net	36,091	35,041
Other assets, net	64,639	37,971
	$ 1,042,323 ========	$ 965,210 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 68,833	$ 68,671
Accrued liabilities	24,237	29,991
Current portion of long-term debt	--	70,405
Other	7,516	9,289
Total current liabilities	100,586	178,356
Long-term debt	166,749	166,504
Deferred income taxes and other liabilities	214,828	193,652
Total liabilities	482,163	538,512
Stockholders' equity:
Series A preferred stock, $.001 par value, 5,000,000 shares authorized in 2003, 4,502,143 shares issued and outstanding	48,742	--
Series B preferred stock, $.001 par value, 6,700,000 shares authorized, issued and outstanding in 2003	72,515	--
Class A common stock, $0.001 par value; 100,000,000 shares authorized in 2003 and 55,000,000 in 2002; 34,389,147 shares issued in 2003 and 34,368,809 in 2002	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	241,035	248,499
Common stock warrants	4,888	--
Accumulated other comprehensive income (loss)	11,292	(3,243)
Retained earnings	231,178	230,932
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	560,160	426,698
	$ 1,042,323 ========	$ 965,210 ========

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Preferred Stock Issued		Series B Preferred Stock Issued		Class A Common Stock Issued		Paid-In	Common Stock	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income (Loss)	Earnings	Stock	Total
(In thousands)
Balance at December 31, 2001					34,335	$34	$247,560		$(22,037)	$436,706	$(49,524)	$612,739
Net loss										(194,307)		(194,307)
Currency translation adjustments									21,413			21,413
Minimum pension liability adjustment									(3,751)			(3,751)
Fair value of derivatives									1,132			1,132
Total comprehensive loss												(175,513)
Cash dividends ($0.36 per share)										(11,467)		(11,467)
Exercise of stock options, net					2		15					15
Issuance of restricted stock, net					32		376					376
Amortization of deferred compensation	_____	_____	_____	______	_____	______	548	______	_______	________	_______	548
Balance at December 31, 2002					34,369	34	248,499		(3,243)	230,932	(49,524)	426,698
Net earnings										6,106		6,106
Currency translation adjustments									14,309			14,309
Fair value of derivatives									226			226
Total comprehensive income												20,641
Cash dividends ($0.18 per share)										(5,740)		(5,740)
Issuance of Series A preferred stock	4,502	48,694										48,694
Issuance of Series B preferred stock			6,700	72,443								72,443
Equity transaction costs							(9,094)					(9,094)
Accretion of preferred stock		48		72						(120)		--
Exercise of stock options, net					5		46					46
Issuance of restricted stock, net					15		204					204
Amortization of deferred compensation							1,380					1,380
Issuance of common stock warrants	____	____	____	______	_____	______	_______	4,888	_______	________	_______	4,888
Balance at June 30, 2003 (unaudited)	4,502 =====	$48,742 =====	6,700 ====	$72,515 ======	34,389 =====	$ 34 ======	$241,035 ======	$4,888 ======	$ 11,292 =====	$231,178 =======	$(49,524) ======	$560,160 =======

See Notes to Condensed Consolidated Financial Statements.
WELLMAN, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited) (In thousands)
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$ 6,106	$ (202,238)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	23,086	29,316
Amortization	2,078	691
Deferred income taxes and other	(5,055)	10,403
Cumulative effect of accounting change	--	197,054
Impairment loss, discontinued operations	--	29,407
Loss (gain) on sale of business	(522)	2,701
Changes in assets and liabilities	(53,601)	4,518

Net cash provided by (used in) operating activities	(27,908)	71,852

Cash flows from investing activities:
Additions to property, plant and equipment	(6,067)	(9,823)
Proceeds from sale of business	1,070	1,505

Net cash used in investing activities	(4,997)	(8,318)

Cash flows from financing activities:
Repayments of debt, net	(71,530)	(60,043)
Dividends paid on common stock	(5,740)	(5,733)
Issuance of restricted stock	204	392
Exercise of stock options	46	21
Issuance of preferred stock (Series A & B) and warrants	126,025	--
Debt and equity issuance costs	(16,015)	--

Net cash provided by (used in) financing activities	32,990	(65,363)

Effect of exchange rate changes on cash and cash equivalents	(85)	15

Increase (decrease) in cash and cash equivalents	--	(1,814)
Cash and cash equivalents at beginning of period	--	1,814
Cash and cash equivalents at end of period	$ 0 ======	$ 0 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information for the three and six months ended June 30, 2003 and 2002 is unaudited) (In thousands, except per share data)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc.'s (which, together with its subsidiaries, is herein referred to as the "Company") annual report on Form 10-K/A for the year ended December 31, 2002.

2.	PRIVATE EQUITY INVESTMENT

On June 27, 2003, the Company received from Warburg Pincus Private Equity VIII, L.P. ("Warburg Pincus VIII"), a global private equity fund, $126,025 in proceeds from the issuance of 11,202,143 shares of perpetual convertible preferred stock (the Preferred Stock) and two warrants to acquire a total of 2,500,000 shares of Wellman common stock that vested on that date. Based on the price of similar third-party warrants as determined by investment bankers, the Company valued the preferred stock at $121,137 and the warrants at $4,888. Proceeds from this transaction were used primarily to pay down existing debt.

The Company entered into a definitive securities purchase agreement with Warburg Pincus VIII on February 12, 2003, that provided for the issuance of these securities. Upon execution of the securities purchase agreement, Warburg Pincus VIII invested $20,000 in a convertible subordinated note. From the date of its issuance, the note accrued $649 of interest, and both the note and the accrued interest were converted into preferred stock on June 27, 2003.

The initial liquidation preference of the Preferred Stock is $126,025 and this will increase by 8.5% per year compounded quarterly for the first five years unless: the Company's consolidated net income for 24 consecutive quarters (excluding any changes in accounting principle after September 30, 2002, any beneficial conversion charges and any preferred stock dividends) is greater than $160,000. If that occurs, the accretion rate will become 7.25% and the holders of the Preferred Stock will participate with the common stock dividend. After the fifth anniversary, the holders of the Preferred Stock will be able to elect to receive cash dividends or continue to increase their liquidation preference. The liquidation preference will increase to 8.75% per year compounded quarterly at that time. If the holders of the Preferred Stock are not participating in the common stock dividend, or if the common stock dividend is less than $0.045 per share per quarter, then the liquidation preference will increase to 10% per year compounded quarterly. The Preferred Stock is also entitled to participate in any extraordinary dividends, and if there is a change of control within the first five years, then the liquidation preference of the Preferred Stock is adjusted as if it had been owned for five years.

The initial liquidation preference of the Preferred Stock is $11.25 per share. The conversion price will be reduced on the fourth anniversary of the issuance of the Preferred Stock if the volume-weighted average price of the Company's common stock for the immediately preceding 60 consecutive trading days does not equal or exceed $23.00. The reduction will be equal to the excess of $23.00 over such average prices, but the conversion price will not be reduced by more than $4.50. The liquidation preference is subject to adjustment upon a change in control within five years of the issuance of the preferred stock. The Company can require conversion of the preferred stock at any time after the fifth anniversary of the preferred stock if the closing price of its common stock exceeds 125% of the conversion price ($11.25 per share) for 30 consecutive trading days.

One warrant to purchase 1,250,000 shares of the Company's common stock expires on February 12, 2010 and another similar warrant to purchase the same number of shares expires on June 27, 2010.

As a result of this investment, assuming exercise of all warrants for cash, Warburg Pincus VIII owns approximately 26% of the Company's outstanding voting securities on an as-converted basis and has the right to appoint two members (20%) of the Company's Board of Directors. This amount is subject to increase under certain conditions to a maximum of approximately 49% of the Company's outstanding common stock during the next five years.

The Preferred Stock was initially reflected on the financial statements of the Company at its liquidation value of $121,137, which is a discount of $4,888 from its initial liquidation value of $126,025. Since, at the end of the seventh year, the holders of the Preferred Stock can require the Company to remarket the Preferred Stock by increasing its dividend rate until its market value is its liquidation value, the discount will be accreted and recorded as a reduction of earnings available to common stockholders ratably for a period of seven years from the date of issuance. The warrants are immediately included in the computation of diluted earnings per share using the treasury stock method, and therefore become dilutive only when the market price of the Company's common stock is above their exercise price.

The initial convertible subordinated investment of $20,000 was issued with a conversion price per share less than the closing price of the Company's common stock at the date of issuance. As a result, the Company incurred a non-cash beneficial conversion feature amount ("BCF") of $1,867 in connection with the issuance of the note that was converted to Preferred Stock. This is the difference between the market price of the Company's common stock on the date of issuance and the conversion price on that date multiplied by the number of shares issued as if the note were converted on that date. Since the note was converted to Preferred Stock, the BCF will be recorded as a non-cash reduction of earnings available to common stockholders when the Preferred Stock becomes convertible into common stock. The Company also incurred a BCF of $2,359 as a result of issuing 9,366,667 shares of Preferred Stock since the effective conversion price, after adjusting for the value assigned to the warrants, was less than the market price on the date of issuance. This amount will result in a non-cash reduction of earnings available to common stockholders when the Preferred Stock becomes convertible into common stock.

3.	DISCONTINUED OPERATIONS

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

In March 2002, the Company adopted a plan to sell its partially oriented yarn (POY) business and its small recycled fine denier polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. These businesses were reported as discontinued operations in the Company's financial statements.

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

Results for discontinued operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$ -- ==	$9,020 =====	$713 ===	$27,409 =====
Loss from discontinued operations before income tax benefit		$(2,309)	$(350)	$(4,155)
Income tax benefit	--	(807)	(123)	(1,454)
Loss from discontinued operations, net	--	(1,502)	(227)	(2,701)

Gain (loss) on disposal of businesses and impairment charge to record assets at fair value less costs of disposal	--	(2,919)	522	(32,108)
Income tax expense (benefit)	--	(1,023)	183	(11,238)
Net gain (loss) on disposal of businesses and impairment loss to record assets at fair value less costs of disposal	--	(1,896)	339	(20,870)
Net gain (loss) from discontinued operations	$ -- ==	$(3,398) ======	$112 ===	$(23,571) ======
4.	IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 or (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary which is the company subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or an other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. These variable interest entities are commonly referred to as special-purpose entities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

During 1999, the Company sold certain production equipment to a trust in connection with a sale and leaseback transaction. The lease has been classified as an operating lease. The lease, which expires in July 2004, contains purchase and lease renewal options at projected future fair market values and has a residual value guarantee. In June 2003, the Company amended its sale and leaseback transaction, with substantially similar terms, such that the lessor is a voting interest entity.

The Company has one joint venture that is immaterial on a consolidated basis with total assets of approximately $200 at June 30, 2003 that is expected to be consolidated under FIN 46. The adoption of FIN 46 is not expected to have a significant impact on the Company's financial statements.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires certain guarantees to be recorded at fair value upon origination versus when a loss becomes probable. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had a significant impact on the Company's financial statements.

5.	CURRENT ASSETS

Changes in the Company's allowance for doubtful account receivables consist of the following:

	Six Months Ended June 30,
	2003	2002

Balance at beginning of period	$ 7,675	$ 3,871
Additional accrual	133	153
Write-offs of accounts receivable, net	(4,989)	(58)
Currency translation adjustments	48	51
Balance at end of period	$ 2,867 ======	$ 4,017 =======

On July 30, 2003, Pillowtex Corporation, a customer of the Fibers and Recycled Products Group, filed for Chapter 11 bankruptcy protection under U.S. law. The Company has collected all of its trade receivables from Pillowtex Corporation related to sales through June 30, 2003. The Company does not expect the bankruptcy of this customer to have a material adverse effect.

Inventories, continuing operations, consist of the following:

	June 30,	December 31,
	2003	2002
Raw materials	$ 36,893	$ 38,142
Finished and semi-finished goods	84,627	67,286
Supplies	8,451	7,878
	$129,971 =======	$113,306 =======

6.	RESTRUCTURING CHARGES

The Company plans to continue to restructure its operations to reduce costs and improve stockholder returns. In the first half of 2003, the FRPG commenced a plan to restructure its operations and recorded termination costs of $1,320 related to approximately 107 employees, of which $1,234 was paid by June 30, 2003. These costs were reflected in operating income in the Company's Condensed Consolidated Statements of Operations. Additional costs are expected during the remainder of 2003. However, the Company is reviewing its processes and organizational structure and has not determined the effect on the organization, including the additional costs to be incurred and the expected savings to be realized.

The following represents changes in the accruals since the plan was adopted:

Termination Costs
Accruals during the first half of 2003	$ 1,320
Cash payments	(1,234)
Accrual balance at June 30, 2003	$ 86 ======

7.	NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted net earnings (loss) available to common stockholders per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator for basic and diluted net earnings (loss) available to common stockholders per common share:
Net earnings available to common stockholders from continuing operations	$ 181	$ 12,769	$ 5,874	$ 18,387
Net earnings (loss) available to common stockholders from discontinued operations	--	(3,398)	112	(23,571)
Cumulative effect of accounting change	--	--	--	(197,054)
Net earnings (loss) available to common stockholders	$ 181 ======	$ 9,371 ======	$ 5,986 ======	$(202,238) =======

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Denominator:
Denominator for basic net earnings (loss) available to common stockholders per common share - weighted average shares	31,578	31,580	31,578	31,579
Effect of dilutive securities:
Employee stock options and restricted stock	365	498	359	461
Denominator for diluted net earnings (loss) available to common stockholders per common share - adjusted weighted average shares	31,943 =====	32,078 =====	31,937 =====	32,040 =====

The Preferred Stock will not be included in computing the weighted average shares of common stock outstanding unless the Preferred Stock is convertible into common stock. The Preferred Stock would be convertible during the following time periods upon the occurrence of the specified events:

  If, during the first four years after the issuance of the Preferred Stock, the volume weighted average price of the common stock for the immediately preceding 60 days is greater than $23.
  If, after the fourth anniversary of the issuance of the Preferred Stock, the highest market price of the common stock at any time is over 110% of the market price of the common stock on one of the last twenty trading days before the fourth anniversary of the issuance of the Preferred Stock (such day selected by the holders of the Preferred Stock).
  At any time, the sum of (a) the Company's publicly reported net earnings from continuing operations plus (b) 65% of the sum of the depreciation and amortization divided by (c) the diluted weighted average common shares outstanding is less than $1.50.
  At any time the Company incurs extraordinary charges in a calendar year that are expected to result in total cash payments of more than $50,000.
  At any time the Company enters into a Change of Control.
  At any time, for the period the Company's Board of Directors waives the restriction and allows conversion of the Preferred Stock.
8.	BORROWING ARRANGEMENTS

In June 2003, the Company refinanced its $275,000 unsecured senior revolving credit facility. The new $275,000 three-year facility (the "Credit Facility"), which matures in June 2006, has no scheduled principal payments.

The Company's financing arrangements contain normal financial and restrictive covenants. The most restrictive of these financial covenants permits a maximum debt to earnings before interest, taxes, depreciation and amortization , all as defined in the loan agreement, ("EBITDA") ratio of 3.5 times, reducing to 3.0 times beginning the quarter ending June 30, 2004, and requires EBITDA to exceed 3.5 times interest expense. Other covenants include a minimum trailing four-quarter EBITDA of $75,000 through December 31, 2003, maximum leverage ratio of 55% and total indebtedness limitations. The Company is in compliance with these covenants. If the Company has not received an investment grade rating from Standard & Poor's and Moody's before March 31, 2004, it expects to provide a security interest in substantially all of its domestic assets to its senior lenders.

The Company has elected to redeem $40,180 of its Industrial Revenue Development Bonds on August 18, 2003. Financing for this redemption will be provided by cash from operations and the Credit Facility.

9.	STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, any difference between the exercise price of the Company's employee stock options and the market price of the underlying stock on the date of grant is recognized as compensation expense over the vesting period of the options. The alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models for determining compensation expense. The following table illustrates the effect on net earnings (loss) available to common stockholders and net earnings (loss) available to common stockholders per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings (loss) available to common stockholders, as reported	$ 181	$ 9,371	$ 5,986	$(202,238)

Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	849	115	925	202

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,764)	(554)	(5,304)	(1,087)

Pro forma net earnings (loss) available to common stockholders	$ (3,734) ======	$ 8,932 =======	$ 1,607 ======	$(203,123) ========

Net Earnings (loss) available to common stockholders per share
Basic - as reported	$ 0.01	$ 0.29	$ 0.19	$ (6.40)
Basic - pro forma	$ (0.12)	$ 0.28	$ 0.05	$ (6.43)

Diluted - as reported	$ 0.01	$ 0.29	$ 0.19	$ (6.31)
Diluted - pro forma	$ (0.12)	$ 0.28	$ 0.05	$ (6.34)

In June 2003, the Company recognized all of the remaining deferred compensation associated with its employee stock options. In accordance with the change in control provisions of the Company's stock option plans, the stock options became fully vested in June 2003 as a result of the private equity investment. For additional information on the private equity investment, see note 2.

10.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including legal proceedings, environmental liabilities, letters of credit, raw material purchase commitments, and various operating commitments, including operating lease commitments. For additional information concerning the Company's commitments and contingent liabilities, see note 15 in the Company's annual report on Form 10-K/A for the year ended December 31, 2002. During the second quarter of 2003, the Company recorded approximately $1,160 of income as a result of reducing an accrued liability related to a legal claim from 1997.

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $[5,700] and $[25,200]. In connection with these expenditures, the Company has accrued undiscounted liabilities of $7,744 and $9,250 at June 30, 2003 and December 31, 2002, respectively, which are reflected as other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $[6,175] to $[16,550]. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years.

The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on the Company's consolidated financial results in a future reporting period. However, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations, financial position, or liquidity.

The following represents changes in the accrued undiscounted liabilities for environmental remediation costs:

	Six Months Ended June 30,
(in thousands)	2003	2002

Balance at beginning of period	$ 9,250	$ 10,462
Changes in estimates of remediation costs	(1,377)	--
Expenditures	(147)	(258)
Foreign currency translation adjustments	18	20
Balance at end of period	$ 7,744 ======	$ 10,224 =======

The changes in estimates of remediation costs during 2003 are the result of more current information related to groundwater contamination.

There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During the six months ending June 30, 2003 and 2002, the Company recognized grant income of approximately $1,500 and $3,000, respectively. The Company had deferred grant income of $0 and $1,500 at June 30, 2003 and December 31, 2002, respectively. The deferred income is included in other current liabilities in the Company's Condensed Consolidated Balance Sheets at December 31, 2002.

In January 2001, the Company received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. The Company cooperated and continues to cooperate with the investigation by producing documents in response to this subpoena. In September 2002, the U.S. Department of Justice announced the indictment of a former sales manager of one of the Company's competitors for conspiring to fix prices and allocate customers for polyester staple fiber beginning in September 1999 and ending in January 2001. On October 31, 2002, the U.S. Department of Justice announced that it was filing informations against another competitor and one of its former employees as a result of their agreement to plead guilty to participating in a conspiracy to fix prices and allocate customers in the polyester staple fiber industry. Neither the Company nor any of its employees has been charged with any wrongdoing, and the Company vehemently denies that it or any of its employees have engaged in price fixing or customer allocation.

Following the disclosure of the investigation, the indictment of a competitor's employee and the informations and guilty pleas of another competitor and its employee, the Company, along with certain other companies, has been named as a defendant in 68 actions brought by direct and indirect purchasers of polyester staple fiber for violations of antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act, state antitrust, state unfair competition and/or Canadian antitrust laws. Some of these actions seek certification of a class including all persons who directly or indirectly purchased polyester staple fiber similarly affected by such alleged conduct. The plaintiffs in most cases seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief.

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

11.	FOREIGN CURRENCY TRANSLATION AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

Accumulated other comprehensive income (loss) is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $9,407 and 25,086 for the three months ended June 30, 2003 and 2002, respectively, and $20,641 and ($188,089) for the six months ended June 30, 2003 and 2002, respectively.

12.	SEGMENT INFORMATION

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

The FRPG manufactures:

  chemical-based polyester staple fibers for use in apparel, non-wovens, home products and industrial products, and recycled-based polyester and nylon staple fibers for use in furniture, pillows, comforters, industrial products, carpets and rugs, and recycled-based polyester and nylon engineering resins for use in the injection molding industry.

Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization expenses in a manner consistent with how it allocates charges in its Management Incentive Compensation Plan for the Executive Group. Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data. The accounting policies are the same as those described in the Company's annual report on Form 10-K/A for the year ended December 31, 2002.

As discussed in note 3, the Company sold the assets of its small recycled fine denier polyester staple fiber business during the first quarter of 2003 and its POY business during the second quarter of 2002. These assets, which were previously reported as part of the Company's FRPG, were reported as discontinued operations in the Company's financial statements.

Three months ended June 30, 2003	Packaging Products Group	Fibers and Recycled Products Group	Total
Revenues	$165,982	$118,625	$284,607
Segment profit (loss)	6,675	(3,903)	2,772
Assets	433,865	520,465	954,330
Three months ended June 30, 2002
Revenues	$138,350	$129,676	$268,026
Segment profit	16,987	2,830	19,817
Assets	395,552	530,675	926,227
Six months ended June 30, 2003
Revenues	$332,415	$238,851	$571,266
Segment profit (loss)	20,200	(6,901)	13,299
Six months ended June 30, 2002
Revenues	$261,196	$246,802	$507,998
Segment profit	28,831	1,247	30,078

Following are the reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended June 30,	Six Months Ended June 30,
Segment Profit	2003	2002	2003	2002
Total for reportable segments	$ 2,772	$ 19,817	$ 13,299	$ 30,078
Interest expense, net	(2,322)	(2,292)	(4,352)	(5,063)
Earnings from continuing operations before income taxes	$ 450 =======	$ 17,525 =======	$ 8,947 =======	$ 25,015 =======
Assets
Total for reportable segments	$ 954,330	$ 926,227
Corporate assets(1)	87,993	57,673
	$ 1,042,323 ========	$ 983,900 ========
(1)		Corporate assets include prepaid expenses, construction in progress, assets of the discontinued operations, and other assets not allocated to the segments.

ITEM 2.	WELLMAN, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

We are principally engaged in the manufacture and marketing of PermaClear® and EcoClear® brand PET (polyethylene terephthalate) packaging resins and high-quality polyester products, including Fortrel® brand polyester fibers. We believe we are the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At June 30, 2003, we had annual operating capacity to manufacture approximately 1.4 billion pounds of PET resins and 0.9 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe. For additional information, see "Discontinued Operations" below for information concerning businesses discontinued in the first quarter 2002.

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

Demand for both North American and global PET resins continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET. Demand for polyester fiber historically has been cyclical. It is subject to changes in consumer preferences and spending, retail sales patterns, and fiber and textile product imports. Imports of products throughout the textile chain continue to impact the United States fiber markets, resulting in a downward trend for polyester fiber consumption, adversely affecting our profitability.

Our profitability is primarily determined by our raw material margins, which are the difference between product selling prices and raw material costs. Both PET resin and fiber raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A $.01 change in raw material margin on approximately 2.0 billion pounds of resin and fiber volume results in an annual change of approximately $20.0 million in pretax income. See "Outlook" below for information on expected changes in raw material prices.

Selling prices and raw material costs each may be affected by actions of our competitors, global economic and market conditions, export and import activity, and the prices of competing materials.

Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations.

RECENT DEVELOPMENTS

PRIVATE EQUITY INVESTMENT

On June 27, 2003, we received from Warburg Pincus Private Equity VIII, L.P. ("Warburg Pincus VIII"), a global private equity fund, $126.0 million in proceeds from the issuance of 11,202,143 shares of perpetual convertible preferred stock (the Preferred Stock) and two warrants to acquire a total of 2,500,000 shares of our common stock that vested on that date. Based on the price of similar third-party warrants as determined by investment bankers, we valued the preferred stock at $121.1 million and the warrants at $4.9 million. Proceeds from this transaction were used primarily to pay down existing debt.

We entered into a definitive securities purchase agreement with Warburg Pincus VIII on February 12, 2003, that provided for the issuance of these securities. Upon execution of the securities purchase agreement, Warburg Pincus VIII invested $20.0 million in a convertible subordinated note. From the date of its issuance, the note accrued $0.6 million of interest, and both the note and the accrued interest were converted into preferred stock on June 27, 2003.

The initial liquidation preference of the Preferred Stock is $126.0 million and this will increase by 8.5% per year compounded quarterly for the first five years unless: our consolidated net income for 24 consecutive quarters (excluding any changes in accounting principle after September 30, 2002, any beneficial conversion charges and any preferred stock dividends) is greater than $160.0 million. If that occurs, the accretion rate will become 7.25% and the holders of the Preferred Stock will participate with the common stock dividend. After the fifth anniversary, the holders of the Preferred Stock will be able to elect to receive cash dividends or continue to increase their liquidation preference. The liquidation preference will increase to 8.75% per year compounded quarterly at that time. If the holders of the Preferred Stock are not participating in the common stock dividend, or if the common stock dividend is less than $0.045 per share per quarter, then the liquidation preference will increase to 10% per year compounded quarterly. The Preferred Stock is also entitled to participate in any extraordinary dividends, and if there is a change of control within the first five years, then the liquidation preference of the Preferred Stock is adjusted as if it had been owned for five years.

The initial liquidation preference of the Preferred Stock is $11.25 per share. The conversion price will be reduced on the fourth anniversary of the issuance of the Preferred Stock if the volume-weighted average price of our common stock for the immediately preceding 60 consecutive trading days does not equal or exceed $23.00. The reduction will be equal to the excess of $23.00 over such average prices, but the conversion price will not be reduced by more than $4.50. The liquidation preference is subject to adjustment upon a change in control within five years of the issuance of the preferred stock. We can require conversion of the preferred stock at any time after the fifth anniversary of the preferred stock if the closing price of our common stock exceeds 125% of the conversion price ($11.25 per share) for 30 consecutive trading days.

One warrant to purchase 1,250,000 shares of our common stock expires on February 12, 2010 and another similar warrant to purchase the same number of shares expires on June 27, 2010.

As a result of this investment, assuming exercise of all warrants for cash, Warburg Pincus VIII owns approximately 26% of our outstanding voting securities on an as-converted basis and has the right to appoint two members (20%) of our Board of Directors. This amount is subject to increase under certain conditions to a maximum of approximately 49% of our outstanding common stock during the next five years.

The Preferred Stock was initially reflected on our financial statements at its liquidation value of $121.1 million, which is a discount of $4.9 million from its initial liquidation value of $126.0 million. Since, at the end of the seventh year, the holders of the Preferred Stock can require us to remarket the Preferred Stock by increasing its dividend rate until its market value is its liquidation value, the discount will be accreted and recorded as a reduction of earnings available to common stockholders ratably for a period of seven years from the date of issuance. The warrants are immediately included in the computation of diluted earnings per share using the treasury stock method, and therefore become dilutive only when the market price of our common stock is above their exercise price.

The initial convertible subordinated investment of $20.0 million was issued with a conversion price per share less than the closing price of our common stock at the date of issuance. As a result, we incurred a non-cash beneficial conversion feature amount ("BCF") of $1.9 million in connection with the issuance of the note that was converted to Preferred Stock. This is the difference between the market price of our common stock on the date of issuance and the conversion price on that date multiplied by the number of shares issued as if the note were converted on that date. Since the note was converted to Preferred Stock, the BCF will be recorded as a non-cash reduction of earnings available to common stockholders when the Preferred Stock becomes convertible into common stock. We also incurred a BCF of $2.4 million as a result of issuing 9,366,667 shares of Preferred Stock since the effective conversion price, after adjusting for the value assigned to the warrants, was less than the market price on the date of issuance. This amount will result in a non-cash reduction of earnings available to common stockholders when the Preferred Stock becomes convertible into common stock.

OTHER COST REDUCTIONS

On July 24, 2003, we announced reductions in compensation and benefit costs. This action was in response to reduced profitability as a result of increased raw material costs, recent declines in PET resin prices, and continuing declines in the fiber business. These compensation and benefit reductions are being implemented at all levels of the Company, including senior management. These reductions will be implemented during the third quarter of 2003.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary which is the company subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. These variable interest entities are commonly referred to as special-purpose entities The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

During 1999, we sold certain production equipment to a trust in connection with a sale and leaseback transaction. The lease has been classified as an operating lease. The lease, which expires in July 2004, contains purchase and lease renewal options at projected future fair market values and has a residual value guarantee. In June 2003, we amended our sale and leaseback transaction, with substantially similar terms, such that the lessor is a voting interest entity.

We have one joint venture that is immaterial on a consolidated basis with total assets of approximately $200 at June 30, 2003 that is expected to be consolidated under FIN 46. The adoption of FIN 46 is not expected to have a significant impact on our financial statements.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires certain guarantees to be recorded at fair value upon origination versus when a loss becomes probable. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had a significant impact on our financial statements.

DISCONTINUED OPERATIONS

In March 2002, we adopted a plan to sell our POY business and our small recycled fine denier polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. These businesses are reported as discontinued operations in our financial statements.

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

For additional information on discontinued operations, see note 3 to the Condensed Consolidated Financial Statements.

IDLE ASSETS

We completed the construction of our Pearl River facility in 2000. This facility consists of two resin lines and one staple fiber line. In December 2000, we idled the staple fiber line because of the expected over-supply of polyester staple fiber in the United States. Since this line is depreciated using the units of production depreciation method, no depreciation expense has been charged with respect to this line since December 2000. It has a net book value of approximately $192.0 million at June 30, 2003. In June 2002, Wellman announced plans to modify the polyester fiber line to enable it to produce either solid stated PET resin or polyester fiber. This will allow us to take advantage of the expected growth in the PET resins industry, while maintaining our ability to respond to future fiber needs. In December 2002, we announced plans to delay the modification originally scheduled to begin in the first quarter 2003 until we are able to improve the project's economic return.

We performed an impairment analysis of the Pearl River facility in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 and determined that the assets were not impaired. Our analysis demonstrated that we had no impairment because this facility is expected to generate sufficient cash flow during its useful life provided our future average margins do not decline by more than 23% from our average margins in the prior four quarters. We expect the currently idled assets at this facility to begin generating additional cash flows beginning in early 2005. Our analysis assumed a minimum operating rate of 85% of stated annual production capacity.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Total net sales from continuing operations for the three months ended June 30, 2003 increased $16.6 million, or 6.2%, to $284.6 million from $268.0 million for the corresponding period in 2002 due to the following:

	PPG	FRPG	TOTAL
Net selling prices	$ 18.9	$ 5.1	$ 24.0
Sales volumes	5.8	(21.2)	(15.4)
Foreign currency translation	3.0	5.0	8.0
	$ 27.7 ====	$ (11.1) ====	$ 16.6 ====

Total cost of sales from continuing operations for the three months ended June 30, 2003 increased $31.5 million, or 13.7%, to $261.3 million from $229.8 million for the corresponding period in 2002 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$ 30.8	$ (0.9)	$ 29.9
Plant added costs	4.2	(9.5)	(5.3)
Foreign currency translation	3.0	3.9	6.9
	$ 38.0 ====	$ (6.5) ====	$ 31.5 ====

Higher raw material costs for the PPG were the result of increased unit costs due to temporary supply pressures and higher crude oil and natural gas costs. The FRPG experienced the same higher unit costs for raw materials, but this effect was more than offset by lower production volumes. Total plant costs for the FRPG were lower as a result of lower production levels.

As a result of the foregoing, gross profit decreased $14.9 million, or 39.1%, to $23.3 million in the 2003 period compared to $38.3 million in the 2002 period. The gross profit margin was 8.2% in the 2003 period compared to 14.3% in the 2002 period.

Selling, general and administrative expenses were $19.2 million, or 6.7% of net sales, in the 2003 period compared to $18.3 million, or 6.8% of net sales, in the 2002 period.

We recorded amortization of deferred compensation of $1.3 million in the 2003 period primarily due to the accelerated vesting of outstanding stock options as a result of the change in control provisions included in our stock option plans, which were triggered by the private equity investment. For additional information on the private equity investment, see "Private Equity Investment" above.

During the first quarter of 2003, we adopted a plan to restructure our operations to reduce costs and improve stockholder returns. We expensed termination costs of $.09 million in the second quarter of 2003. Additional costs are expected during the remainder of 2003. However, we are reviewing our processes and organizational structure and have not determined the effect on our organization, including additional costs to be incurred and the expected savings to be realized.

As a result of the foregoing, we reported operating income of $2.8 million in the 2003 period compared to $19.8 million in the 2002 period.

Net interest expense was $2.3 million in both the 2003 and 2002 periods.

Our effective tax rate for the three months ended June 30, 2003 on income from continuing operations was 33.0% compared to 27.1% for the three months ended June 30, 2002. The principal item affecting our rate was foreign earnings, which are taxed at rates lower than U.S. rates.

As a result of the private equity investment, we recorded accretion of preferred stock liquidation preference and of discount related the valuation of the common stock warrants of $0.1 million in the second quarter of 2003. For additional information on the preferred stock investment, see "Private Equity Investment" above.

As a result of the foregoing, net earnings available to common stockholders from continuing operations were $0.2 million, or $0.01 per diluted share, for the 2003 period, compared to $12.8 million, or $0.40 per diluted share, for the 2002 period.

We reported a net loss available to common stockholders from discontinued operations of $3.4 million, or $0.11 per diluted share, for the three months ended June 30, 2002. In March 2002, we adopted a plan to sell our partially oriented yarn (POY) business, which was sold in June 2002, and our small recycled fine denier polyester staple fiber business, which was sold in March 2003. For additional information, see "Discontinued Operations" above and note 3 to the Condensed Consolidated Financial Statements.

As a result of the foregoing, we reported net earnings available to common stockholders of $0.2 million, or $0.01 per diluted share, for the three months ended June 30, 2003, compared to $9.4 million, or $0.29 per diluted share, for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Total net sales from continuing operations for the six months ended June 30, 2003 increased $63.3 million, or 12.4%, to $571.3 million from $508.0 million for the corresponding period in 2002 due to the following:

	PPG	FRPG	TOTAL
Net selling prices	$ 35.0	$ 7.1	$ 42.1
Sales volumes	29.9	(25.4)	4.5
Foreign currency translation	6.4	10.3	16.7
	$ 71.3 ====	$ (8.0) ====	$ 63.3 ====

Total cost of sales from continuing operations for the six months ended June 30, 2003 increased $74.5 million, or 16.8%, to $517.8 million from $443.3 million for the corresponding period in 2002 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$ 65.1	$ (1.1)	$ 64.0
Plant added costs	8.1	(12.0)	(3.9)
Foreign currency translation	5.6	8.8	14.4
	$ 78.8 ====	$ (4.3) ====	$ 74.5 ====

Higher raw material costs for the PPG were the result of increased unit costs due to temporary supply pressures and higher crude oil and natural gas costs. The FRPG experienced the same higher unit costs for raw materials, but this effect was more than offset by lower production volumes. Total plant costs for the FRPG were lower as a result of lower production levels.

As a result of the foregoing, gross profit decreased $11.2 million, or 17.3%, to $53.5 million in the 2003 period compared to $64.7 million in the 2002 period. The gross profit margin was 9.4% in the 2003 period compared to 12.7% in the 2002 period.

Selling, general and administrative expenses were $37.5 million, or 6.6% of net sales, in the 2003 period compared to $34.3 million, or 6.8% of net sales, in the 2002 period. The increase was due primarily to higher professional fees principally related to the on-going Department of Justice investigation of the staple fiber industry ($1.4 million), consultant fees associated with our on-going cost reduction program ($0.6 million) and increased selling costs related to our new fiber initiatives ($0.6 million).

We recorded amortization of deferred compensation of $1.4 million in the 2003 period primarily due to the accelerated vesting of outstanding stock options as a result of the change in control provisions included in our stock option plans, which were triggered by the private equity investment. For additional information on the private equity investment, see "Private Equity Investment" above.

During the first quarter of 2003, we adopted a plan to restructure our operations to reduce costs and improve stockholder returns. We expensed termination costs of $1.3 million in the first half of 2003. Additional costs are expected during the remainder of 2003. However, we are reviewing our processes and organizational structure and have not determined the effect on our organization, including additional costs to be incurred and the expected savings to be realized.

As a result of the foregoing, we reported operating income of $13.3 million in the 2003 period compared to $30.1 million in the 2002 period.

Net interest expense was $4.4 million in the 2003 period compared to $5.1 million in the 2002 period. The decrease is due to a lower average debt balance and lower average interest rates during the 2003 period.

Our effective tax rate for the six months ended June 30, 2003 on income from continuing operations was 33.0% compared to 26.5% for the six months ended June 30, 2002. The principal item affecting our rate was foreign earnings, which are taxed at rates lower than U.S. rates.

As a result of the private equity investment, we recorded accretion of preferred stock liquidation preference and of discount related the valuation of the common stock warrants of $0.1 million in 2003. For additional information on the preferred stock investment, see "Private Equity Investment" above.

As a result of the foregoing, net earnings available to common stockholders from continuing operations were $5.9 million, or $0.19 per diluted share, for the 2003 period, compared to $18.4 million, or $0.57 per diluted share, for the 2002 period.

We reported net earnings available to common stockholders from discontinued operations of $0.1 million, or $0.0 per diluted share, for the 2003 period, compared to a net loss of $23.6 million, or $0.73 per diluted share, for the 2002 period. In March 2003, we sold the assets of our small recycled fine denier polyester staple fiber business with a manufacturing facility in Marion, South Carolina. The net cash proceeds totaled $1.1 million. The total loss on disposal of the assets was $4.4 million, net of taxes. An impairment loss of $4.7 million, net of taxes, was recorded in the first quarter of 2002. A gain of $0.3 million, net of taxes, was recognized during the first quarter of 2003 and included in discontinued operations in our Condensed Consolidated Statements of Operations. The net loss available to common stockholders from discontinued operations in the 2002 period included a write-down of net assets to fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 of $19.0 million, net of taxes. On June 18, 2002, we sold our POY business and reported a loss on disposal. For additional information, see "Discontinued Operations" above and note 3 to the Condensed Consolidated Financial Statements.

As required by SFAS No. 142, we completed our initial assessment of goodwill using the two-step approach described in the Statement and determined that the goodwill related to the FRPG was impaired. As a result, the carrying value of this goodwill was reduced by $197.1 million to its implied fair value. The reduction was recorded as a cumulative effect of accounting change in our first quarter 2002 financial statements.

As a result of the foregoing, we reported net earnings available to common stockholders of $6.0 million, or $0.19 per diluted share, for the six months ended June 30, 2003, compared to a net loss available to common stockholders of $202.2 million, or $6.31 per diluted share, for the six months ended June 30, 2002.

OUTLOOK

The following statements are forward-looking and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

We do not expect profitability in the second half of 2003 to significantly improve over the first half of 2003. In response to a challenging business environment, we have initiated immediate cost reduction measures, which we expect will result in cost savings beginning in the third quarter of 2003. We expect volatile raw material costs to continue for the remainder of 2003, which could impact our profitability. However, we do expect our results to improve in 2004, when the capacity utilization for PET resins in North America improves.

We expect a slight decline in our PET resins volumes in the second half of 2003 from first half 2003 levels. We have announced a selling price increase of five cents per pound effective September 1, 2003 in our domestic PET resins business. However, given the competitive nature of our business there is no assurance that the selling price increase will be attained or will be maintained.

We believe the PET resins margins will improve starting in 2004. Despite a significant increase in PET resins industry capacity in the NAFTA market in 2003, projected demand growth should result in an improved capacity utilization of supply/demand balance in 2004. This could lead to improved profitability. However, given the competitive nature of our business, there is no assurance that this will occur.

In the second half 2003 we expect a small improvement in fibers volumes compared to the first half 2003. Our domestic polyester staple fiber business continues to be negatively impacted by imports throughout the textile chain. Imports from Asia, particularly China, continue to take share-of-market from domestic fabric and garment manufacturers.

We issued $126.0 million in preferred stock on June 27, 2003. The preferred stock is expected to accrete at 8.5% for the first four years. The accretion increases the amount of common stock that the preferred stockholder receives when the preferred stock is converted to common stock. It does not reduce our cash flow; however, under generally accepted accounting principles, it does reduce earnings available for common stockholders.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operations, including both continuing and discontinued operations, was $27.9 million for the six months ended June 30, 2003, compared to net cash provided by operations of $71.9 million for the six months ended June 30, 2002. The change is primarily due to higher accounts receivable and inventories. The increase in accounts receivable is due primarily to higher volumes in our PPG and increased net selling prices in both the PPG and the FRPG, and a reduction in the amounts utilized under our asset securitization agreement.

Net cash used in investing activities amounted to $5.0 million for the six months ended June 30, 2003, compared to $8.3 million for the six months ended June 30, 2002. Capital expenditures were $6.1 million in 2003 compared to $9.8 million in 2002.

Net cash provided by financing activities amounted to $33.0 million for the six months ended June 30, 2003, compared to net cash used in financing activities of $65.4 million for the six months ended June 30, 2002. We had net repayments under long-term debt of $71.5 million for the six months ended June 30, 2003, compared to repayments of $60.0 million for the six months ended June 30, 2002. We received proceeds of $126.0 million from the sale of preferred stock and issuance of common stock warrants which were used primarily to pay down existing debt. For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Private Equity Investment". During the first quarter of 2003, we repaid a $50.0 million private placement to Prudential Insurance Company on its scheduled maturity date and prepaid approximately $10.0 million in Industrial Revenue Development Bonds that was required as a result of the March 2003 sale of our Marion facility.

In June 2003, we refinanced our $275.0 million unsecured senior revolving credit facility. The new $275.0 million three-year revolving credit facility (the "Credit Facility"), which matures in June 2006, has no scheduled principal repayments.

The Credit Facility contains normal financial and restrictive covenants. The most restrictive of these financial covenants permits a maximum debt to earnings before interest, taxes, depreciation and amortization, all as defined in the loan agreement ("EBITDA") ratio of 3.5 times, reducing to 3.0 times beginning the quarter ending June 30, 2004 and requires EBITDA to exceed 3.5 times interest expense. Other covenants include a minimum trailing four-quarter EBITDA of $75.0 million through December 31, 2003, maximum leverage ratio of 55% and total indebtedness limitations. If we have not received an investment grade rating from Standard & Poor's and Moody's before March 31, 2004, we expect to provide a security interest in substantially all of our domestic assets to our senior lenders. We were in compliance with all required covenants as of June 30, 2003 and expect to remain in compliance for the foreseeable future. However, if current business conditions deteriorate or certain events occur (including those set forth in "Forward Looking Statements, Risks and Uncertainties" below), we may breach these covenants, in which case substantially all of our contractual obligations would immediately become due and payable. If this occurred, there is not certainty that these obligations could be refinanced. If these obligations were refinanced under those circumstances, there is a high probability that we would incur increased costs and some or all of the contractual obligations would be classified as debt on our balance sheet.

We are currently rated Ba2 with a stable outlook by Moody's and BB+ with a negative outlook by Standard & Poor's.

We have elected to redeem $40.2 million of our Industrial Revenue Development Bonds on August 18, 2003. Financing for this redemption will be provided by cash from operations and the Credit Facility.

For additional information concerning our capital resources and liquidity, including descriptions of our debt facilities, available funding, other commitments and contractual obligations, see Tables I and II in Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our annual report on Form 10-K/A for the year ended December 31, 2002. These tables include commitments and other contractual obligations, including those with unconsolidated entities or financial partnerships (variable interest entities). In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" that establishes new criteria for determining if variable interest entities should be consolidated. For additional information, including the impact on our Consolidated Financial Statements, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Accounting Pronouncements." Historically, we have been able to pay, renew or refinance these contractual obligations in advance of their termination dates and expect to maintain this ability for the foreseeable future. See "Forward-Looking Statements; Risk and Uncertainties." We believe our financial resources will be sufficient to meet our foreseeable needs for working capital, capital expenditures and dividends.

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

(a)

Based on an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that there is a reasonable assurance that the Company's disclosure controls and procedures, as defined in Rules 13a--14(c) and 15d -- 14(c) promulgated under the Securities Exchange Act of 1934, are effective.

(b)

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2001, we received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. We have cooperated and continue to cooperate with the investigation by producing documents in response to this subpoena. In September 2002 the U.S. Department of Justice announced the indictment of a former sales manager of one of our competitors for conspiring to fix prices and allocate customers for polyester staple fiber beginning in September 1999 and ending in January 2001. On October 31, 2002, the U.S. Department of Justice announced that it was filing informations against another competitor and one of its former employees as a result of their agreement to plead guilty to participating in a conspiracy to fix prices and allocate customers in the polyester staple fiber industry. Neither we nor any of our employees have been charged with any wrongdoing, and we vehemently deny that we or any of our employees have engaged in price fixing or customer allocation.

Following the disclosure of the investigation, the indictment of a competitor's employee and the informations and guilty pleas of another competitor and its employee, the producers of polyester staple fiber, including Wellman, have been named in various civil actions asserting claims substantially based on the indictment and informations. These proceedings are summarized below.

Wellman and certain other companies have been named as defendants in twenty-eight federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. In nineteen of the cases, the plaintiff purports to represent a class of all persons who directly purchased polyester staple fiber and were similarly affected by such alleged conduct. Nine of the cases are brought by plaintiffs who do not purport to represent a class. All of the federal plaintiffs seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. The federal suits were originally filed in the U.S. District Court for the Middle District of Alabama, U.S. District Court for the Northern District of California, U.S. District Court for the District of New Jersey, U.S. District Court for the Middle District of North Carolina, U.S. District Court for the Western District of North Carolina and U.S. District Court for the District of South Carolina. The Judicial Panel on Multi-District Litigation ruled on April 22, 2003 to transfer all the federal cases to the Western District of North Carolina for coordinated or consolidated pretrial proceedings.

In addition to the direct purchaser actions discussed above, thirty-eight purported class actions alleging violations of federal antitrust laws, state antitrust or unfair competition laws and certain state consumer protection acts have been filed in one federal court and various state courts on behalf of purported classes of indirect purchasers of polyester staple fiber products. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. One indirect purchaser case is pending in the U.S. District Court for the Western District of North Carolina and is subject to the order issued by the Judicial Panel on Multi-District Litigation for coordination or consolidation with the other federal cases. The rest of the indirect purchaser cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. The case filed in West Virginia was removed to federal court and subsequently remanded to the Circuit Court of Hancock County, West Virginia. The case filed in Wisconsin was removed to federal court and subsequently remanded to the Circuit Court for Dane County, Wisconsin. In all of these cases, the plaintiffs seek damages of unspecified amounts, attorney's fees and costs and unspecified relief.

Wellman and certain other companies were named in an action filed in the Superior Court of Justice for Ontario, Canada, by a plaintiff purporting to represent a class of direct and indirect purchasers of polyester staple fiber. This complaint asserts claims under Canadian law. It contains three counts that ask for compensatory damages of Cdn. $50 million each. The extent to which these three counts are duplicative and overlapping is unclear. The complaint also contains one count asking for punitive damages of Cdn. $10 million. Additionally, Wellman and certain other companies were also named in an action filed in the Supreme Court of British Columbia, Canada, by a plaintiff purporting to represent a class of direct and indirect purchasers of polyester staple fiber. This complaint also asserts claims under Canadian law and requests compensatory, punitive and special damages, but does not allege a specific dollar amount in damages.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 12, 2003, we entered into a definitive purchase agreement with Warburg Pincus VIII, L.P, ("Warburg Pincus VIII"), a global private equity fund, whereby we issued an initial warrant that was forfeitable if certain conditions were not met to purchase 1,250,000 shares of our common stock at an exercise price of $11.25 per share and a convertible subordinated note in an initial principal amount of $20.0 million at par. Upon completing the agreement on June 27, 2003, the outstanding initial note for $20.6 million, including accrued interest, automatically converted into 1,835,476 shares of Series A preferred stock and Warburg Pincus VIII purchased for $30.0 million in cash an additional 2,666,666 shares of Series A preferred stock at $11.25 per share. Warburg Pincus VIII now owns an aggregate of approximately 4,500,000 shares of Series A preferred stock. In addition, Warburg Pincus VIII purchased 6,700,000 shares of Series B preferred stock at $11.25 per share, or $75.4 million, and we issued to Warburg Pincus VIII an additional warrant to purchase 1,250,000 shares of our common stock at an exercise price of $11.25 per share. For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Private Equity Investment."

The securities described above were issued by us in reliance upon an exemption from registration afforded by Section 4 (2) under the Securities Act of 1933.

We used the proceeds from the issuance of securities to repay indebtedness and to pay transaction costs. The indebtedness retired was not associated with any specific asset; however, we incurred significant indebtedness for capital expenditures and working capital purposes between 1996 and 2000 during the construction of our Pearl River facility.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	A Special Meeting of Stockholders was held on June 26, 2003.
(b)	Not applicable.
(c)	At the Special Meeting of Stockholders, the stockholders voted on the following matters:
1.

The approval to issue up to 5,000,000 shares of Series A Convertible Preferred Stock, 6,700,000 shares of Series B Convertible Preferred Stock and a warrant to purchase 1,250,000 shares of Common Stock, and to ratify the prior issuance of the warrant to purchase 1,250,000 shares of Common Stock to Warburg Pincus Private Equity VIII, L.P., and the potential issuance of Common Stock upon conversion of such Preferred Stock and exercise of such warrants received the following votes: 20,909,624 votes cast for, 3,937,571 votes cast against, 784,467 abstentions.

2.

The approval for an amendment to the Company's Certificate of Incorporation (a) increasing its authorized Common Stock from 55,000,000 to 100,000,000 shares, (b) authorizing 5,000,000 shares of Series A Convertible Preferred Stock and 6,700,000 shares of Series B Convertible Preferred Stock; and (c) permit amendments to the terms of the preferred stock with only the approval of the Company's Board of Directors and holders of preferred stock except that a vote of the holders of the Common Stock would be required to approve an amendment to the material economic and voting provisions of the preferred stocks received the following votes: 20,853,887 votes cast for, 3,990,754 votes cast against, 787,021 abstentions.

As a result of these votes, both the issuance of preferred stock and warrants and the amendment to the Company's Certificate of Incorporation were approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits.
3 (a) (5)	Certificate of Amendment to Restated Certificate of Incorporation, dated June 26, 2003.

4 (a) (1)

Loan Agreement dated as of June 27, 2003 by and between the Company and Fleet National Bank as administrative agent, JP Morgan Chase Bank as syndication agent, and certain other financial institutions.

Note: No other long-term debt instrument issued by the Company exceeds 10% of the consolidated total assets of the Company and its subsidiaries. In accordance with paragraph 4 iii) of Item 601 of Regulation S-K, the Company will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

4 (h)	Common Stock Purchase Warrant dated as of June 27, 2003 for the purchase of 1,250,000 shares of common stock

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

(1)

The Company filed a Form 8-K on April 9, 2003 for the purpose of disclosing that it expected earnings from continuing operations for the period ended March 31, 2003 to be in line with comparable earnings for the same period 2002.

(2)	The Company filed a Form 8-K on April 25, 2003 for the purpose of disclosing its financial results for the second quarter 2003.

(3)

The Company filed a Form 8-K on June 27, 2003 for the purpose of announcing details for its earnings call for the quarter ended June 30, 2003, announcing the results of a Special Meeting of stockholders on June 26, 2003, and announcing the completion of the sale of perpetual convertible preferred stock on June 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 13, 2003	WELLMAN, INC. By /s/ Keith R. Phillips________________________ Chief Financial Officer and Vice President (Principal Financial Officer)
Dated August 13, 2003	By /s/ Mark J. Ruday_________________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)