Form 10-Q/A
period 2003-06-30
WELLMAN INC
filed 2003-08-14
CIK 812708

TITLE>wlmntenq203a
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

WELLMAN, INC.

INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Condensed Consolidated Statements of Operations - For the three and six months ended June 30, 2003 and 2002	3
Condensed Consolidated Balance Sheets - June 30, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Stockholders ' Equity - For the six months ended June 30, 2003 and the year ended December 31, 2002	5
Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3 - Quantitative and Qualitative Disclosure of Market Risk	29
ITEM 4 - Controls and Procedures	29
PART II - OTHER INFORMATION
ITEM 1 - Legal Proceedings	30
ITEM 2 - Changes in Securities and Use of Proceeds	31
ITEM 4 - Submission of Matters to a Vote of Security Holders	32
ITEM 6 - Exhibits and Reports on Form 8-K	33
SIGNATURES	34

ITEM 1.	FINANCIAL STATEMENTS
WELLMAN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$284,607	$268,026	$571,266	$507,998
Cost of sales	261,321	229,767	517,791	443,316
Gross profit	23,286	38,259	53,475	64,682
Selling, general and administrative expenses	19,165	18,284	37,476	34,329
Restructuring charges	86	--	1,320	--
Amortization of deferred compensation	1,263	158	1,380	275
Operating income	2,772	19,817	13,299	30,078
Interest expense, net	2,322	2,292	4,352	5,063
Earnings from continuing operations before income taxes	450	17,525	8,947	25,015
Income taxes	149	4,756	2,953	6,628
Earnings from continuing operations	301	12,769	5,994	18,387
Discontinued operations:
Earnings (loss) from discontinued operations, net of income tax	--	(3,398)	112	(23,571)
Earnings (loss) before cumulative effect of accounting change	301	9,371	6,106	(5,184)
Cumulative effect of accounting change	--	--	--	(197,054)
Net earnings (loss)	$ 301 =======	$ 9,371 =======	$ 6,106 =======	$(202,238) =======
Net earnings (loss) available to common stockholders:
Net earnings (loss)	$ 301	$ 9,371	$ 6,106	$(202,238)
Accretion of preferred stock	(120)	--	(120)	--
Net earnings (loss) available to common stockholders	$ 181 =======	$ 9,371 =======	$ 5,986 =======	$(202,238) =======
Basic net earnings (loss) per common share:
Net earnings available to common stockholders from continuing operations	$ 0.01	$ 0.40	$ 0.19	$ 0.58
Net loss available to common stockholders from discontinued operations	--	(0.11)	--	(0.75)
Cumulative effect of accounting change	--	--	--	(6.23)
Net earnings (loss) available to common stockholders	$ 0.01 =======	$ 0.29 =======	$ 0.19 =======	$ (6.40) ======
Diluted net earnings (loss) per common share:
Net earnings available to common stockholders from continuing operations	$ 0.01	$ 0.40	$ 0.19	$ 0.57
Net loss available to common stockholders from discontinued operations	--	(0.11)	--	(0.73)
Cumulative effect of accounting change	--	--	--	(6.15)
Net earnings (loss) available to common stockholders	$ 0.01 =======	$ 0.29 ======	$ 0.19 =======	$ (6.31) ======
Dividends per common share	$ 0.09 ======	$ 0.09 ======	$ 0.18 ======	$ 0.18 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
	June 30,	December 31,
	2003	2002
	(Unaudited)	(Note 1)
Assets:
Current assets:
Cash and cash equivalents	$ --	$ --
Accounts receivable, less allowance of $2,867 in 2003 and $7,675 in 2002	108,106	68,762
Inventories	129,971	113,306
Inventories, discontinued operations	--	949
Prepaid expenses and other current assets	15,129	7,245
Total current assets	253,206	190,262
Property, plant and equipment, at cost:
Land, buildings and improvements	155,181	153,700
Machinery and equipment	1,033,638	1,020,401
Construction in progress	8,227	7,564
	1,197,046	1,181,665
Less accumulated depreciation	508,659	480,605
Property, plant and equipment, net	688,387	701,060
Property, plant and equipment discontinued operations, net	--	876
Goodwill, net	36,091	35,041
Other assets, net	64,639	37,971
	$ 1,042,323 ========	$ 965,210 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 68,833	$ 68,671
Accrued liabilities	24,237	29,991
Current portion of long-term debt	--	70,405
Other	7,516	9,289
Total current liabilities	100,586	178,356
Long-term debt	166,749	166,504
Deferred income taxes and other liabilities	214,828	193,652
Total liabilities	482,163	538,512
Stockholders' equity:
Series A preferred stock, $.001 par value, 5,000,000 shares authorized in 2003, 4,502,143 shares issued and outstanding	48,742	--
Series B preferred stock, $.001 par value, 6,700,000 shares authorized, issued and outstanding in 2003	72,515	--
Class A common stock, $0.001 par value; 100,000,000 shares authorized in 2003 and 55,000,000 in 2002; 34,389,147 shares issued in 2003 and 34,368,809 in 2002	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	241,035	248,499
Common stock warrants	4,888	--
Accumulated other comprehensive income (loss)	11,292	(3,243)
Retained earnings	231,178	230,932
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	560,160	426,698
	$ 1,042,323 ========	$ 965,210 ========

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Preferred Stock Issued		Series B Preferred Stock Issued		Class A Common Stock Issued		Paid-In	Common Stock	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income (Loss)	Earnings	Stock	Total
(In thousands)
Balance at December 31, 2001					34,335	$34	$247,560		$(22,037)	$436,706	$(49,524)	$612,739
Net loss										(194,307)		(194,307)
Currency translation adjustments									21,413			21,413
Minimum pension liability adjustment									(3,751)			(3,751)
Fair value of derivatives									1,132			1,132
Total comprehensive loss												(175,513)
Cash dividends ($0.36 per share)										(11,467)		(11,467)
Exercise of stock options, net					2		15					15
Issuance of restricted stock, net					32		376					376
Amortization of deferred compensation	_____	_____	_____	______	_____	______	548	______	_______	________	_______	548
Balance at December 31, 2002					34,369	34	248,499		(3,243)	230,932	(49,524)	426,698
Net earnings										6,106		6,106
Currency translation adjustments									14,309			14,309
Fair value of derivatives									226			226
Total comprehensive income												20,641
Cash dividends ($0.18 per share)										(5,740)		(5,740)
Issuance of Series A preferred stock	4,502	48,694										48,694
Issuance of Series B preferred stock			6,700	72,443								72,443
Equity transaction costs							(9,094)					(9,094)
Accretion of preferred stock		48		72						(120)		--
Exercise of stock options, net					5		46					46
Issuance of restricted stock, net					15		204					204
Amortization of deferred compensation							1,380					1,380
Issuance of common stock warrants	____	____	____	______	_____	______	_______	4,888	_______	________	_______	4,888
Balance at June 30, 2003 (unaudited)	4,502 =====	$48,742 =====	6,700 ====	$72,515 ======	34,389 =====	$ 34 ======	$241,035 ======	$4,888 ======	$ 11,292 =====	$231,178 =======	$(49,524) ======	$560,160 =======

See Notes to Condensed Consolidated Financial Statements.
WELLMAN, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited) (In thousands)
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$ 6,106	$ (202,238)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	23,086	29,316
Amortization	2,078	691
Deferred income taxes and other	(5,055)	10,403
Cumulative effect of accounting change	--	197,054
Impairment loss, discontinued operations	--	29,407
Loss (gain) on sale of business	(522)	2,701
Changes in assets and liabilities	(53,601)	4,518

Net cash provided by (used in) operating activities	(27,908)	71,852

Cash flows from investing activities:
Additions to property, plant and equipment	(6,067)	(9,823)
Proceeds from sale of business	1,070	1,505

Net cash used in investing activities	(4,997)	(8,318)

Cash flows from financing activities:
Repayments of debt, net	(71,530)	(60,043)
Dividends paid on common stock	(5,740)	(5,733)
Issuance of restricted stock	204	392
Exercise of stock options	46	21
Issuance of preferred stock (Series A & B) and warrants	126,025	--
Financing costs	(16,015)	--

Net cash provided by (used in) financing activities	32,990	(65,363)

Effect of exchange rate changes on cash and cash equivalents	(85)	15

Increase (decrease) in cash and cash equivalents	--	(1,814)
Cash and cash equivalents at beginning of period	--	1,814
Cash and cash equivalents at end of period	$ 0 ======	$ 0 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information for the three and six months ended June 30, 2003 and 2002 is unaudited) (In thousands, except per share data)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

On June 27, 2003, the Company received from Warburg Pincus Private Equity VIII, L.P. ("Warburg Pincus VIII"), a global private equity fund, $126,025 in proceeds from the issuance of 11,202,143 shares of perpetual convertible preferred stock (the Preferred Stock) and two warrants to acquire a total of 2,500,000 shares of Wellman common stock that vested on that date. Based on a quoted market price, the Company valued the preferred stock at $121,137 and the warrants at $4,888. Proceeds from this transaction were used primarily to pay down existing debt.

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

The initial liquidation preference of the Preferred Stock is $126,025 and this will increase by 8.5% per year compounded quarterly for the first five years unless: the Company's consolidated net income for 24 consecutive quarters (excluding any changes in accounting principle after September 30, 2002, any beneficial conversion charges and any preferred stock dividends) is greater than $160,000. If that occurs, the accretion rate will become 7.25% and the holders of the Preferred Stock will participate with the common stock dividend. After the fifth anniversary, the holders of the Preferred Stock will be able to elect to receive cash dividends or continue to increase their liquidation preference. The rate will increase to 8.75% per year compounded quarterly at that time. If the holders of the Preferred Stock are not participating in the common stock dividend, or if the common stock dividend is less than $0.045 per share per quarter, then the rate will increase to 10% per year compounded quarterly. The Preferred Stock is also entitled to participate in any extraordinary dividends, and if there is a change of control within the first five years, then the liquidation preference of the Preferred Stock is adjusted as if it had been owned for five years.

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

The Preferred Stock was initially reflected on the financial statements of the Company at $121,137, which is a discount of $4,888 from its initial liquidation value of $126,025. Since, at the end of the seventh year, the holders of the Preferred Stock can require the Company to remarket the Preferred Stock by increasing its dividend rate until its market value is its liquidation value, the discount will be accreted and recorded as a reduction of earnings available to common stockholders ratably for a period of seven years from the date of issuance. The warrants are immediately included in the computation of diluted earnings per share using the treasury stock method, and therefore become dilutive only when the market price of the Company's common stock is above their exercise price.

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

The Company has one joint venture with total assets of approximately $200 at June 30, 2003 that is expected to be consolidated under FIN 46. The adoption of FIN 46 is not expected to have a significant impact on the Company's financial statements.

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

On July 30, 2003, Pillowtex Corporation, a customer of the Fibers and Recycled Products Group, filed for Chapter 11 bankruptcy protection under U.S. law. The Company has collected all of its trade receivables from Pillowtex Corporation related to sales through June 30, 2003. The Company does not expect the bankruptcy of this customer to have a significant effect on its financial position or results of operations.

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

The Company's debt agreements contain normal financial and restrictive covenants. The most restrictive of these financial covenants restricts a maximum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") to a ratio of 3.5 times, reducing to 3.0 times beginning the quarter ending June 30, 2004, and requires EBITDA to exceed 3.5 times interest expense. Other covenants include a minimum trailing four-quarter EBITDA of $75,000 through December 31, 2003, a maximum leverage ratio of 55% and total indebtedness limitations. All of the terms herein are defined in the relevant debt agreements. The Company is in compliance with these covenants. If the Company has not received an investment grade rating from Standard & Poor's and Moody's before March 31, 2004, it expects to provide a security interest in substantially all of its domestic assets to its senior lenders.

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

The Company has commitments and contingent liabilities, including legal proceedings, environmental liabilities, letters of credit, raw material purchase commitments, and various operating commitments, including operating lease commitments. For additional information concerning the Company's commitments and contingent liabilities, see note 15 in the Company's annual report on Form 10-K/A for the year ended December 31, 2002. During the second quarter of 2003, the Company reduced an accrued liability related to a legal claim from 1997, which increased net earnings available to common stockholders by approximately $754, or $0.02 per diluted share.

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $4,000 and $15,000. In connection with these expenditures, the Company has accrued undiscounted liabilities of $7,744 and $9,250 at June 30, 2003 and December 31, 2002, respectively, which are reflected as other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6,200 to $16,600. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years.

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

Three months ended June 30, 2003	Packaging Products Group	Fibers and Recycled Products Group	Total
Revenues	$165,982	$118,625	$284,607
Segment profit (loss)	6,675	(3,903)	2,772
Assets	458,404	520,465	978,869
Three months ended June 30, 2002
Revenues	$138,350	$129,676	$268,026
Segment profit	16,987	2,830	19,817
Assets	395,552	530,675	926,227
Six months ended June 30, 2003
Revenues	$332,415	$238,851	$571,266
Segment profit (loss)	20,200	(6,901)	13,299
Six months ended June 30, 2002
Revenues	$261,196	$246,802	$507,998
Segment profit	28,831	1,247	30,078

Following are the reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended June 30,	Six Months Ended June 30,
Segment Profit	2003	2002	2003	2002
Total for reportable segments	$ 2,772	$ 19,817	$ 13,299	$ 30,078
Interest expense, net	(2,322)	(2,292)	(4,352)	(5,063)
Earnings from continuing operations before income taxes	$ 450 =======	$ 17,525 =======	$ 8,947 =======	$ 25,015 =======
Assets
Total for reportable segments	$ 978,869	$ 926,227
Corporate assets(1)	63,454	57,673
	$ 1,042,323 ========	$ 983,900 ========
(1)		Corporate assets include prepaid expenses, construction in progress, assets of the discontinued operations, and other assets not allocated to the segments.

ITEM 2.	WELLMAN, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

RECENT DEVELOPMENTS

PRIVATE EQUITY INVESTMENT

On June 27, 2003, we received from Warburg Pincus Private Equity VIII, L.P. ("Warburg Pincus VIII"), a global private equity fund, $126.0 million in proceeds from the issuance of 11,202,143 shares of perpetual convertible preferred stock (the Preferred Stock) and two warrants to acquire a total of 2,500,000 shares of our common stock that vested on that date. Based on a quoted market price, we valued the preferred stock at $121.1 million and the warrants at $4.9 million. Proceeds from this transaction were used primarily to pay down existing debt.

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

The initial liquidation preference of the Preferred Stock is $126.0 million and this will increase by 8.5% per year compounded quarterly for the first five years unless: our consolidated net income for 24 consecutive quarters (excluding any changes in accounting principle after September 30, 2002, any beneficial conversion charges and any preferred stock dividends) is greater than $160.0 million. If that occurs, the accretion rate will become 7.25% and the holders of the Preferred Stock will participate with the common stock dividend. After the fifth anniversary, the holders of the Preferred Stock will be able to elect to receive cash dividends or continue to increase their liquidation preference. The rate will increase to 8.75% per year compounded quarterly at that time. If the holders of the Preferred Stock are not participating in the common stock dividend, or if the common stock dividend is less than $0.045 per share per quarter, then the rate will increase to 10% per year compounded quarterly. The Preferred Stock is also entitled to participate in any extraordinary dividends, and if there is a change of control within the first five years, then the liquidation preference of the Preferred Stock is adjusted as if it had been owned for five years.

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

The Preferred Stock was initially reflected on our financial statements at $121.1 million, which is a discount of $4.9 million from its initial liquidation value of $126.0 million. Since, at the end of the seventh year, the holders of the Preferred Stock can require us to remarket the Preferred Stock by increasing its dividend rate until its market value is its liquidation value, the discount will be accreted and recorded as a reduction of earnings available to common stockholders ratably for a period of seven years from the date of issuance. The warrants are immediately included in the computation of diluted earnings per share using the treasury stock method, and therefore become dilutive only when the market price of our common stock is above their exercise price.

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

We have one joint venture with total assets of approximately $0.2 million at June 30, 2003 that is expected to be consolidated under FIN 46. The adoption of FIN 46 is not expected to have a significant impact on our financial statements.

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

IDLE ASSETS

We completed the construction of our Pearl River facility in 2000. This facility consists of two resin lines and one staple fiber line. In December 2000, we idled the staple fiber line principally because of the expected over-supply of polyester staple fiber in the United States. Since this line is depreciated using the units of production depreciation method, no depreciation expense has been charged with respect to this line since December 2000. It has a net book value of approximately $192.0 million at June 30, 2003. In June 2002, Wellman announced plans to modify the polyester fiber line to enable it to produce either solid stated PET resin or polyester fiber. This will allow us to take advantage of the expected growth in the PET resins industry, while maintaining our ability to respond to future fiber needs. In December 2002, we announced plans to delay the modification originally scheduled to begin in the first quarter 2003 until we are able to improve the project's economic return.

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

Selling, general and administrative expenses were $37.5 million, or 6.6% of net sales, in the 2003 period compared to $34.3 million, or 6.8% of net sales, in the 2002 period. The increase was due primarily to higher professional fees principally related to the on-going Department of Justice investigation of the staple fiber industry ($1.4 million), consulting fees associated with our on-going cost reduction program ($0.6 million) and increased costs in our FRPG ($0.6 million).

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

We do not expect profitability in the second half of 2003 to significantly improve over the first half of 2003. In response to a challenging business environment, we have initiated immediate cost reduction measures, which we expect will result in cost savings beginning in the third quarter of 2003. We expect raw material cost volatility to continue for the remainder of 2003, which could impact our profitability.

We expect a slight decline in our PET resins volumes in the second half of 2003 from first half of 2003 levels. We have announced a selling price increase of five cents per pound effective September 1, 2003 in our domestic PET resins business. However, given the competitive nature of our business there is no assurance that the selling price increase will occur as announced.

Despite a significant increase in PET resins industry capacity in the NAFTA market in 2003, projected demand growth should result in an improved industry capacity utilization in 2004.

In the second half of 2003 we expect a small improvement in fibers volumes compared to the first half of 2003. Our domestic polyester staple fiber business continues to be negatively impacted by imports throughout the textile chain. Imports from Asia, particularly China, continue to take share-of-market from domestic fabric and garment manufacturers.

We expect our overall results of operations to improve in 2004, based on higher capacity utilization in the NAFTA PET resins market and our on-going cost reduction program.

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

CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operations, including both continuing and discontinued operations, was $27.9 million for the six months ended June 30, 2003, compared to net cash provided by operations of $71.9 million for the six months ended June 30, 2002. The change is primarily due to higher accounts receivable and inventories. The increase in accounts receivable is due primarily to higher volumes in our PPG, increased net selling prices in both the PPG and the FRPG, and a reduction in the amounts utilized under our receivables securitization .

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

Our debt agreements contain normal financial and restrictive covenants. The most restrictive of these financial covenants restricts a maximum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") to a ratio of 3.5 times, reducing to 3.0 times beginning the quarter ending June 30, 2004 and requires EBITDA to exceed 3.5 times interest expense. Other covenants include a minimum trailing four-quarter EBITDA of $75.0 million through December 31, 2003, a maximum leverage ratio of 55% and total indebtedness limitations. All of the terms herein are defined in the relevant debt agreements. If we have not received an investment grade rating from Standard & Poor's and Moody's before March 31, 2004, we expect to provide a security interest in substantially all of our domestic assets to our senior lenders. We were in compliance with all required covenants as of June 30, 2003 and expect to remain in compliance for the foreseeable future. However, if current business conditions deteriorate or certain events occur (including those set forth in "Forward Looking Statements, Risks and Uncertainties" below), we may breach these covenants, in which case substantially all of our contractual obligations would immediately become due and payable. If this occurred, there is not certainty that these obligations could be refinanced. If these obligations were refinanced under those circumstances, there is a high probability that we would incur increased costs and some or all of the contractual obligations would be classified as debt on our balance sheet.

We are currently rated Ba2 with a stable outlook by Moody's and BB+ with a negative outlook by Standard & Poor's.

We have elected to redeem $40.2 million of our Industrial Revenue Development Bonds on August 18, 2003. Financing for this redemption will be provided by cash from operations and the Credit Facility.

For additional information concerning our capital resources and liquidity, including descriptions of our debt facilities, available funding, other commitments and contractual obligations, see Tables I and II in Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our annual report on Form 10-K/A for the year ended December 31, 2002. These tables include commitments and other contractual obligations, including those with unconsolidated entities or financial partnerships. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" that establishes new criteria for determining if variable interest entities should be consolidated. For additional information, including the impact on our Consolidated Financial Statements, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Accounting Pronouncements." Historically, we have been able to pay, renew or refinance these contractual obligations in advance of their termination dates and expect to maintain this ability for the foreseeable future. See "Forward-Looking Statements; Risk and Uncertainties." We believe our financial resources will be sufficient to meet our foreseeable needs for working capital, capital expenditures and dividends.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-Q/A that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes, " "anticipates, " "expects " and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements contain a number of risks and uncertainties, including, but not limited to: demand and competition for PET resins and polyester fiber; the financial condition of our customers; availability and cost of raw materials; availability and cost of petrochemical feedstock necessary for the production process; the impact of a governmental investigation of pricing practices in the polyester staple fiber industry; availability of financing, changes in financial markets, interest rates, credit ratings, and foreign currency exchange rates; tax risks; U.S., European, Asian and global economic conditions; prices and volumes of imports; work stoppages; levels of production capacity and profitable operations of assets; changes in laws and regulations; prices of competing products; natural disasters and acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

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

On February 12, 2003, we entered into a definitive purchase agreement with Warburg Pincus VIII, L.P, ("Warburg Pincus VIII"), a global private equity fund, whereby we issued an initial warrant that was forfeitable if certain conditions were not met to purchase 1,250,000 shares of our common stock at an exercise price of $11.25 per share and a convertible subordinated note in an initial principal amount of $20.0 million at par. On June 27, 2003, the initial warrant vested, the outstanding initial note for $20.6 million, including accrued interest, automatically converted into 1,835,476 shares of Series A preferred stock and Warburg Pincus VIII purchased for $30.0 million in cash an additional 2,666,666 shares of Series A preferred stock at $11.25 per share. Warburg Pincus VIII now owns an aggregate of approximately 4,500,000 shares of Series A preferred stock. In addition, Warburg Pincus VIII purchased 6,700,000 shares of Series B preferred stock at $11.25 per share, or $75.4 million, and we issued to Warburg Pincus VIII an additional warrant to purchase 1,250,000 shares of our common stock at an exercise price of $11.25 per share. For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Private Equity Investment."

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

Dated August 14, 2003	WELLMAN, INC. By /s/ Keith R. Phillips________________________ Chief Financial Officer and Vice President (Principal Financial Officer)
Dated August 14, 2003	By /s/ Mark J. Ruday_________________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)