Form 10-Q
period 2003-09-30
WELLMAN INC
filed 2003-11-14
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 7, 2003, there were 31,889,147 shares of the registrant's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements
Condensed Consolidated Statements of Operations - For the three and nine months ended September 30, 2003 and 2002	3
Condensed Consolidated Balance Sheets - September 30, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Stockholders ' Equity - For the nine months ended September 30, 2003 and the year ended December 31, 2002	5
Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk	31
ITEM 4 - Controls and Procedures	31
PART II - OTHER INFORMATION
ITEM 1 - Legal Proceedings	32
ITEM 4 - Submission of Matters to a Vote of Security Holders	33
ITEM 6 - Exhibits and Reports on Form 8-K	34
SIGNATURES	35

ITEM 1.	FINANCIAL STATEMENTS
WELLMAN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$262,735	$257,333	$835,326	$765,331
Cost of sales	246,186	232,071	765,302	675,387
Gross profit	16,549	25,262	70,024	89,944
Selling, general and administrative expenses	20,328	16,948	57,804	51,277
Restructuring charges	317	--	1,637	--
Amortization of deferred compensation	--	132	1,380	407
Operating income (loss)	(4,096)	8,182	9,203	38,260
Interest expense, net	2,377	2,403	6,729	7,466
Earnings (loss) from continuing operations before income taxes	(6,473)	5,779	2,474	30,794
Income tax expense (benefit)	(1,851)	1,071	1,102	7,699
Earnings (loss) from continuing operations	(4,622)	4,708	1,372	23,095
Earnings (loss) from discontinued operations, net of income tax	--	(161)	112	(23,732)
Earnings (loss) before cumulative effect of accounting change	(4,622)	4,547	1,484	(637)
Cumulative effect of accounting change	--	--	--	(197,054)
Net earnings (loss)	$ (4,622) =======	$ 4,547 =======	$ 1,484 =======	$(197,691) ========
Net earnings (loss) attributable to common stockholders:
Net earnings (loss)	$ (4,622)	$ 4,547	$ 1,484	$(197,691)
Accretion of preferred stock	(2,855)	--	(2,975)	--
Net earnings (loss) attributable to common stockholders	$ (7,477) =======	$ 4,547 =======	$ (1,491) =======	$(197,691) ========
Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$ (0.24)	$ 0.15	$ (0.05)	$ 0.73
Net loss attributable to common stockholders from discontinued operations	--	(0.01)	--	(0.75)
Cumulative effect of accounting change	--	--	--	(6.24)
Net earnings (loss) attributable to common stockholders	$ (0.24) =======	$ 0.14 =======	$ (0.05) =======	$ (6.26) =======
Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$ (0.24)	$ 0.15	$ (0.05)	$ 0.72
Net loss attributable to common stockholders from discontinued operations	--	(0.01)	--	(0.74)
Cumulative effect of accounting change	--	--	--	(6.15)
Net earnings (loss) attributable to common stockholders	$ (0.24) ======	$ 0.14 =======	$ (0.05) =======	$ (6.17) =======
Dividends per common share	$ 0.09 ======	$ 0.09 ======	$ 0.27 ======	$ 0.27 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	September 30, 2003 (Unaudited)	December 31, 2003 (Note 1)
Assets:
Current assets:
Cash and cash equivalents	$ 1,240	$ --
Accounts receivable, less allowance of $4,644 in 2003 and $7,675 in 2002	112,268	68,762
Inventories	120,990	113,306
Inventories, discontinued operations	--	949
Prepaid expenses and other current assets	13,892	7,245
Total current assets	248,390	190,262
Property, plant and equipment, at cost:
Land, buildings and improvements	155,381	153,700
Machinery and equipment	1,039,150	1,020,401
Construction in progress	7,079	7,564
	1,201,610	1,181,665
Less accumulated depreciation	520,361	480,605
Property, plant and equipment, net	681,249	701,060
Property, plant and equipment discontinued operations, net	--	876
Goodwill, net	36,319	35,041
Other assets, net	60,818	37,971
	$ 1,026,776 ========	$ 965,210 ========
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$ 80,088	$ 68,671
Accrued liabilities	25,082	29,991
Current portion of long-term debt	--	70,405
Other	5,810	9,289
Total current liabilities	110,980	178,356
Long-term debt	153,953	166,504
Deferred income taxes and other liabilities	206,778	193,652
Total liabilities	471,711	538,512
Stockholders' equity:
Series A preferred stock, $.001 par value, 5,000,000 shares authorized in 2003, 4,502,143 shares issued and outstanding	49,884	--
Series B preferred stock, $.001 par value, 6,700,000 shares authorized, issued and outstanding in 2003	74,228	--
Class A common stock, $0.001 par value; 100,000,000 shares authorized in 2003 and 55,000,000 in 2002; 34,389,147 shares issued in 2003 and 34,368,809 in 2002	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	--	--
Paid-in capital	241,035	248,499
Common stock warrants	4,888	--
Accumulated other comprehensive income (loss)	13,687	(3,243)
Retained earnings	220,833	230,932
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)
Total stockholders' equity	555,065	426,698
	$1,026,776 ========	$ 965,210 ========

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Preferred Stock Issued		Series B Preferred Stock Issued		Class A Common Stock Issued		Paid-In	Common Stock	Accumulated Other Comprehensive	Retained	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income (Loss)	Earnings	Stock	Total
(In thousands)
Balance at December 31, 2001					34,335	$34	$247,560		$(22,037)	$436,706	$(49,524)	$612,739
Net loss										(194,307)		(194,307)
Currency translation adjustments									21,413			21,413
Minimum pension liability adjustment									(3,751)			(3,751)
Fair value of derivatives									1,132			1,132
Total comprehensive loss												(175,513)
Cash dividends ($0.36 per share)										(11,467)		(11,467)
Exercise of stock options, net					2		15					15
Issuance of restricted stock, net					32		376					376
Amortization of deferred compensation	_____	_____	_____	______	_____	______	548	______	_______	________	_______	548
Balance at December 31, 2002					34,369	34	248,499		(3,243)	230,932	(49,524)	426,698
Net earnings										1,484		1,484
Currency translation adjustments									15,803			15,803
Fair value of derivatives									1,127			1,127
Total comprehensive income												18,414
Cash dividends ($0.27 per share)										(8,608)		(8,608)
Issuance of Series A preferred stock	4,502	48,694										48,694
Issuance of Series B preferred stock			6,700	72,443								72,443
Equity transaction costs							(9,094)					(9,094)
Accretion of preferred stock		1,190		1,785						(2,975)		--
Exercise of stock options, net					5		46					46
Issuance of restricted stock, net					15		204					204
Amortization of deferred compensation							1,380					1,380
Issuance of common stock warrants	____	____	____	______	_____	______	_______	4,888	_______	________	_______	4,888
Balance at September 30, 2003 (unaudited)	4,502 =====	$49,884 =====	6,700 ====	$74,228 ======	34,389 =====	$ 34 ======	$241,035 ======	$4,888 ======	$ 13,687 =====	$220,833 =======	$(49,524) ======	$555,065 =======

See Notes to Condensed Consolidated Financial Statements.
WELLMAN, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (Unaudited) (In thousands)
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$ 1,484	$ (197,691)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	34,976	43,631
Amortization	4,622	1,031
Deferred income taxes and other	(8,768)	10,994
Cumulative effect of accounting change	--	197,054
(Gain) loss on sale of discontinued businesses and impairment losses	(522)	32,108
Changes in assets and liabilities	(39,897)	(2,337)

Net cash provided by (used in) operating activities	(8,105)	84,790

Cash flows from investing activities:
Additions to property, plant and equipment	(10,458)	(15,263)
Proceeds from sale of business	1,070	1,505

Net cash used in investing activities	(9,388)	(13,758)

Cash flows from financing activities:
Repayments of debt, net	(82,631)	(64,762)
Dividends paid on common stock	(8,608)	(8,596)
Issuance of restricted stock	204	419
Exercise of stock options	46	15
Issuance of preferred stock (Series A & B) and warrants	126,025	--
Financing costs	(16,211)	--

Net cash provided by (used in) financing activities	18,825	(72,924)

Effect of exchange rate changes on cash and cash equivalents	(92)	78

Increase (decrease) in cash and cash equivalents	1,240	(1,814)
Cash and cash equivalents at beginning of period	--	1,814
Cash and cash equivalents at end of period	$ 1,240 ======	$ 0 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information for the three and nine months ended
September 30, 2003 and 2002 is unaudited)
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The initial liquidation preference of the Preferred Stock is $126,025 and this will increase by 8.5% per year compounded quarterly for the first five years unless the Company's consolidated net income for 24 consecutive quarters (excluding any changes in accounting principle after September 30, 2002, any beneficial conversion charges and any preferred stock dividends) is greater than $160,000. If that occurs, the accretion rate will become 7.25% and the holders of the Preferred Stock will participate with the common stock dividend. After the fifth anniversary, the holders of the Preferred Stock will be able to elect to receive cash dividends or continue to increase their liquidation preference. The rate will increase to 8.75% per year compounded quarterly at that time. If the holders of the Preferred Stock are not participating in the common stock dividend, or if the common stock dividend is less than $0.045 per share per quarter, then the rate will increase to 10% per year compounded quarterly. The Preferred Stock is also entitled to participate in any extraordinary dividends, and if there is a change of control within the first five years, then the liquidation preference of the Preferred Stock is adjusted as if it had been owned for five years.

The conversion price of the Preferred Stock is $11.25 per share. The conversion price will be reduced on the fourth anniversary of the issuance of the Preferred Stock if the volume-weighted average price of the Company's common stock for the immediately preceding 60 consecutive trading days does not equal or exceed $23.00. The reduction will be equal to the excess of $23.00 over such average price, but the conversion price will not be reduced by more than $4.50. The Company can require conversion of the preferred stock at any time after the fifth anniversary of the preferred stock if the closing price of its common stock exceeds 125% of the conversion price for 30 consecutive trading days.

The holders of the Preferred Stock may convert shares of Preferred Stock into the Company's common stock at any time after a conversion event occurs, as defined in the definitive securities purchase agreement. The Preferred Stock will become convertible in the fourth quarter of 2003 as a result of the Company publicly reporting cash earnings per share, as defined in the definitive securities purchase agreement, of less than $1.50 for the trailing four calendar quarters ending September 30, 2003, which is a conversion event.

One warrant to purchase 1,250,000 shares of the Company's common stock expires on February 12, 2010 and another similar warrant to purchase the same number of shares expires on June 27, 2010.

As a result of this investment, assuming exercise of all warrants for cash, Warburg Pincus VIII owns approximately 30% of the Company's outstanding voting securities on an as-converted basis (assuming a conversion price of $11.25 per share) and has the right to appoint two members (20%) of the Company's Board of Directors. This amount is subject to increase under certain conditions to a maximum of approximately 49% of the Company's outstanding common stock during the next five years.

The Preferred Stock was initially reflected on the financial statements of the Company at $121,137, which is a discount of $4,888 from its initial liquidation value of $126,025. Since, at the end of the seventh year, the holders of the Preferred Stock can require the Company to remarket the Preferred Stock by increasing its dividend rate until its market value is its liquidation value, the discount will be accreted and recorded as a reduction of earnings attributable to common stockholders ratably for a period of seven years from the date of issuance. The warrants are immediately included in the computation of diluted earnings per share using the treasury stock method, and therefore become dilutive only when the market price of the Company's common stock is above their exercise price.

The initial convertible subordinated investment of $20,000 was issued with a conversion price per share less than the closing price of the Company's common stock at the date of issuance. As a result, the Company incurred a non-cash beneficial conversion feature amount ("BCF") of $1,867 in connection with the issuance of the note that was converted to Preferred Stock. This is the difference between the market price of the Company's common stock on the date of issuance and the conversion price on that date multiplied by the number of shares issued as if the note were converted on that date. The Company also incurred a BCF of $2,359 as a result of issuing 9,366,667 shares of Preferred Stock since the effective conversion price, after adjusting for the value assigned to the warrants, was less than the market price on the date of issuance. These BCF amounts totaling $4,226 will result in a non-cash reduction of earnings (loss) attributable to common stockholders in the fourth quarter of 2003 when the Preferred Stock becomes convertible into common stock.

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

Results for discontinued operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales	$ -- ==	$ 927 =====	$ 713 ===	$28,336 =====
Loss from discontinued operations before income tax benefit		$ (248)	$(350)	$(4,404)
Income tax benefit	--	(87)	(123)	(1,542)
Loss from discontinued operations, net	--	(161)	(227)	(2,862)

Gain (loss) on disposal of businesses and impairment charge to record assets at fair value less costs of disposal	--	--	522	(32,108)
Income tax expense (benefit)	--	--	183	(11,238)
Net gain (loss) on disposal of businesses and impairment loss to record assets at fair value less costs of disposal	--	--	339	(20,870)
Net gain (loss) from discontinued operations	$ -- ==	$ (161) ======	$ 112 ===	$(23,732) ======
4.	IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 or (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary which is the company subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or an other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. These variable interest entities are commonly referred to as special-purpose entities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The FASB is currently addressing implementation issues associated with FIN 46 and is expected to issue a modification by the end of December 2003.

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

The Company has one joint venture with total assets of approximately $140 at September 30, 2003 that is expected to be consolidated under FIN 46. The adoption of FIN 46 as it is currently written is not expected to have a significant impact on the Company's financial statements.

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

5.	CURRENT ASSETS

Changes in the Company's allowance for doubtful accounts receivable consist of the following:

	Nine Months Ended September 30,
	2003	2002

Balance at beginning of period	$ 7,675	$ 3,871
Additional accrual	3,398	168
Write-offs of accounts receivable, net	(6,484)	(58)
Currency translation adjustments	55	46
Balance at end of period	$ 4,644 ======	$ 4,027 =======

During the third quarter ended September 30, 2003, the Company recorded additional expense for uncollectible accounts receivable of $3,250, primarily as a result of additional losses expected on accounts receivable due from its customers in the textile industry.

Inventories, continuing operations, consist of the following:

	September 30,	December 31,,
	2003	2002

Raw materials	$ 31,240	$ 38,142
Finished and semi-finished goods	82,064	67,286
Supplies	7,686	7,878
	$120,990 =======	$113,306 =======
6.	RESTRUCTURING CHARGES

The Company continues to restructure its operations in order to reduce costs, improve profitability, reduce debt, and enhance stockholder value. During the first quarter of 2003, the FRPG commenced a plan to restructure its operations, which included a reduction in the number of employees and other cost saving initiatives at the Company's three fiber manufacturing facilities. The Company recorded termination costs of $1,637 in the nine months ended September 30, 2003. These costs were reflected in operating income (loss) in the Company's Condensed Consolidated Statements of Operations. The Company expects to incur total restructuring costs of approximately $1,900 in its FRPG segment related to this plan, which will be completed by June 2004. The following represents changes in the accruals since the plan was adopted:

Termination Costs
Accruals during the first quarter of 2003	$ 1,234
Cash payments	1,203
Accrual balance at March 31, 2003	31
Accruals during the second quarter of 2003	86
Cash payments	(31)
Accrual balance at June 30, 2003	86
Accruals during the third quarter of 2003	317
Cash payments	--
Accrual balance at September 30, 2003	$ 403 =======

In November 2003, the Company announced a second plan with Company-wide cost reduction initiatives that include eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. The Company will begin incurring costs associated with this restructuring in the fourth quarter of 2003. However, the Company is continuing to review its processes and organizational structure and has not determined the effect on the organization, including the additional costs to be incurred.

7.	NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The following table sets forth the computation of basic and diluted net earnings (loss) attributable to common stockholders per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator for basic and diluted net earnings (loss) attributable to common stockholders per common share	2003	2002	2003	2002
Net earnings (loss) attributable to common stockholders from continuing operations	$ (7,477)	$ 4,708	$(1,603)	$ 23,095
Net earnings (loss) attributable to common stockholders From discontinued operations	--	(161)	112	(23,732)
Cumulative effect of accounting change	--	--	--	(197,054)
Net earnings (loss) attributable to common stockholders	$ (7,477) ======	$ 4,547 ======	$(1,491) ======	$(197,691) =======
Denominator:
Denominator for basic net earnings (loss) attributable to common stockholders per common share - weighted average shares	31,582	31,581	31,579	31,580
Effect of dilutive securities:
Employee stock options and restricted stock	--	441	--	454
Denominator for diluted net earnings (loss) attributable to common stockholders per common share - adjusted weighted average shares	31,582 =====	32,022 =====	31,579 =====	32,034 =====

The Preferred Stock will not be included in computing the weighted average shares of common stock outstanding until the Preferred Stock is convertible into common stock. The Preferred Stock will become convertible during the fourth quarter of 2003, and the Company will use the "if converted" method for determining weighted-average shares outstanding if it is dilutive. As specified in the definitive securities purchase agreement, the Preferred Stock becomes convertible upon the occurrence of certain events, including when, at any time, the Company publicly reports net earnings from continuing operations plus 65% of the sum of the depreciation and amortization divided by the diluted weighted-average common shares outstanding for the trailing four calendar quarters is less than $1.50. The Company announced in the fourth quarter of 2003 that its cash earnings per share for the trailing four calendar quarters ended September 30, 2003 was less than $1.50.

8.	BORROWING ARRANGEMENTS

In June 2003, the Company refinanced its $275,000 unsecured senior revolving credit facility. The new $275,000 three-year facility (the "Credit Facility"), which matures in June 2006, has no scheduled principal payments.

The Company redeemed $40,180 of its Industrial Revenue Development Bonds on August 18, 2003. Financing for this redemption was provided by cash from third quarter 2003 operations and the Credit Facility.

In October 2003, the Company terminated swaps that effectively converted $40,000 of fixed-rate debt to floating rate debt at an effective rate of six-month Libor plus 1.42%. The termination of the swaps resulted in a gain of $4,105 that will be recognized as a reduction of interest expense over the remaining life of the debt.

The Company's debt agreements contain normal financial and restrictive covenants. The financial ratio covenants require a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") of 3.5 times, reducing to 3.0 times beginning the quarter ending June 30, 2004, and requires EBITDA to exceed 3.5 times interest expense. Other covenants include a minimum trailing four-quarter EBITDA of $75,000 through December 31, 2003, a maximum leverage ratio of 55% and total indebtedness limitations. All of the terms herein are defined in the relevant debt agreements.

In determining the Company's compliance with EBITDA-based covenants in certain debt agreements, EBITDA may be adjusted for any unusual or nonrecurring charges designated as such by the Company's Board of Directors and included in its Condensed Consolidated Statement of Operations and separately disclosed in the footnotes to its financial statements. EBITDA for the trailing four-quarters ended September 30, 2003 satisfied the EBITDA-based covenants and EBITDA for these purposes was adjusted by the following amounts:

Quarter Ended

	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	Total

Legal costs related to the Department of Justice investigation of the staple fiber industry	$ 2,221	$ 1,200	$ 1,811	$ 1,226	$ 6,458

Bad debt expense	4,000	--	--	3,250	7,250

Restructuring charges	--	1,234	86	317	1,637

	$ 6,221 ======	$ 2,434 ======	$ 1,897 ======	$ 4,793 ======	$ 15,345 ======

On October 27, 2003, Standard & Poor's changed the Company's rating from BB+ to BB-, both with a negative outlook. The Company is rated Ba2 with a stable outlook by Moody's. On October 30, 2003 Moody's placed the Company's rating under review for a possible downgrade. As a result of the double downgrade by Standard & Poor's, the Company is required to provide additional information and put service agreements in place under the terms of its sale and leaseback transaction. The Company is required to grant a lien on some of its assets to secure its obligations under the service agreements. For additional information on the Company's sale and leaseback transaction, see note 4.

If the Company has not received an investment grade rating from Standard & Poor's and Moody's before March 31, 2004, the Company is required to provide a security interest in substantially all of its domestic assets to its senior lenders.

The Company was in compliance with all covenants as of September 30, 2003. However, if current business conditions continue, or certain events occur, the Company will breach covenants in its debt agreements and/or contractual obligations. In addition, if the Company does not provide additional information or enter into service agreements or grant the liens referred to above, the Company will breach covenants in its sale and leaseback transaction. If any of the aforementioned events occur and the Company is not able to amend its debt agreements and/or its contractual obligations or obtain waivers, some or all of the Company's debt and/or contractual obligations would immediately become due and payable, and the Company would be required to refinance some or all of its debt and contractual obligations. If the Company successfully refinanced these obligations, and there is no certainty this would occur, the Company would incur increased costs and some or all of the contractual obligations would be classified as debt on its balance sheet.

9.	STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, any difference between the exercise price of the Company's employee stock options and the market price of the underlying stock on the date of grant is recognized as compensation expense over the vesting period of the options. The alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models for determining compensation expense. The following table illustrates the effect on net earnings (loss) attributable to common stockholders and net earnings (loss) attributable to common stockholders per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings (loss) attributable to common stockholders, as reported	$ (7,477)	$ 4,547	$ (1,491)	$(197,691)

Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	--	108	925	305

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(99)	(606)	(5,403)	(1,693)

Pro forma net earnings (loss) attributable to common stockholders	$ (7,576) ======	$ 4,049 =======	$ (5,969) ======	$(199,079) =======

Net earnings (loss) attributable to common stockholders per share
Basic - as reported	$ (0.24)	$ 0.14	$ (0.05)	$ (6.26)
Basic - pro forma	$ (0.24)	$ 0.13	$ (0.19)	$ (6.30)
Diluted - as reported	$ (0.24)	$ 0.14	$ (0.05)	$ (6.17)
Diluted - pro forma	$ (0.24)	$ 0.13	$ (0.19)	$ (6.21)

In June 2003, the Company recognized all of the remaining deferred compensation associated with its employee stock options. In accordance with the change in control provisions of the Company's stock option plans, the stock options became fully vested in June 2003 as a result of the private equity investment. For additional information on the private equity investment, see note 2. Deferred compensation associated with stock options issued in August 2003 is reflected in the pro forma three and nine month amounts above.

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

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $3,005 and $13,880. In connection with these expenditures, the Company has accrued undiscounted liabilities of $6,610 and $9,275 at September 30, 2003, and 2002, respectively, and $9,250 at December 31, 2002, which are reflected as other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $5,970 to $15,450. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years.

The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on the Company's consolidated financial results in a future reporting period. However, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations, financial position, or liquidity.

The following represents changes in the accrued undiscounted liabilities for environmental remediation costs:

	Nine Months Ended September 30,
(in thousands)	2003	2002

Balance at beginning of period	$ 9,250	$ 10,462
Changes in estimates of remediation costs	(2,340)	(844)
Expenditures	(310)	(361)
Foreign currency translation adjustments	10	18
Balance at end of period	$ 6,610 ======	$ 9,275 =======

The changes in estimates of remediation costs are primarily the result of more current information related to groundwater contamination.

There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During the nine months ending September 30, 2003 and 2002, the Company recognized grant income of approximately $1,500 and $4,500, respectively. The Company had deferred grant income of $0 and $1,500 at September 30, 2003 and December 31, 2002, respectively. The deferred income is included in other current liabilities in the Company's Condensed Consolidated Balance Sheets at December 31, 2002.

In January 2001, the Company received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. The Company cooperated and continues to cooperate with the investigation by producing documents in response to this subpoena. In September 2002, the U.S. Department of Justice announced the indictment of a former sales manager of one of the Company's competitors for conspiring to fix prices and allocate customers for polyester staple fiber beginning in September 1999 and ending in January 2001. On October 31, 2002, the U.S. Department of Justice announced that it was filing informations against another competitor and one of its former employees as a result of their agreement to plead guilty to participating in a conspiracy to fix prices and allocate customers in the polyester staple fiber industry. On October 2, 2003, the trial of the former sales manager of one of the Company's competitors concluded with a verdict of not guilty on all charges. Neither the Company nor any of its employees has been charged with any wrongdoing, and the Company vehemently denies that it or any of its employees have engaged in price fixing or customer allocation.

Following the disclosure of the investigation, the indictment of a competitor's employee and the informations and guilty pleas of another competitor and its employee, the Company, along with certain other companies, has been named as a defendant in 62 actions brought by direct and indirect purchasers of polyester staple fiber for violations of antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act, state antitrust, state unfair competition and/or Canadian antitrust laws. Some of these actions seek certification of a class including all persons who directly or indirectly purchased polyester staple fiber similarly affected by such alleged conduct. The plaintiffs in most cases seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief.

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

The Company incurred costs related to the U.S. Department of Justice investigation of $1,226, or $0.02 per diluted share, and $1,208, or $0.02 per diluted share, for the three months ended September 30, 2003 and 2002, respectively, and $4,237 or $0.09 per diluted share, and $2,845 or $0.06 per diluted share, for the nine months ended September 30, 2003 and 2002, respectively.

During the nine months ended September 30, 2003, the Company reduced an accrued liability related to a legal claim from 1997, which increased earnings attributable to common stockholders by approximately $750, or $0.01 per diluted share.

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

Accumulated other comprehensive income (loss) is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $(2,227) and 3,809 for the three months ended September 30, 2003 and 2002, respectively, and $18,414 and ($184,280) for the nine months ended September 30, 2003 and 2002, respectively.

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

The FRPG manufactures:

  chemical-based polyester staple fibers for use in apparel, non-wovens, home products and industrial products, recycled-based polyester and nylon staple fibers for use in home products, non-wovens, industrial products, and recycled-based polyester and nylon engineering resins for use in the injection molding industry.

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

Three months ended September 30, 2003	Packaging Products Group	Fibers and Recycled Products Group	Total
Revenues	$144,245	$118,490	$262,735
Segment profit (loss)	2,075	(6,171)	(4,096)
Assets	435,623	508,126	943,748
Three months ended September 30, 2002
Revenues	$133,132	$124,201	$257,333
Segment profit (loss)	10,337	(2,155)	8,182
Assets	404,442	520,430	924,872
Nine months ended September 30, 2003
Revenues	$477,985	$357,341	$835,326
Segment profit (loss)	22,275	(13,072)	9,203
Nine months ended September 30, 2002
Revenues	$394,328	$371,003	$765,331
Segment profit (loss)	38,877	(617)	38,260

Following are the reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended September 30,	Nine Months Ended September 30,
Segment Profit (Loss)	2003	2002	2003	2002
Total for reportable segments	$ (4,096)	$ 8,182	$ 9,203	$ 38,260
Interest expense, net	(2,377)	(2,403)	(6,729)	(7,466)
Earnings (loss) from continuing operations before income taxes	$ (6,473) =======	$ 5,779 =======	$ 2,474 =======	$ 30,794 =======
Assets
Total for reportable segments	$943,748	$ 924,872
Corporate assets(1)	83,028	58,169
	$ 1,026,776 ========	$ 983,041 ========
(1)		Corporate assets include prepaid expenses, construction in progress, assets of the discontinued operations, and other assets not allocated to the segments.

ITEM 2.	WELLMAN, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

We are principally engaged in the manufacture and marketing of PermaClear® and EcoClear® brand PET (polyethylene terephthalate) packaging resins and high-quality polyester products, including Fortrel® brand polyester fibers. We believe we are the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At September 30, 2003, we had annual operating capacity to manufacture approximately 1.4 billion pounds of PET resins and 0.9 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe. For additional information, see "Discontinued Operations" below for information concerning businesses discontinued in the first quarter 2002.

Our operations are classified into two reportable operating segments: the Packaging Products Group (or PPG) and the Fibers and Recycled Products Group (or FRPG). Our PermaClear® PET and HP® resins are produced by the PPG from purified terephtalic acid (PTA) and monoethylene glycol (MEG), and EcoClear® PET resins are produced from a combination of chemical and post-consumer recycled raw materials. These resins are primarily used in the manufacture of plastic soft drink bottles and other food and beverage packaging. The FRPG produces Fortrel® and other fibers, which are primarily used in apparel, non-wovens, home products, and industrial products. These fibers are also produced from PTA and MEG. In addition, Fortrel® and other polyester and nylon for use primarily in home products, non-wovens, and industrial products are manufactured from recycled PET raw materials and other post-consumer and post-industrial materials.

Demand for both North American and global PET resins continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET. Demand for polyester fiber historically has been cyclical. It is subject to changes in consumer preferences and spending, retail sales patterns, and fiber and textile product imports. Imports of products throughout the textile chain continue to negatively impact the United States fiber markets, resulting in a downward trend for U.S. polyester fiber consumption, adversely affecting our profitability.

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

The initial liquidation preference of the Preferred Stock is $126.0 million and this will increase by 8.5% per year compounded quarterly for the first five years unless our consolidated net income for 24 consecutive quarters (excluding any changes in accounting principle after September 30, 2002, any beneficial conversion charges and any preferred stock dividends) is greater than $160.0 million. If that occurs, the accretion rate will become 7.25% and the holders of the Preferred Stock will participate with the common stock dividend. After the fifth anniversary, the holders of the Preferred Stock will be able to elect to receive cash dividends or continue to increase their liquidation preference. The rate will increase to 8.75% per year compounded quarterly at that time. If the holders of the Preferred Stock are not participating in the common stock dividend, or if the common stock dividend is less than $0.045 per share per quarter, then the rate will increase to 10% per year compounded quarterly. The Preferred Stock is also entitled to participate in any extraordinary dividends, and if there is a change of control within the first five years, then the liquidation preference of the Preferred Stock is adjusted as if it had been owned for five years.

The conversion price of the Preferred Stock is $11.25 per share. The conversion price will be reduced on the fourth anniversary of the issuance of the Preferred Stock if the volume-weighted average price of our common stock for the immediately preceding 60 consecutive trading days does not equal or exceed $23.00. The reduction will be equal to the excess of $23.00 over such average price, but the conversion price will not be reduced by more than $4.50. We can require conversion of the preferred stock at any time after the fifth anniversary of the preferred stock if the closing price of our common stock exceeds 125% of the conversion price for 30 consecutive trading days.

The holders of the Preferred Stock may convert shares of Preferred Stock into our common stock at any time after a conversion event occurs, as defined in the definitive securities purchase agreement. The Preferred Stock will become convertible in the fourth quarter of 2003 as a result of our publicly reporting cash earnings per share, as defined in the definitive securities purchase agreement, of less than $1.50 for the trailing four calendar quarters ending September 30, 2003, which is a conversion event.

One warrant to purchase 1,250,000 shares of our common stock expires on February 12, 2010 and another similar warrant to purchase the same number of shares expires on June 27, 2010.

As a result of this investment, assuming exercise of all warrants for cash, Warburg Pincus VIII owns approximately 30% of our outstanding voting securities on an as-converted basis (assuming a conversion price of $11.25 per share) and has the right to appoint two members (20%) of our Board of Directors. This amount is subject to increase under certain conditions to a maximum of approximately 49% of our outstanding common stock during the next five years.

The Preferred Stock was initially reflected on our financial statements at $121.1 million, which is a discount of $4.9 million from its initial liquidation value of $126.0 million. Since, at the end of the seventh year, the holders of the Preferred Stock can require us to remarket the Preferred Stock by increasing its dividend rate until its market value is its liquidation value, the discount will be accreted and recorded as a reduction of earnings attributable to common stockholders ratably for a period of seven years from the date of issuance. The warrants are immediately included in the computation of diluted earnings per share using the treasury stock method, and therefore become dilutive only when the market price of our common stock is above their exercise price.

The initial convertible subordinated investment of $20.0 million was issued with a conversion price per share less than the closing price of our common stock at the date of issuance. As a result, we incurred a non-cash beneficial conversion feature amount ("BCF") of $1.9 million in connection with the issuance of the note that was converted to Preferred Stock. This is the difference between the market price of our common stock on the date of issuance and the conversion price on that date multiplied by the number of shares issued as if the note were converted on that date. We also incurred a BCF of $2.4 million as a result of issuing 9,366,667 shares of Preferred Stock since the effective conversion price, after adjusting for the value assigned to the warrants, was less than the market price on the date of issuance. These amounts will result in a non-cash reduction of earnings (loss) attributable to common stockholders in the fourth quarter of 2003 when the Preferred Stock becomes convertible into common stock.

OTHER COST REDUCTIONS

During the third quarter of 2003, we announced and implemented reductions in compensation and benefit costs. This action was in response to reduced profitability as a result of increased raw material costs, recent declines in PET resin prices, and continuing declines in the fiber business. These compensation and benefit reductions were implemented at all levels of the Company, including senior management.

In addition, we are in the process of implementing other cost saving measures. For additional information, see "Outlook" below.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (or FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by the primary beneficiary which is the company subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. These variable interest entities are commonly referred to as special-purpose entities The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The FASB is currently addressing implementation issues associated with FIN 46 and is expected to issue a modification by the end of December 2003.

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

We have one joint venture with total assets of approximately $0.1 million at September 30, 2003 that is expected to be consolidated under FIN 46. The adoption of FIN 46 as it is currently written is not expected to have a significant impact on our financial statements.

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

IDLE ASSETS

We completed the construction of our Pearl River facility in 2000. This facility consists of two resin lines and one staple fiber line. In December 2000, we idled the staple fiber line principally because of the over-supply of polyester staple fiber in the United States. Since this line is depreciated using the units of production depreciation method, no depreciation expense has been charged with respect to this line since December 2000. It has a net book value of approximately $192.0 million at September 30, 2003. In June 2002, Wellman announced plans to modify the polyester fiber line to enable it to produce either solid stated PET resin or polyester fiber. This will allow us to take advantage of the expected growth in the PET resins industry, while maintaining our ability to respond to future fiber needs. In November 2003, we announced a delay of the planned startup until 2006 when industry PET resin capacity utilization is expected to be higher.

We performed an impairment analysis at September 30, 2003 of the Pearl River facility in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 and determined that the assets were not impaired. Our analysis demonstrated that we had no impairment because this facility is expected to generate sufficient cash flow during its useful life provided our future average margins do not decline by more than 23% from our average margins in the prior four quarters. Our analysis assumed a minimum operating rate of 85% of stated annual production capacity.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Total net sales from continuing operations for the three months ended September 30, 2003 increased $5.4 million, or 2.1%, to $262.7 million from $257.3 million for the corresponding period in 2002 due to the following:

	PPG	FRPG	TOTAL
Foreign currency translation	$ 2.6	$ 3.4	$ 6.0
Net selling prices	0.4	0.8	1.2
Sales volumes	8.1	(9.9)	(1.8)
	$ 11.1 ====	$ (5.7) ====	$ 5.4 ======

PPG sales volumes increased due to the previously mentioned continued demand growth in the PET resin market. Sales volumes decreased in the FRPG due to the declining U.S. textile industry.

Total cost of sales from continuing operations for the three months ended September 30, 2003 increased $14.1 million, or 6.1%, to $246.2 million from $232.1 million for the corresponding period in 2002 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$ 10.8	$ (2.2)	$ 8.6
Plant added costs	4.7	(7.0)	(2.3)
Foreign currency translation	4.0	3.8	7.8
	$ 19.5 ====	$ (5.4) ====	$ 14.1 ====

Higher raw material costs for the PPG were the result of increased unit costs due to temporary supply pressures and higher crude oil and natural gas costs. The FRPG experienced the same higher unit costs for raw materials, but this effect was more than offset by lower production volumes. Total plant added costs for the FRPG were lower as a result of our on-going cost reduction efforts and lower production levels.

As a result of the foregoing, gross profit decreased $8.7 million, or 34.5%, to $16.5 million compared to $25.2 million in the 2002 period. The gross profit margin was 6.3% in the 2003 period compared to 9.8% in the 2002 period.

Selling, general and administrative expenses were $20.3 million, or 7.7% of net sales, in the 2003 period compared to $16.9 million, or 6.6% of net sales, in the 2002 period. Included in selling, general and administrative expenses was $3.3 million of additional expense for uncollectible accounts receivable in the third quarter of 2003 as compared to the 2002 period. Our textile customer base continues to face competitive challenges presented by the imports of textile and apparel finished goods, adversely affecting their profitability. Three of our FRPG customers filed bankruptcy proceedings during the third quarter of 2003. The additional expense was recorded based on developments during the third quarter of 2003 that reduced our expectations on these trade accounts receivable and other changes in estimates of amounts to be realized on the remaining trade receivable balances at September 30, 2003. In addition, selling, general and administrative expenses included legal fees related to the Department of Justice investigation of the polyester staple fiber industry of $1.2 million for both the 2003 and 2002 periods.

During the first quarter of 2003, the FRPG adopted a plan to restructure its operations in order to reduce costs, improve profitability, reduce debt, and enhance stockholder value. We expensed termination costs of $0.3 million in the third quarter of 2003. For additional information, see note 6 to the Condensed Consolidated Financial Statements.

As a result of the foregoing, we reported an operating loss of $4.1 million in the 2003 period compared to operating income of $8.2 million in the 2002 period.

Net interest expense was $2.4 million in both the 2003 and 2002 periods.

Our effective tax rate for the three months ended September 30, 2003 on the loss from continuing operations was 28.6% compared to 18.5% on income from continuing operations for the three months ended September 30, 2002. The principal items affecting our rate were foreign earnings, which are taxed at rates lower than U.S. rates, and the change from a net earnings to a net loss position.

As a result of the private equity investment, we recorded accretion of the preferred stock liquidation preference and of the discount related to the valuation of the common stock warrants of $2.9 million in the third quarter of 2003. For additional information on the preferred stock investment, see "Private Equity Investment" above.

As a result of the foregoing, the net loss attributable to common stockholders from continuing operations was $7.5 million, or $0.24 per diluted share, for the 2003 period, compared to net earnings attributable to common stockholders of $4.7 million, or $0.15 per diluted share.

We reported a net loss attributable to common stockholders from discontinued operations of $0.2 million, or $0.01 per diluted share, for the three months ended September 30, 2002. In March 2002, we adopted a plan to sell our partially oriented yarn (POY) business, which was sold in June 2002, and our small recycled fine denier polyester staple fiber business, which was sold in March 2003. For additional information, see "Discontinued Operations" above and note 3 to the Condensed Consolidated Financial Statements.

As a result of the foregoing, we reported a net loss attributable to common stockholders of $7.5 million, or $0.24 per diluted share, for the three months ended September 30, 2003 compared to net income attributable to common stockholders of $4.5 million, or $0.14 per diluted share, for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Total net sales from continuing operations for the nine months ended September 30, 2003 increased $70.0 million, or 9.1%, to $835.3 million from $765.3 million for the corresponding period in 2002 due to the following:

	PPG	FRPG	TOTAL
Net selling prices	$ 33.3	$ 7.1	$ 40.4
Sales volumes	41.0	(34.8)	6.2
Foreign currency translation	9.3	14.1	23.4
	$ 83.6 ====	$ (13.6) ====	$ 70.0 ====

PPG sales volume increased due to the previously mentioned continued demand growth in the PET resin market. Sales volumes decreased in the FRPG due to the declining U.S. textile industry.

Total cost of sales from continuing operations for the nine months ended September 30, 2003 increased $89.9 million, or 13.3%, to $765.3 million from $675.4 million for the corresponding period in 2002 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$ 74.8	$ (3.9)	$ 70.9
Plant added costs	16.0	(18.5)	(2.5)
Foreign currency translation	8.8	12.7	21.5
	$ 99.6 ====	$ (9.7) ====	$ 89.9 ====

Higher raw material costs for the PPG were the result of increased unit costs due to temporary supply pressures and higher crude oil and natural gas costs. The FRPG experienced the same higher unit costs for raw materials, but this effect was more than offset by lower production volumes. Total plant added costs for the FRPG were lower as a result of our on-going cost reduction efforts and lower production levels.

As a result of the foregoing, gross profit decreased $19.9 million, or 22.1%, to $70.0 million compared to $89.9 million in the 2002 period. The gross profit margin was 8.4% in the 2003 period compared to 11.8% in the 2002 period.

Selling, general and administrative expenses were $57.8 million, or 6.9% of net sales, in the 2003 period compared to $51.3 million, or 6.7% of net sales, in the 2002 period. Included in selling, general and administrative expenses was $3.2 million of additional expense for uncollectible accounts receivable in the 2003 period as compared to the 2002 period. Our textile customer base continues to face competitive challenges presented by the imports of textile and apparel finished goods, adversely affecting their profitability. Seven of our FRPG customers filed bankruptcy proceedings during the 2003 period. Additional expense was recorded based on developments during the 2003 period that reduced our expectations on these trade accounts receivable and other changes in estimates of amounts to be realized on remaining trade receivable balances at September 30, 2003. In addition, selling, general and administrative expenses increased in the 2003 period due to higher professional fees principally related to the Department of Justice investigation of the polyester staple fiber industry ($1.4 million), consulting fees associated with our on-going cost reduction program ($1.1 million), and increased costs in our FRPG ($0.6 million).

We recorded amortization of deferred compensation of $1.4 million in the 2003 period primarily due to the accelerated vesting of outstanding stock options as a result of the change in control provisions included in our stock option plans, that were triggered by the private equity investment. For additional information on the private equity investment, see "Private Equity Investment" above.

During the first quarter of 2003, the FRPG adopted a plan to restructure its operations in order to reduce costs, improve profitability, reduce debt and enhance stockholder value. We expensed termination costs of $1.6 million in the first nine months of 2003. For additional information, see note 6 to the Condensed Consolidated Financial Statements.

As a result of the foregoing, we reported operating income of $9.2 million in the 2003 period compared to $38.3 million in the 2002 period.

Net interest expense was $6.7 million in the 2003 period compared to $7.5 million in the 2002 period. The decrease is due to a lower average debt balance and lower average interest rates during the 2003 period.

Our effective tax rate for the nine months ended September 30, 2003 on earnings from continuing operations was 44.5% compared to 25.0% on income from continuing operations for the three months ended September 30, 2002. The principal items affecting our rate were foreign earnings, which are taxed at rates lower than U.S. rates, and the reduction in earnings from continuing operations.

As a result of the private equity investment, we recorded accretion of the preferred stock liquidation preference and of the discount related to the valuation of the common stock warrants of $3.0 million in the nine months ended September 30, 2003. For additional information on the preferred stock investment, see "Private Equity Investment" above.

As a result of the foregoing, the net loss attributable to common stockholders from continuing operations was $1.6 million, or $0.05 per diluted share, for the 2003 period, compared to net earnings attributable to common stockholders of $23.1 million, or $0.72 per diluted share.

We reported net earnings attributable to common stockholders from discontinued operations of $0.1 million, or $0.0 per diluted share, for the nine months ended September 30, 2003 compared to a net loss attributable to common stockholders from discontinued operations of $23.7 million, or $0.74 per diluted share, for the nine months ended September 30, 2002. In March 2002, we adopted a plan to sell our partially oriented yarn (POY) business, which was sold in June 2002, and our small recycled fine denier polyester staple fiber business, which was sold in March 2003. For additional information, see "Discontinued Operations" above and note 3 to the Condensed Consolidated Financial Statements.

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

As a result of the foregoing, we reported a net loss attributable to common stockholders of $1.5 million, or $0.05 per diluted share, for the nine months ended September 30, 2003 compared to $197.7 million, or $6.17 per diluted share, for the nine months ended September 30, 2002.

OUTLOOK

The following statements are forward-looking and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

PET resin margins declined during the third quarter because of industry capacity additions during the third quarter 2003, volatile raw material prices, customers reducing their inventory levels and poor weather conditions, especially in the Eastern part of the United States. While margins were low at the end of the third quarter, we expect lower margins in the fourth quarter due to higher raw material costs and producers attempting to place 2004 volumes. While we expect volumes in the fourth quarter 2003 to exceed volumes in the third quarter 2003, we expect PET resins profitability to decline.

Projected demand growth for 2004 and 2005 should result in improved industry capacity utilization, compared to the second half of 2003, which is expected to lead to improved profitability. No new PET resin capacity additions are expected in the North American Free Trade Agreement (NAFTA) region before 2006. We expect the markets for our chemical raw materials to continue to tighten over the next several years. If this occurs, world parity in raw materials costs and higher capacity utilization in the NAFTA PET resins market could lead to an overall improvement in PET resins economics for the next several years. We believe the long-term outlook for PET resins is positive.

Fourth-quarter 2003 sales volume in our domestic fibers business is expected to be slightly lower than third quarter 2003 due to the usual seasonal slowness and the expected increase of imports of fiber, textiles and apparel. Raw material cost increases in our domestic fibers business, especially in the recycled fibers business, could have a negative impact on profitability.

We are in the process of implementing Company-wide cost reduction initiatives, which include a first plan announced in the first quarter of 2003 and a second plan announced in November 2003. Cost savings from the second plan will result from eliminating levels of management, reducing the number of employees, lowering overall compensation costs, lowering manufacturing costs and other organizational and administrative consolidations and changes. We do not expect significant savings related to the second plan in the fourth quarter of 2003 compared to the third quarter of 2003. However, we expect savings related to the second plan of at least $20 to $25 million in 2004 compared to 2003. For further information on both plans, see note 6 to the Condensed Consolidated Financial Statements.

In addition, we announced that we would postpone the modification of the idle fiber line at our Pearl River facility to a swing line that would enable this line to produce either polyester staple fiber or PET resin. The completion of the modification is now targeted for 2006 when we expect the PET resin capacity utilization rate will be higher.

In the fourth quarter, our preferred stock becomes convertible to common stock. This will result in a non-cash beneficial conversion charge of $4.2 million that will reduce the earnings attributable to common stockholders. We will compute diluted earnings per share in the future using the if-converted method for determining weighted average shares outstanding if it is dilutive.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operations, including both continuing and discontinued operations, was $8.1 million for the nine months ended September 30, 2003, compared to net cash provided by operations of $84.8 million for the nine months ended September 30, 2002. The change is primarily due to reduced earnings from continuing operations, an aggressive inventory reduction program in 2002 and higher accounts receivable. The increase in accounts receivable is due primarily to higher volumes in our PPG, increased net selling prices in both the PPG and the FRPG, and a reduction in the amounts utilized under our receivables securitization.

Net cash used in investing activities amounted to $9.4 million for the nine months ended September 30, 2003, compared to $13.8 million for the nine months ended September 30, 2002. Capital expenditures were $10.5 million in 2003 compared to $15.3 million in 2002.

Net cash provided by financing activities amounted to $18.8 million for the nine months ended September 30, 2003, compared to net cash used in financing activities of $72.9 million for the nine months ended September 30, 2002. We had net repayments under long-term debt of $82.6 million for the nine months ended September 30, 2003, compared to repayments of $64.8 million for the nine months ended September 30, 2002. We received proceeds of $126.0 million from the sale of preferred stock and issuance of common stock warrants, which were used primarily to pay down existing debt. For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Private Equity Investment". During the first quarter of 2003, we repaid a $50.0 million private placement to Prudential Insurance Company on its scheduled maturity date and prepaid approximately $10.0 million in Industrial Revenue Development Bonds that was required as a result of the March 2003 sale of our Marion facility. We elected to redeem $40.2 million of our Industrial Revenue Development Bonds on August 18, 2003. Financing for this redemption was provided by cash from third-quarter operations and the Credit Facility.

In June 2003, we refinanced our $275.0 million unsecured senior revolving credit facility. The new $275.0 million three-year revolving credit facility (the "Credit Facility"), which matures in June 2006, has no scheduled principal repayments.

In October 2003, we terminated swaps that effectively converted $40.0 million of fixed-rate debt to floating rate debt at an effective rate of six-month Libor plus 1.42%. The termination of the swaps resulted in a gain of $4.1 million that will be recognized as a reduction of interest expense over the remaining life of the debt.

Our debt agreements contain normal financial and restrictive covenants. The financial ratio covenants require a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") of 3.5 times, reducing to 3.0 times beginning the quarter ending June 30, 2004 and requires EBITDA to exceed 3.5 times interest expense. Other covenants include a minimum trailing four-quarter EBITDA of $75.0 million through December 31, 2003, a maximum leverage ratio of 55% and total indebtedness limitations. All of the terms herein are defined in the relevant debt agreements.

In determining our compliance with EBITDA-based covenants in certain debt agreements, EBITDA may be adjusted for any unusual or nonrecurring charges designated as such by our Board of Directors and included in our Condensed Consolidated Statement of Operations and separately disclosed in the footnotes to our financial statements. EBITDA for the trailing four-quarters ended September 30, 2003 satisfied the EBITDA-based covenants.

On October 27, 2003, Standard & Poor's changed our rating from BB+ to BB-, both with a negative outlook. We are rated Ba2 with a stable outlook by Moody's. On October 30, 2003 Moody's placed our rating under review for a possible downgrade. As a result of the double downgrade by Standard & Poor's, we are required to provide additional information and put service agreements in place under the terms of our sale and leaseback transaction. We are required to grant a lien on some of our assets to secure our obligations under the service agreements. (For additional information on our sale and leaseback transaction, see note 4 to the Condensed Consolidated Financial Statements.)

If we have not received an investment grade rating from Standard & Poor's and Moody's before March 31, 2004, we are required to provide a security interest in substantially all of our domestic assets to our senior lenders.

We were in compliance with all covenants as of September 30, 2003. However, if current business conditions continue, or certain events occur (including those set forth in "Forward Looking Statements, Risks and Uncertainties" below), we will breach covenants in our debt agreements and/or contractual obligations. In addition, if we do not provide additional information or enter into service agreements or grant the liens referred to above, we will breach covenants in our sale and leaseback transaction. If any of the aforementioned events occur and we are not able to amend our debt agreements and/or our contractual obligations or obtain waivers, some or all of our debt and/or contractual obligations would immediately become due and payable, and we would be required to refinance some or all of our debt and contractual obligations. If we successfully refinanced these obligations, and there is no certainty this would occur, we would incur increased costs and some or all of the contractual obligations would be classified as debt on our balance sheet.

For additional information concerning our capital resources and liquidity, including descriptions of our debt facilities, attributable funding, other commitments and contractual obligations, see Tables I and II in Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our annual report on Form 10-K/A for the year ended December 31, 2002. These tables include commitments and other contractual obligations, including those with unconsolidated entities or financial partnerships. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" that establishes new criteria for determining if variable interest entities should be consolidated. For additional information, including the impact on our Consolidated Financial Statements, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Recently Issued Accounting Pronouncements." Historically, we have been able to pay, renew or refinance these contractual obligations in advance of their termination dates. See "Forward-Looking Statements; Risk and Uncertainties."

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

For information about our derivative financial instruments, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Form 10-K/A for the year ended December 31, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Based on an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that there is a reasonable assurance that the Company's disclosure controls and procedures, as defined in Rules 13a--14(c) and 15d -- 14(c) promulgated under the Securities Exchange Act of 1934, are effective.

(b)

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2001, we received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. We have cooperated and continue to cooperate with the investigation by producing documents in response to this subpoena. In September 2002 the U.S. Department of Justice announced the indictment of a former sales manager of one of our competitors for conspiring to fix prices and allocate customers for polyester staple fiber beginning in September 1999 and ending in January 2001. On October 31, 2002, the U.S. Department of Justice announced that it was filing informations against another competitor and one of its former officers as a result of their agreement to plead guilty to participating in a conspiracy to fix prices and allocate customers in the polyester staple fiber industry. On October 2, 2003, the trial of the former sales manager of one of our competitors concluded with a verdict of not guilty on all charges. Neither we nor any of our employees have been charged with any wrongdoing, and we vehemently deny that we or any of our employees have engaged in price fixing or customer allocation.

Following the disclosure of the investigation, the indictment of a competitor's employee and the informations and guilty pleas of another competitor and its employee, the producers of polyester staple fiber, including Wellman, have been named in various civil actions asserting claims substantially based on the indictment and informations. These proceedings are summarized below.

Wellman and certain other companies have been named as defendants in thirty federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. The plaintiffs voluntarily dismissed nine of those lawsuits on October 3, 2003. In each remaining lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. In ten of the cases, the plaintiff purports to represent a class of all persons who directly purchased polyester staple fiber and were similarly affected by such alleged conduct. Eleven of the cases are brought by plaintiffs who do not purport to represent a class. All of the federal plaintiffs seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. The federal suits were originally filed in the U.S. District Court for the Middle District of Alabama, U.S. District Court for the Northern District of California, U.S. District Court for the Middle District of Georgia, U.S. District Court for the District of New Jersey, U.S. District Court for the Middle District of North Carolina, U.S. District Court for the Western District of North Carolina and U.S. District Court for the District of South Carolina. The Judicial Panel on Multi-District Litigation ruled on April 22, 2003 to transfer all the federal cases to the Western District of North Carolina for coordinated or consolidated pretrial proceedings.

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

Wellman and certain other companies were named in an action filed in the Superior Court of Justice for Ontario, Canada, by a plaintiff purporting to represent a class of direct and indirect purchasers of polyester staple fiber. This complaint asserts claims under Canadian law. It contains three counts that ask for compensatory damages of Cdn. $50 million each. The extent to which these three counts are duplicative and overlapping is unclear. The complaint also contains one count asking for punitive damages of Cdn. $10 million. Additionally, Wellman and certain other companies were also named in an action filed in the Supreme Court of British Columbia, Canada, by a plaintiff purporting to represent a class of direct and indirect purchasers of polyester staple fiber. This complaint also asserts claims under Canadian law and requests compensatory, punitive and special damages, but does not allege a specific dollar amount in damages. Finally, Wellman and certain other corporations were named in an action filed in the Superior Court for Quebec, Canada. This complaint asserts claims under Canadian law seeking compensatory damages of Cdn. $15 million and punitive damages of Cdn. $5 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our Annual Meeting of Stockholders was held on August 5, 2003.
(b)	See (c) 1. Below for the names of each director elected at the meeting.
(c)	At the Annual Meeting of Stockholders, the stockholders voted on the following matters:
1.

The vote for election of eight directors by Stockholders of common stock to serve for a term of one year, expiring at the 2004 Annual Meeting of Stockholders, or until their successors are elected and qualified was as follows:

Name	For	Against/Withheld
Thomas M. Duff	27,861,385	658,501
James B. Baker	28,011,239	508,647
Clifford J. Christenson	28,048,921	470,965
Richard F. Heitmiller	28,078,135	441,751
Gerard J. Kerins	28,049,292	470,594
James E. Rogers	27,970,655	549,231
Marvin O. Schlanger	28,047,092	472,794
Roger A. Vandenberg	27,988,369	531,517
As a result, all of the above nominees were elected to the Board. (*)

2.

The vote for election of two directors by stockholders of Preferred Stock to serve for a term of one year, expiring at the 2004 Annual Meeting of Stockholders, or until their successors are elected and qualified was as follows:

Name	For	Against/Withheld
David A. Barr Oliver M. Goldstein	11,202,143 11,202,143	0 0

3.

The vote for the proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to examine our consolidated financial statements for the fiscal year ending December 31, 2003: 38,778,837 votes cast for, 894,414 votes cast against, 48,778 abstentions. As a result, the Board's selection of Ernst & Young LLP was approved. (*)

(*)

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

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

(1)	The Company filed a Form 8-K on July 25, 2003 for the purpose of disclosing its financial results for the third quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 13, 2003	WELLMAN, INC. By /s/ Keith R. Phillips________________________ Chief Financial Officer and Vice President (Principal Financial Officer)
Dated November 13, 2003	By /s/ Mark J. Ruday_________________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)