Form 10-K
period 2003-12-31
WELLMAN INC
filed 2004-03-15
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10033

Wellman, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-1671740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Shrewsbury Avenue Shrewsbury, New Jersey (Address of principal executive offices)	07702 (Zip Code)

Registrant’s telephone number, including area code:

(732) 212-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

          Aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $11.20 per share (the closing price of such stock on June 30, 2003 on the New York Stock Exchange), as of the last day of the registrant’s most recently completed second fiscal quarter:     $347,444,698.

          The number of shares of the registrant’s Class A Common Stock, $.001 par value, and Class B Common Stock, $.001 par value, outstanding as of March 1, 2004 was 31,889,147 and 0, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

          1. Proxy Statement for the 2004 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 29, 2004) is incorporated by reference in Parts II and III hereof.

PART I

Item 1.	Business

      We are principally engaged in the manufacture and marketing of high-quality PermaClear® and EcoClear® brand PET (polyethylene terephthalate) packaging resins, Fortrel® brand polyester staple fibers and Wellamid® engineering resins. We believe we are the world’s largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations.

Recent Developments

Closing of $625 Million Financing Arrangements

      Subsequent to year-end, on February 10, 2004, we closed on $625 million of new debt financings. This consisted of a five-year $175 million Revolving Credit Facility with an annual interest rate of LIBOR plus 250 basis points on outstanding borrowings, a five-year $185 million First Lien Term Loan with an annual interest rate of LIBOR plus 400 basis points and a six-year $265 million Second Lien Term Loan with an annual interest rate of LIBOR plus 675 basis points. The term loans have a LIBOR floor of 200 basis points. These financings are secured primarily by our domestic assets. The net proceeds from these credit facilities were used to repay substantially all of our existing indebtedness, to satisfy contractual obligations, to pay related costs, and to provide working capital.

      We expect to incur approximately $47 million in pre-tax charges, or approximately $0.95 per diluted share after tax, in the first quarter of 2004, resulting from costs associated with our prior financings that were repaid. These charges are principally the result of prepayment penalties associated with repayment of our private placement notes, waiver fees and other expenses related to financings that were repaid, charges associated with the termination of the sale and leaseback transaction, and the write-off of unamortized financing costs. On February 10, 2004 we had approximately $490 million in total outstanding long-term debt, net of original issue discount of approximately $5 million. For additional information related to the new financings, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” and note 10 to the Consolidated Financial Statements.

Impairment Charge

      In December 2003, based on management’s recommendation, our Board of Directors approved the abandonment of the polyester staple fiber spinning and drawing equipment at our Pearl River facility. This spinning and drawing equipment, along with the related polymerization assets, was idled in December 2000, principally because of the expected over-supply of polyester staple fiber in the United States. The Board of Directors’ decision to abandon the polyester staple fiber spinning and drawing equipment was based on the determination that a conversion to PET resin production would be the most profitable use of the related polymerization assets that were idled. Subject to final approval by our Board of Directors, we plan to complete the conversion and begin production using the converted assets in 2006.

      As a result of this decision, we recorded a non-cash impairment charge of $135 million ($88 million after tax or $2.79 per diluted share) in the fourth quarter of 2003. This charge represents a reduction in the carrying value of the abandoned polyester staple fiber spinning and drawing assets at our Pearl River facility to their estimated fair value. For additional information on the impairment charge, see note 1 to the Consolidated Financial Statements.

Restructuring and Other Cost Reductions

      We have historically focused on continuous process improvements and have successfully implemented cost reduction initiatives. Since 1999, we have reduced domestic headcount by 29%, while increasing production by 13% and pounds per employee by 38% over the same period. During 2003, we announced additional cost reduction plans as part of our on-going low cost business strategy and in response to reduced profitability. For additional information on reduced profitability, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The three plans announced in 2003 are as follows:

January 2003

      In January 2003, the FRPG commenced a plan to restructure its operations, which included a reduction in the number of employees and other cost savings initiatives at our three fiber manufacturing facilities. We recorded termination costs of approximately $2 million in our FRPG segment related to this plan, which was fully implemented in 2003. This plan has resulted in approximately $7 million of realized savings in controllable costs in 2003 compared to the prior year.

July 2003

      In July 2003, we announced and implemented reductions in compensation and benefit costs. These compensation and benefit reductions were implemented at all levels, including senior management. As part of this cost reduction effort, some employer contributions to our defined contribution plans were suspended.

November 2003

      In November 2003, we announced a third plan with cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. We incurred severance and other termination costs of approximately $8 million in the fourth quarter of 2003 associated with this plan.

      These last two cost reduction plans resulted in approximately $8 million of realized savings in controllable costs in the second half of 2003 as compared to our cost structure during the second quarter of 2003. In addition, we expect a reduction in controllable costs of approximately $27 million in 2004 compared to 2003 levels, with an additional $6 to $11 million of cost reductions in 2005. By 2005, we expect total cost savings annually of $41 to $46 million as compared to our cost structure in the second quarter of 2003. These plans will result in a total headcount reduction of approximately 400 employees by the end of 2004. Of these reductions, approximately 70% were implemented by the end of 2003. For additional information, see note 8 to the Consolidated Financial Statements.

Products and Markets

      Our operations are classified into two reportable operating segments: the Packaging Products Group (PPG) and the Fibers and Recycled Products Group (FRPG).

      The following table presents the combined net sales and percentage of net sales for our reportable operating segments for each of the three years in the period ended December 31, 2003. In the table, we have eliminated intersegment sales and applied historical exchange rates to the data. These eliminations are not material.

	2003		2002		2001

	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total

	($ in millions)
PPG	$632.0	57.0%	$524.8	51.8%	$533.2	52.8%
FRPG	477.3	43.0	489.2	48.2	476.4	47.2

Total	$1,109.3	100.0%	$1,014.0	100.0%	$1,009.6	100.0%

      The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in note 1 to the Consolidated Financial Statements. The following table presents the operating profit (loss) and percentage of operating profit (loss) for our reportable operating segments for each of the three years in the period ended December 31, 2003. In the table, we have eliminated intersegment transactions and applied historical exchange rates to the data. These eliminations are not material.

	2003		2002		2001

	Operating		Operating		Operating
	Profit (Loss)%		Profit (Loss)%		Profit (Loss)%

	($ in millions)
PPG	$13.9	9.9%	$50.1	109.6%	$64.7	183.8%
FRPG	(154.9)	(109.9)	(4.4)	(9.6)	(29.5)	(83.8)

Total	$(141.0)	100.0%	$45.7	100.0%	$35.2	100.0%

      See note 18 to the Consolidated Financial Statements for reconciliations to corresponding totals in the Consolidated Financial Statements and additional information with regard to our reportable operating segments.

Packaging Products Group

      The PPG manufactures:

•	solid-stated and amorphous PET resin for use in the manufacture of soft drink bottles and other food and beverage packaging and

•	EcoClear® PET resin, utilizing recycled PET materials to meet customers’ recycled content requirements.

      These resins are produced domestically at our Palmetto, South Carolina and Pearl River, Mississippi facilities and internationally at our Emmen facility in the Netherlands.

      We sell our solid-stated PET resin primarily under the PermaClear® and PermaClear HP® brands.

      Customers include North American, South American and European-based manufacturers of various types of plastic containers. Six PPG customers represented approximately 59% of the PPG’s total net sales for 2003. The unexpected loss of any of these customers may result in a temporary reduction in sales and profitability of the PPG.

Fibers and Recycled Products Group

      The FRPG manufactures:

•	chemical-based polyester staple fibers for use in apparel, non-woven, home furnishing, and industrial products,

•	recycled-based polyester and nylon staple fibers for use in home furnishing, non-woven, and industrial products, and

•	recycled-based nylon and polyester engineering resins for use in the injection molding industry.

      Polyester staple fiber, FRPG’s primary product, is multi-strand fiber cut into short lengths to simulate certain properties found in natural fibers, such as cotton and wool, and/or to meet the end product needs of our customers. We market these products under the Fortrel® brand.

      Our chemical-based polyester staple fibers are manufactured at our Palmetto facility in Darlington, SC. Customers include integrated textile mills, yarn spinners, and non-woven operations that process polyester staple into yarn and/or fabric for a variety of applications, including apparel, home furnishing and industrial products.

      Domestically, we manufacture polyester staple fiber and nylon products from recycled raw materials at our facility in Johnsonville, SC. Our recycling operation in Johnsonville procures these materials and processes them into usable raw materials for our fiber and engineering resins businesses.

      In Europe, we manufacture polyester and nylon staple fiber from recycled raw materials at our production facility in Mullagh, Republic of Ireland. These fibers, used primarily in home furnishing, carpet, non-woven and industrial products, are exported primarily to the United Kingdom and continental Europe.

      Our Engineering Resins Division, located in Johnsonville, SC, manufactures and markets nylon and polyester engineering resins under the Wellamid®, EcoLon®, and WELLPET® brands to the injection molding industry. We produce these resins using virgin, post-consumer and post-industrial nylon compounded with various additives (glass, minerals, fire retardant, etc.) to impart desired performance characteristics. These resins are used primarily in automotive applications.

      No single customer accounted for 10% of FRPG’s sales in 2003.

Raw Materials

      Our PermaClear® PET resins are produced by the PPG from purified terephthalic acid (PTA) and monoethylene glycol (MEG). EcoClear® PET resins are produced from a combination of chemical and recycled raw materials. Our chemical-based polyester staple fibers are also manufactured from PTA and MEG. Domestically, we purchase PTA produced by BP Amoco Chemicals Inc., the primary domestic supplier, pursuant to long-term supply contracts. Domestic MEG is purchased under supply contracts with Equistar Chemicals, LP, BASF Corporation, and Dow Chemical. In Europe, we purchase PTA primarily from BP Amoco Chemicals, Inc. and MEG from Diolen Industrial Fibers (formerly Acordis). The prices of PTA and MEG have fluctuated in the past and are likely to continue to do so in the future.

      Our recycling-based fibers utilize two categories of recycled PET raw materials: post-consumer containers and post-industrial materials including some under long-term supply contracts. We purchase a portion of these materials from manufacturers that compete with us in the sale of fibers and resins. We obtain our domestic post-consumer PET bottles primarily from curbside recycling and deposit return programs. Post-industrial materials include off-quality or off-spec production, trim and other materials generated from fiber, resin, or film manufacturing processes. The raw material mix for our Johnsonville facility can be varied depending upon market conditions for the respective raw materials. Historically, the raw material mix has been approximately 50% post-consumer PET bottle flake and 50% post-industrial material. The prices of recycled raw materials are variable and determined by worldwide supply and demand.

      Our European operations purchase recycled raw materials in various forms throughout Europe. Post-consumer PET containers are primarily purchased from collection programs. These post-consumer containers are processed initially at our recycling facilities near Arnhem, the Netherlands, or Verdun, France.

      We believe that we are the world’s largest producer of polyester staple fiber made from recycled feedstocks and one of the world’s largest post-consumer PET bottle recyclers.

      For additional information on our raw materials, see “Forward Looking Statements; Risks and Uncertainties.”

Capital Investment Program

      Our capital expenditures in 2003 were approximately $15.5 million, compared to $21.7 million and $28.1 million for 2002 and 2001, respectively. In 2002, our capital expenditures included approximately $4.7 million of costs to convert fiber grade chip lines at our Palmetto facility to amorphous PET resin. Since completing the construction of the Pearl River facility in early 2000, our capital expenditures have declined significantly. The following table provides a breakdown of our capital expenditures:

Capital Expenditures Breakdown

	2003	2002	2001

	($ in millions)
Maintenance of business capital	$13.2	$15.5	$15.1
Replacement of assets due to production outage	—	—	9.9
Environmental, health and safety	0.6	0.9	1.2
Growth/new capacity	1.7	5.3	1.9

Total	$15.5	$21.7	$28.1

      For additional information on capital expenditures expected in 2004, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook.” For additional information on production outage, see note 9 to the Consolidated Financial Statements.

Sales and Marketing

      Our markets have historically displayed price and volume cyclicality. We sell to a diverse group of customers. Although no single customer represented more than 10% of our total net sales, six customers represented approximately 34% of our total net sales in 2003.

      Approximately 44 employees market the majority of our products. We also utilize representatives or agents for certain sales.

      Our PET resins are promoted through various activities, including advertising, sales promotions and market development, into a variety of markets, including carbonated soft drinks, juices, water, and food. We are actively involved with our customers in joint end-use product development efforts to meet the future needs of the food and beverage packaging markets.

      Both North American and global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET. Numerous factors affect the demand for PET resins, including substitution of packaging products from glass, aluminum, and paper into PET, consumer preferences and spending, general economic conditions, weather, and the export/ import trade balance of PET resin into the North American Free Trade Agreement (NAFTA) region. We do not expect a significant increase in imports of PET resins into NAFTA in 2004.

      Our polyester staple fibers are also promoted through various activities directed to our customers and to organizations downstream from our customers. These activities include advertising, sales promotion, market analysis and product development. As part of this effort, we encourage downstream purchasers of apparel, home furnishing and other products to specify to their suppliers the use of Fortrel® brand polyester staple fiber in their products.

      Numerous factors affect the demand for polyester staple fiber in our markets, including textile product imports, consumer preferences and spending, and retail sales patterns, which are driven by general economic conditions. Imports of products throughout the textile chain continue to impact the United States and European fiber markets, particularly the commodity textile fiber markets, adversely affecting operating results. A downturn in either the U.S., European, or global economy or an increase in imports of textile or polyester staple fiber products into the U.S. could adversely affect our business. Polyester textile fiber demand also may be influenced by the relative price of substitute fibers, most notably cotton.

      For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” and “Forward-Looking Statements; Risks and Uncertainties.”

Competitors

      Each of our major markets is highly competitive. We compete in these markets primarily on the basis of product quality, price, customer service, and brand identity.

      In North America, our primary competitors in the PET resins business are Eastman Chemical Co. (Voridian), KoSa, Gruppo Mossi and Ghisolfi (M&G), Nan Ya Plastics Corp. (Nan Ya), and DAK Americas. We believe we are currently the fourth-largest producer of PET resins in North America, representing approximately 15% of North American production capacity. In Europe, our main competitors in the PET resins business are Voridian, KoSa, DuPontSA, M&G, and Dow Chemical Co. Our share of the European PET resins market is less than 5%.

      Our primary domestic polyester staple fiber competitors are DAK Americas, Nan Ya, and KoSa. We believe we are currently the largest producer of polyester staple fiber in the United States with approximately 30% of U.S. production capacity. Our main European polyester staple fiber competitors are MonteFibre, DuPontSA and Trevira. We are the largest supplier of polyester staple fibers made from recycled materials and the largest supplier of polyester staple fiber for home furnishing and non-woven products. In 2003, we had approximately 19% of EU produced polyester staple fiber shipments.

      For additional information on competitors, see Item 7. “Forward-Looking Statements; Risks and Uncertainties.”

Research and Development

      We have approximately 66 employees devoted to research, development and technical service activities in our fibers and resins businesses. Research and development costs were approximately $14.9 million, $17.3 million and $14.6 million for 2003, 2002 and 2001, respectively.

Foreign Activities

      We operate in international markets. Since a large portion of our non-U.S. sales are in different currencies, changes in exchange rates may affect profitability and sales levels of these operations. In addition, fluctuations between currencies may also affect our reported financial results. Foreign exchange contracts and borrowings in local currencies are utilized to manage our foreign currency exposure. For additional information on these hedges, see Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” and note 17 to the Consolidated Financial Statements.

      Our foreign businesses are subject to certain risks common to foreign operations and investments in foreign countries, including restrictive action by local governments, limitations on repatriating funds and changes in currency exchange rates. See note 18 to the Consolidated Financial Statements and “Forward-Looking Statements; Risks and Uncertainties” for additional information relating to our foreign activities.

Employees

      The following table provides our approximate number of employees, at December 31, by year, in the U.S. and Europe:

Total Approximate
Number
Year	of Employees

2003	1,900
2002	2,200
2001	2,500
2000	2,600
1999	2,700

      At December 31, 2003, the Union of Needle Trades, Industrial and Textile Employees (UNITE) represented 492 employees, of which 281 were union members, at our Johnsonville, SC operations. This contract expires on May 1, 2005. In our European fiber business, four unions represented 252 of the 463 total employees at year-end 2003. The wage agreements with these unions expire on October 31, 2004. We have entered into an agreement with the unions at our European fiber business at December 31, 2003, whereby approximately 60 persons have accepted voluntary termination. These positions will be eliminated during the first half of 2004. We employ 75 people in our European PET Resins operation, with 50 represented by two unions whose contracts expire on April 30, 2004. We believe that relations with our employees are satisfactory. See “Forward-Looking Statements; Risks and Uncertainties.”

Environmental Matters

      Our facilities are subject to numerous existing and proposed laws and regulations designed to protect the environment from wastes, emissions and hazardous substances. We believe we are either in material compliance with all currently applicable regulations or are operating in accordance with the appropriate variances and compliance schedules or similar arrangements.

      For additional information relating to environmental matters, see Item 7. “Management’s Discussion and Analysis of Financial Position and Results of Operations — Environmental Matters,” “Forward-Looking Statements; Risks and Uncertainties,” and note 12 to the Consolidated Financial Statements.

Executive Officers of the Registrant

      Our current executive officers are as follows:

Name and Age	Position

Thomas M. Duff, 56	Chairman, Chief Executive Officer, and Director
Keith R. Phillips, 49	Vice President, Chief Financial Officer
Michael E. Dewsbury, 54	Vice President, PET Resins Division — U.S.
Audrey L. Goodman, 50	Vice President, Treasurer
Mark J. Ruday, 38	Vice President, Chief Accounting Officer and Controller
Joseph C. Tucker, 56	Vice President, Fibers and Recycled Products Group

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

      Michael E. Dewsbury. Mr. Dewsbury has been Vice President, PET Resins Division — U.S. since April 1999. Prior to that, he was Business Manager — PET Resins Division since joining us in September 1991.

      Audrey L. Goodman. Ms. Goodman has been Vice President, Treasurer since March 2001. She was Assistant Treasurer from May 1990 to March 2001.

      Mark J. Ruday. Mr. Ruday has been Vice President, Chief Accounting Officer and Controller since May 2003. Prior to that, he was the Business Operations Manager for the PET Resins Division — U.S. from March 1998 to May 2003 and was the PPG Controller from November 1995 through March 1998.

      Joseph C. Tucker. Dr. Tucker has been Vice President, Fibers and Recycled Products Group since November 2003. Prior to that, he was Vice President, Corporate Development since December 1997 and Vice President and General Manager of PET Resins-Europe from 1995 to 1997.

Available Information

      We make available free of charge, through the “Investor Relations — SEC Documents” section of our Internet website (www.wellmaninc.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the “SEC”). Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Wellman, Inc., that electronically file with the SEC at http://www.sec.gov.

Item 2.	Properties

      The location, principal products produced and stated annual production capacity of our major manufacturing facilities are set forth in the table below. Domestically, we have economic ownership of these properties and either own these properties or can acquire title for nominal consideration. We own all of our international properties listed below.

		Stated Annual
Location	Principal Products	Production Capacity

		(In millions of
		pounds)
Darlington, SC (Palmetto)	PET resins(1)	760
Hancock County, MS (Pearl River)	PET resins(2)	520
Emmen, the Netherlands	PET resins	120
Darlington, SC (Palmetto)	Polyester staple fiber	500
Johnsonville, SC	Polyester staple fiber	240
Mullagh, Ireland	Polyester staple fiber	175
Johnsonville, SC	Engineering resins	60

(1)	This includes 200 million pounds of amorphous PET resin capacity for external sales.

(2)	Excludes 300 million pounds of polymerization and polyester staple fiber production capacity. The polyester staple fiber spinning and drawing equipment was abandoned in 2003. See Item 1. “Recent Developments — Impairment Charge.”

Item 3.	Legal Proceedings

      In January 2001, we received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. We cooperated with the investigation by producing documents in response to this subpoena. In September 2002, the U.S. Department of Justice announced the indictment of a former sales manager of one of our competitors for conspiring to fix prices and allocate customers for polyester staple fiber beginning in September 1999 and ending in January 2001. On October 31, 2002, the U.S. Department of Justice announced that it was filing informations against another competitor and one of its former officers as a result of their agreement to plead guilty to participating in a conspiracy to fix prices and allocate customers in the polyester staple fiber industry. On October 2, 2003, the trial of the former sales manager of one of our competitors concluded with a verdict of not guilty on all charges. Neither we nor any of our employees have been charged with any wrongdoing, and we vehemently deny that we or any of our employees have engaged in price fixing or customer allocation.

      Following the disclosure of the investigation, the indictment of a competitor’s employee and the informations and guilty pleas of another competitor and its employee, the producers of polyester staple fiber, including Wellman, have been named in various civil actions asserting claims substantially based on the indictment and informations. These proceedings are summarized below.

      Wellman and certain other companies have been named as defendants in 32 federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. The plaintiffs voluntarily dismissed nine of those lawsuits on October 3, 2003. In each remaining lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. In ten of the cases, the plaintiff purports to represent a class of all persons who directly purchased polyester staple fiber and were similarly affected by such alleged conduct. Plaintiffs who do not purport to represent a class have brought 13 of the cases. All of the federal plaintiffs seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunctions against alleged illegal conduct and other equitable relief. The federal suits were originally filed in the U.S. District Court for the Middle District of Alabama, U.S. District Court for the Northern District of California, U.S. District Court for the Middle District of Georgia, U.S. District Court for the District of New Jersey, U.S. District Court for the Middle District of North Carolina, U.S. District Court for the Western District of North Carolina, U.S. District Court for the District of South Carolina and U.S. District Court for the Western District of Virginia. The Judicial Panel on Multi-District Litigation ruled on April 22, 2003 to transfer all the federal cases, except for two recently filed cases, where transfer has been requested, to the Western District of North Carolina for coordinated or consolidated pretrial proceedings.

      On January 20, 2004, a plaintiff who does not purport to represent a class filed a motion seeking leave to amend its complaint adding nine defendants. The proposed new defendants are various corporate entities and individuals, including two Wellman employees. The Court has yet to rule on the matter. On January 30, 2004, another plaintiff who does not purport to represent a class filed a lawsuit, which named as defendants Wellman, certain other companies and a number of individuals, including two Wellman employees.

      In addition to the direct purchaser actions discussed above, 38 purported class actions alleging violations of federal antitrust laws, state antitrust or unfair competition laws and certain state consumer protection acts have been filed in one federal court and various state courts on behalf of purported classes of indirect purchasers of polyester staple fiber products. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. One indirect purchaser case is pending in the U.S. District Court for the Western District of North Carolina and is subject to the order issued by the Judicial Panel on Multi-District Litigation for coordination or consolidation with the other federal cases. The rest of the indirect purchaser cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. The case filed in West Virginia was removed to federal court and subsequently remanded to the Circuit Court of Hancock County, West Virginia. The case filed in Wisconsin was removed to federal court and subsequently remanded to the Circuit Court for Dane County, Wisconsin. In all of these cases, the plaintiffs seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief.

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

      In addition to the foregoing, Wellman may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. Furthermore, the federal grand jury investigation is ongoing and additional indictments may result. We intend to vigorously defend against the civil claims and any civil or criminal claims or proceedings that may be brought against us in the future. Because of the uncertainties and complexity of the U.S. Department of Justice investigation and the related civil claims, we have not formed an opinion about whether these proceedings will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

     Market Information

      Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol WLM. The following table shows the high and low sales prices as reported by the NYSE and cash dividends paid per share of common stock for the last two fiscal years.

Year	High	Low	Dividend

2003
Fourth Quarter	$10.56	$7.57	$0.09
Third Quarter	$11.55	$7.29	$0.09
Second Quarter	$12.29	$9.47	$0.09
First Quarter	$14.07	$8.93	$0.09
2002
Fourth Quarter	$13.99	$9.20	$0.09
Third Quarter	$16.80	$13.05	$0.09
Second Quarter	$18.22	$14.89	$0.09
First Quarter	$16.98	$12.74	$0.09

      We had 866 holders of record as of March 1, 2004.

      See note 14 to the Consolidated Financial Statements for information regarding common stock rights associated with our common stock.

      In March 2004, we lowered our quarterly dividend rate to $0.05 per share for the dividend payable on March 15, 2004. We determined that this reduced dividend rate is appropriate considering our operating performance in the second half of 2003, our current debt level and focus on debt reduction, and the dividend levels of other companies.

Securities Authorized for Issuance Under Equity Compensation Plans

      “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for the 2004 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated by reference.

Recent Sales of Unregistered Securities and Revolving Credit Facilities

      On February 10, 2004, we completed $625 million of new debt financings. These financings consist of a five-year $175 million Revolving Credit Facility with an initial annual interest rate of LIBOR plus 250 basis points on outstanding borrowings, a five-year $185 million First Lien Term Loan with an annual interest rate of LIBOR plus 400 basis points, and a six-year $265 million Second Lien Term Loan with an annual interest rate of LIBOR plus 675 basis points. For additional information, see note 10 to the Consolidated Financial Statements.

      On June 27, 2003, we issued to Warburg Pincus Private Equity VIII, L.P. 11,202,143 shares of perpetual convertible preferred stock and two warrants to acquire a total of 2.5 million shares of our common stock that vested on that date. For additional information on the private equity investment, see note 3 to the Consolidated Financial Statements. The offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933 pursuant to the exemption under Section 4(2).

      On June 27, 2003, we entered into a three-year $275 million revolving credit facility with an annual interest rate of LIBOR plus 250 basis points on outstanding borrowings. All borrowings were repaid and commitments under this facility were terminated on February 10, 2004.

      On September 17, 2002 and December 20, 2001, we sold to John Hancock Life Insurance Company in private placements senior unsecured notes in the principal amounts of $25.0 million and $40.0 million, respectively. These notes had annual interest rates of 7.46% and 7.55%, respectively, and had maturities in 2009 and 2011, respectively. The offer and sale of these securities were exempt from the registration requirements of the Act pursuant to the exemption under Section 4(2). These notes were repaid in full on February 10, 2004.

      On November 16, 2001, we sold to Metropolitan Life Insurance Company in a private placement a senior unsecured note in the principal amount of $35.0 million. This note had interest at a floating rate based on LIBOR and had a maturity date in 2004. The offer and sale of this security were exempt from the registration requirements of the Act pursuant to the exemption under Section 4(2). This note was repaid in full on February 10, 2004.

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,

	2003	2002(2)	2001	2000	1999(3)

	(In thousands, except per share data)
Income Statement Data:
Net sales	$1,109,275	$1,013,968	$1,009,560	$1,021,543	$849,416
Cost of sales	1,028,672	898,745	902,239	890,341	757,524

Gross profit	80,603	115,223	107,321	131,202	91,892
Selling, general and administrative expenses	66,599	64,622	68,876	68,066	69,113
Impairment charge	135,307	—	—	—	—
Restructuring charges (benefit)	10,162	—	—	(793)	17,382
Provision for uncollectible accounts	3,520	4,212	112	148	1,292
Other expense (income), net(1)	5,972	701	3,100	(3,158)	8,779

Operating income (loss)	(140,957)	45,688	35,233	66,939	(4,674)
Interest expense, net	10,131	10,254	17,957	17,959	13,281

Earnings (loss) from continuing operations before income taxes	(151,088)	35,434	17,276	48,980	(17,955)
Income tax expense (benefit)	(54,391)	9,036	3,854	13,563	(5,705)

Earnings (loss) from continuing operations	(96,697)	26,398	13,422	35,417	(12,250)
Earnings (loss) from discontinued operations, net of tax	112	(23,651)	(5,033)	(2,649)	(946)

Earnings (loss) before cumulative effect of accounting change	(96,585)	2,747	8,389	32,768	(13,196)
Cumulative effect of accounting change, net of tax	—	(197,054)	—	—	(1,769)

Net earnings (loss)	$(96,585)	$(194,307)	$8,389	$32,768	$(14,965)

Net earnings (loss) attributable to common stockholders:
Net earnings (loss)	$(96,585)	$(194,307)	$8,389	$32,768	$(14,965)
Accretion of preferred stock and beneficial conversion charge	(10,112)	—	—	—	—

Net earnings (loss) attributable to common stockholders	$(106,697)	$(194,307)	$8,389	$32,768	$(14,965)

Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$(3.38)	$0.84	$0.43	$1.13	$(0.39)
Net earnings (loss) attributable to common stockholders from discontinued operations	—	(0.75)	(0.16)	(0.09)	(0.03)
Cumulative effect of accounting change	—	(6.24)	—	—	(0.06)

Net earnings (loss) attributable to common stockholders	$(3.38)	$(6.15)	$0.27	$1.04	$(0.48)

Basic weighted-average common shares outstanding	31,580	31,579	31,542	31,367	31,203

	Years Ended December 31,

	2003	2002(2)	2001	2000	1999(3)

	(In thousands, except per share data)
Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$(3.38)	$0.82	$0.42	$1.11	$(0.39)
Net earnings (loss) attributable to common stockholders from discontinued operations	—	(0.73)	(0.16)	(0.08)	(0.03)
Cumulative effect of accounting change	—	(6.16)	—	—	(0.06)

Net earnings (loss) attributable to common stockholders	$(3.38)	$(6.07)	$0.26	$1.03	$(0.48)

Diluted weighted-average common shares outstanding	31,580	32,015	32,031	31,884	31,203

Dividends(4)	$11,481	$11,467	$11,461	$11,390	$11,310

	December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Total assets	$1,117,069	$965,210	$1,234,430	$1,332,184	$1,329,387
Total debt	$370,992	$236,909	$333,144	$381,521	$405,974
Stockholders’ equity	$465,615	$426,698	$612,739	$625,525	$602,364

(1)	Other expense (income), net consisted of the following amounts for the periods indicated:

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

Legal costs related to the Department of Justice investigation of the polyester staple fiber industry	$6,014	$5,066	$3,800	$—	—
Non-capitalizable financing costs	2,219	—	—	—	—
Accelerated stock option vesting	1,156	—	—	—	—
Rebates from anti-dumping duties(a)	(3,417)	(4,365)	—	—	—
Property damage and other costs associated with production outages	—	—	9,900	—	8,779
Income from property damage claims & business interruption insurance	—	—	(10,600)	(5,140)	—
Charge to idle Pearl River assets	—	—	—	1,982	—

	$5,972	$701	$3,100	$(3,158)	$8,779

(a)	For additional information on anti-dumping duties, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued Dumping and Subsidy Offset Act (CDO) of 2000.”

(2)	Net loss for 2002 includes a cumulative effect of an accounting change of ($197,054) or $(6.16) per diluted share. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to the Consolidated Financial Statements.

(3)	Net loss for 1999 includes the cumulative effect of an accounting change of $(1,769), or $(0.06) per diluted share, relating to start-up activities.

(4)	Dividends paid were $0.36 per share in 2003, 2002, 2001, 2000, and 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      We are principally engaged in the manufacture and marketing of high-quality PermaClear® and EcoClear® brand PET packaging resins, Fortrel® brand polyester staple fibers and Wellamid® engineering resins. We believe we are the world’s largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At December 31, 2003, we had annual operating capacity to manufacture approximately 1.4 billion pounds of PET resins and 0.9 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe.

      Our operations are classified into two reportable operating segments: the Packaging Products Group (or PPG) and the Fibers and Recycled Products Group (or FRPG). Our PermaClear® PET resins are produced by the PPG from purified terephtalic acid (PTA) and monoethylene glycol (MEG) and EcoClear® PET resins are produced from a combination of chemical and recycled raw materials. These resins are primarily used in the manufacture of plastic soft drink bottles and other food and beverage packaging. The FRPG produces Fortrel® polyester staple fibers and other polyester and nylon staple fibers that are primarily used in apparel, non-woven, home furnishing and industrial products. These fibers are produced from PTA and MEG and recycled raw materials.

      Demand for both North American and global PET resins continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET. Demand for polyester staple fibers is subject to changes in consumer preferences and spending, retail sales patterns, and fiber and textile product imports. Imports of products throughout the textile chain continue to negatively impact the United States fiber markets, resulting in a downward trend for U.S. polyester staple fiber consumption, adversely affecting our operating results.

      Our profitability is primarily determined by our raw material margins, which is the difference between net selling prices and raw material costs. Both PET resin and polyester staple fiber raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A $.01 change in raw material margin on approximately 2.2 billion pounds of resin and fiber sales volume results in an annual change of approximately $22 million in pre-tax income.

      Selling prices and raw material costs each may be affected by actions of our competitors, global economic and market conditions, export and import activity, and the prices of competing materials.

      Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations.

Critical Accounting Policies and Estimates

      Our accounting policies are more fully described in note 1 of the Consolidated Financial Statements. As disclosed in note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Allowance for Doubtful Accounts

      We perform periodic credit evaluations of our customers’ financial condition. We have established an allowance for doubtful accounts based on our evaluation of the credit-worthiness of our customers and the potential risks inherent in their businesses. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, especially in light of the difficult economic conditions facing our customers. These judgments could vary significantly from actual amounts realized, resulting in changes in bad debt expense and allowances. The allowance for doubtful accounts will increase or decrease based on changes in specific events to specific customers. Specific events include bankruptcy filings, changes in the customers’ credit ratings and/or other information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We incurred expenses for uncollectible accounts of $3.5 million and $4.2 million in years ending December 31, 2003 and 2002, respectively.

Inventory Valuation

      Inventories are stated at the lower of cost or market. Cost is principally determined by the first-in, first-out method. The physical condition (i.e., quality) of the inventories is also considered in establishing the valuation. These judgments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements for various reasons, including changes in future economic conditions, customer inventory levels, or competitive conditions that differ from our expectations. Changes in our inventory valuation resulting from such variances would affect our cost of sales.

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

      In 2002, we recorded certain assets of our FRPG segment as held for sale. When an asset is held for sale, it is measured at the lower of its carrying amount or estimated fair value less costs of disposal. The fair value of the assets could differ from actual amounts received upon disposal. For additional information on assets held for sale in 2002 and their ultimate disposition, see note 2 to the Consolidated Financial Statements.

      In December of 2003, we recorded a pre-tax impairment charge of $135.3 million, or $2.79 per diluted share after tax, in order to reduce the carrying value of our abandoned polyester staple fiber spinning and drawing equipment at our Pearl River facility to its estimated fair value. For additional information, see Item 1. “Recent Developments-Impairment Charge.”

Goodwill and Other Intangibles

      Through December 31, 2001, we amortized goodwill on a straight-line method over periods ranging from 30 to 40 years. Effective January 1, 2002, we were required to adopt SFAS No. 142 “Goodwill and Other Intangible Assets.” See note 2 to the Consolidated Financial Statements. Based on this standard, goodwill is no longer amortized, but is tested at least annually at the reporting unit level for impairment. Goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. The fair value is determined based on the present value of estimated future discounted cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. A comparison is then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. If the implied fair value is less, an impairment loss equal to the difference is recognized. This implied fair value then becomes the new carrying value of the goodwill for future impairment tests.

      The estimate of future discounted cash flows is based upon, among other things, certain assumptions about future operating performance. Our estimates of future discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, our business model, or our operating performance.

Deferred Tax Assets

      We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize the recorded value of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax assets would increase earnings in the period such determination was made.

Pension Benefits

      We have defined benefit plans and defined contribution pension plans that cover substantially all employees. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability (asset) related to the defined benefit plans. Key factors include assumptions about the expected rates of return on plan assets and discount rates as determined by management within certain guidelines. We consider market conditions, including changes in investment returns and interest rates, in making these assumptions.

      In determining our long-term rate of return on plan assets, our objective is to obtain the highest possible return over the long-term commensurate with the appropriate level of assumed risk. In order to moderate the investment portfolio’s risk and volatility, we forecast financial market returns over a wide range of potential future economic trends. A mix of assets is then selected, with equity securities comprising approximately 50% of the total domestic assets and fixed income securities comprising the other 50% of domestic assets. The expected rate of return on plan assets is a long-term assumption and is reviewed annually. The discount rate reflects the market rate for high-quality fixed income debt instruments at December 31 and is subject to change each year. Holding all other assumptions constant, a one-percentage-point decrease in the assumed rate of return on plan assets would result in an actuarial loss in 2004 of approximately $10 million. Likewise, a one-quarter-percentage-point decrease in the discount rate would increase our projected benefit obligations by approximately $17 million.

      Unrecognized actuarial gains or losses are amortized using the “corridor method” as defined by SFAS No. 87 for our domestic defined benefit plans and Dutch plan. As permitted by SFAS No. 87, “Employers’ Accounting for Pensions,” a systematic method of amortization is used to amortize actuarial gains and losses for our Irish defined benefit plans. For the Irish plans, we separately identify actuarial gains and losses on the plans’ assets and projected benefit obligations and use an amortization method, which spreads each year’s actuarial gain or loss over a period of five years without regard to the corridor, subject to the minimum amortization requirements of SFAS No. 87. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets.

      The actuarial assumptions we used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations.

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

Continued Dumping and Subsidy Offset Act of 2000

      In April 1999, a coalition of three polyester fiberfill producers, including us, filed an anti-dumping suit against Korea and Taiwan. The suit alleged that polyester fiberfill producers from these two countries were selling fiberfill in the U.S. at prices lower than their own domestic market prices, resulting in material injury to U.S. polyester fiberfill producers. In March 2000, the Commerce Department determined that both countries were dumping polyester fiberfill into the U.S. In May 2000, the International Trade Commission unanimously ruled that polyester fiberfill imports from Korea and Taiwan materially injured the United States domestic polyester fiberfill industry. As a result of this determination and ruling, anti-dumping duties ranging from 5.7% to 9.5% were imposed on all Taiwanese polyester fiberfill producers, and duties ranging from 8.0% to 14.0% were imposed on most Korean polyester fiberfill producers. These duties are estimates based upon the producer’s past pricing histories. The actual duties are determined retroactively for each year, after year-end, based upon the pricing during that year. Importers of polyester fiberfill from covered producers in these two countries are required to post cash deposits equal to their estimated anti-dumping duties. The actual import duty rates, when determined on a retroactive basis, have been below the estimates for most Korean producers. The total amount of import duties actually owed will depend upon the actual rates and the amount of goods imported.

      Import duties are normally retained by the government. However, in October 2000 the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties are paid to the injured companies that file claims to that effect. We received $3.4 million and $4.4 million of anti-dumping payments pursuant to the CDO in December 2003 and 2002, respectively.

      In January 2003, the World Trade Organization (WTO) declared that the CDO is inconsistent with certain provisions of the WTO agreement on anti-dumping and subsidies. This declaration is merely advisory, however, and has no legal effect. The only body that can alter the CDO is the U.S. Congress. To date, the U.S. Congress has taken no action to do so. There is no action that Korea, Taiwan or the WTO could take that would require us to repay any of the import duties that were distributed to us in 2003 and 2002. For additional information, see “Outlook” below.

Impact of Recently Issued Accounting Pronouncements and Accounting Changes

      In 2001, a proposed Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment,” was issued. This Statement of Position addresses accounting and disclosure issues related to certain property, plant and equipment costs and activities. Those costs include expenditures related to property, plant and equipment, including those for initial acquisition, construction, improvements, replacements, betterments, additions, and repairs and maintenance (and terms similar to those such as redevelopments, refurbishments, renovations, rearrangements, planned major maintenance activities, turnaround costs, overhauls, retrofits, and rehabilitations). This Statement of Position, once issued, is expected to be applicable for fiscal years beginning after December 15, 2004. As currently written, the new Statement will require us to write-off certain costs previously capitalized that would not be considered under this Statement to be directly identifiable with specific property, plant and equipment and begin charging all such future costs to expense as incurred. This write-off, totaling approximately $5.6 million ($3.6 million after tax or $0.12 per diluted share) at December 31, 2003, would be reported as a cumulative effect of a change in accounting principle. This Statement of Position, as currently written, would not have had a material effect on our 2003 results of operations or financial position.

      In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities,” which requires a variable interest entity to be consolidated by the primary beneficiary which is the entity subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a significant impact on our financial statements.

      In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation requires certain guarantees to be recorded at fair value upon origination versus when a loss becomes probable. The adoption of FIN 45 had no impact on our financial statements.

Results of Operations

2003 to 2002

      Total net sales from continuing operations for 2003 increased $95.3 million, or 9.4%, to $1,109.3 million from $1,014.0 million in 2002 due to the following:

	PPG	FRPG	TOTAL

Net selling prices	$40.2	$6.8	$47.0
Foreign currency translation	12.4	19.8	32.2
Sales volumes	54.6	(38.5)	16.1

	$107.2	$(11.9)	$95.3

      PPG sales volume increased due to the previously mentioned continued demand growth in the PET resin market. Sales volumes decreased in the FRPG due to the declining U.S. textile industry.

      Total cost of sales from continuing operations for 2003 increased $130.0 million, or 14.4%, to $1,028.7 million from $898.7 million in 2002 due to the following:

	PPG	FRPG	TOTAL

Raw material costs	$68.4	$25.0	$93.4
Plant added costs	60.3	(48.2)	12.1
Foreign currency translation	10.7	13.8	24.5

	$139.4	$(9.4)	$130.0

      Higher raw material costs for the PPG were the result of increased unit costs due to temporary supply pressures and higher crude oil and natural gas costs. The FRPG experienced the same higher unit costs for raw materials, but this effect was offset in part by lower production volumes. Total plant added costs for the FRPG were lower as a result of our on-going cost reduction efforts and lower production levels.

      As a result of the foregoing, gross profit decreased $34.6 million, or 30.0%, to $80.6 million compared to $115.2 million in 2002. The gross profit margin was 7.3% in 2003 compared to 11.4% in 2002.

      Selling, general and administrative expenses were $66.6 million, or 6.0% of net sales, in 2003 compared to $64.6 million, or 6.4% of net sales, in 2002. The increase in 2003 is due primarily to consulting fees associated with our on-going cost reduction program ($1.7 million) and increased new product development costs in our FRPG ($0.7 million).

      In December 2003, based on management’s recommendation, our Board of Directors approved the abandonment of the polyester staple fiber spinning and drawing equipment at our Pearl River facility. As a result of this decision, we recorded a non-cash impairment charge of $135.3 million in the fourth quarter of 2003. This charge represents a reduction in the carrying value of the abandoned polyester staple fiber spinning and drawing assets at our Pearl River facility to their estimated fair value. For additional information on the impairment charge, see note 1 to the Consolidated Financial Statements.

      We have historically focused on continuous process improvements and have successfully implemented cost reduction initiatives. Since 1999, we have reduced domestic headcount by 29%, while increasing production by 13% and pounds per employee by 38% over the same period. During 2003, we announced three cost reduction plans as part of our on-going low cost business strategy and in response to reduced profitability as a result of increased raw material costs, declines in PET resin prices in our PPG, and continuing declines in our FRPG business.

      In January 2003, the FRPG commenced a plan to restructure its operations, which included a reduction in the number of employees and other cost savings initiatives at our three fiber manufacturing facilities. We recorded termination costs of $1.8 million in our FRPG segment related to this plan, which was fully implemented in 2003. This plan has resulted in approximately $7 million of realized savings in controllable costs in 2003 compared to the prior year.

      In July 2003, we announced and implemented reductions in compensation and benefit costs. These compensation and benefit reductions were implemented at all levels, including senior management. As part of this cost reduction effort, some employer contributions to our defined contribution plans were suspended.

      In November 2003, we announced a third plan with cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organization and administrative consolidations and changes. We incurred severance and other termination costs of $8.3 million in the fourth quarter of 2003 associated with this plan.

      These last two cost reduction plans resulted in approximately $8 million of realized savings in controllable costs in the second half of 2003 compared to our cost structure during the second quarter of 2003. For additional information on restructurings in 2003, see note 8 to the Consolidated Financial Statements.

      We recorded a charge for expected losses on accounts receivable of $3.5 million and $4.2 million in 2003 and 2002, respectively. Additional bad debt expense was recorded in 2003 primarily due to a bankruptcy where we were a sole source supplier and not named as a critical vendor. Our textile customer base continues to face competitive challenges from imports of textile and apparel finished goods that adversely affect their profitability.

      Other expense (income) for 2003 consisted of the following: legal costs related to the Department of Justice investigation of the polyester staple fiber industry of $6.0 million; non-capitalizable financing costs of $2.2 million; accelerated stock option vesting of $1.2 million; and proceeds received under the CDO of $(3.4) million. For additional information on the legal proceedings, see Item 3 — “Legal Proceedings” and note 16 to the Consolidated Financial Statements. For additional information on the new financing arrangements, see Item 1 — “Recent Developments — Closing of $625 Million Financing Arrangements” and note 10 to the Consolidated Financial Statements. For additional information on the private equity investment, see note 3 to the Consolidated Financial Statements. For additional information on the CDO, see “Continued Dumping and Subsidy Offset Act of 2000” above.

      Other expense (income) for 2002 consisted of legal costs related to the Department of Justice investigation of the polyester staple fiber industry of $5.1 million and proceeds received under the CDO of $(4.4) million.

      As a result of the foregoing, we reported an operating loss of $141.0 million in 2003, compared to operating income of $45.7 million in 2002.

      Net interest expense was $10.1 million in 2003 compared to $10.3 million in 2002.

      Our effective tax rate for 2003 on the loss from continuing operations was 36.0% compared to 25.5% on earnings from continuing operations in 2002. The principal items affecting our rate were foreign earnings, which are taxed at rates lower than U.S. rates, and the loss from continuing operations.

      As a result of the foregoing, the net loss attributable to common stockholders from continuing operations was $96.7 million in 2003, compared to net earnings attributable to common stockholders of $26.4 million in 2002.

      We reported net earnings attributable to common stockholders from discontinued operations of $0.1 million, or $0.00 per diluted share, in 2003, compared to a net loss attributable to common stockholders from discontinued operations of $23.7 million, or $0.73 per diluted share, in 2002. In March 2002, we adopted a plan to sell our partially oriented yarn (POY) business, which was sold in June 2002, and our small recycled fine denier polyester staple fiber business, which was sold in March 2003. For additional information, see note 2 to the Consolidated Financial Statements.

      In 2002, we completed our initial assessment of goodwill using the two-step approach described in SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that the goodwill related to our FRPG segment was impaired. As a result, the carrying value of this goodwill was reduced by $197.1 million to its implied fair value. The reduction was recorded as a cumulative effect of an accounting change in our 2002 financial statements. For additional information, see note 2 to the Consolidated Financial Statements.

      As a result of the private equity investment, we recorded accretion of the preferred stock liquidation preference and of the discount related to the valuation of the common stock warrants of $5.9 million in 2003. In addition, we incurred a non-cash beneficial conversion charge of $4.2 million in the fourth quarter of 2003 as a result of the preferred stock becoming convertible into common stock. For additional information on the private equity investment, see note 3 to the Consolidated Financial Statements.

      As a result of the foregoing, we reported a net loss attributable to common stockholders of $106.7 million, or $3.38 per diluted share, in 2003, compared to a net loss attributable to common stockholders of $194.3 million, or $6.07 per diluted share, in 2002.

2002 Compared to 2001

      Total net sales from continuing operations for 2002 increased $4.4 million, or 0.4%, to $1,014.0 million from $1,009.6 million in 2001 due to the following:

	PPG	FRPG	Total

Net selling prices	$(61.9)	$(18.0)	$(79.9)
Sales volumes	49.8	25.9	75.7
Foreign currency translation	3.7	4.9	8.6

	$(8.4)	$12.8	$4.4

      Total costs of sales from continuing operations for 2002 decreased $3.5 million, or 0.4%, to $898.7 million from $902.2 million due to the following:

	PPG	FRPG	Total

Raw material costs	$(13.9)	$(17.0)	$(30.9)
Plant added costs	11.8	6.5	18.3
Foreign currency translation	4.8	4.3	9.1

	$2.7	$(6.2)	$(3.5)

      Lower raw material costs were the result of lower unit costs, partially offset by higher production volumes. Plant costs were higher in the aggregate as a result of higher production levels, but were lower on a unit-cost basis. During 2001, our operations were negatively impacted by a production outage that increased our costs by approximately $9.9 million, or $0.20 per diluted share, and lowered our volumes. For additional information on the production outage, see note 9 to the Consolidated Financial Statements.

      As a result of the foregoing, gross profit increased 7.4% to $115.2 million in 2002 compared to $107.3 million in 2001. The gross profit margin was 11.4% in 2002 compared to 10.6% in 2001.

      Selling, general and administrative expenses were $64.6 million, or 6.4% of sales, in 2002 compared to $68.9 million, or 6.8% of sales, in 2001. Expenses for 2001 included amortization of goodwill totaling $8.4 million. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill amortization be discontinued and replaced with annual tests of impairment. For additional information, see note 2 to the Consolidated Financial Statements. Excluding the amortization expense for goodwill from the prior year, selling, general and administrative expenses increased in 2002 by $4.1 million. The increase in 2002 was due primarily to costs associated with new strategic initiatives of $3.2 million.

      We recorded a charge for expected losses on accounts receivable of $4.2 million in 2002. Our textile customer base faces competitive challenges from imports of textile and apparel finished goods that continue to adversely affect their profitability. Two of our FRPG customers filed unexpected bankruptcy proceedings in January 2003. Our trade accounts receivable balances from these customers were $5.6 million at December 31, 2002, of which $1.6 million was collected in January 2003. The reserve was established based on the expected uncollectibility of the trade accounts receivables.

      Other expense (income) for 2002 consisted of legal costs related to the Department of Justice Investigation of the polyester staple fiber industry of $5.1 million and proceeds received under the CDO of $(4.4) million. For additional information on the legal proceedings, see Item 3 — “Legal Proceedings” and note 16 to the Consolidated Financial Statements. For additional information, see “Continued Dumping and Subsidy Offset Act of 2000” above.

      Other expense (income) for 2001 consisted of the following: legal costs related to the Department of Justice Investigation of the polyester staple fiber industry of $3.8 million; property damage and other costs associated with a production outage of $9.9 million; and income from property damage claims and business interruption insurance of ($10.6) million. For additional information on the production outage, see note 9 to the Consolidated Financial Statements.

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

      We reported a net loss from discontinued operations of $23.7 million, or $0.73 per diluted share, and $5.0 million, or $0.16 per diluted share, for 2002 and 2001, respectively. We adopted a plan in March 2002 to sell our POY business and our small recycled fine denier polyester staple fiber business, the assets of which were previously reported as part of our FRPG. On June 18, 2002 we sold our POY business and reported a loss on disposal. For additional information, see note 2 to the Consolidated Financial Statements.

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

      As a result of the foregoing, we reported a net loss of $194.3 million, or $6.07 per diluted share, for 2002, compared to net earnings of $8.4 million, or $0.26 per diluted share, for 2001.

Outlook

      The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements; Risks and Uncertainties” below.

      We expect that our operating results for the first half of 2004 will be better than our operating results from the last half of 2003, both excluding impairment charges, charges related to our new financing, restructuring charges and other income (loss). We believe this improvement will result primarily from our cost reduction programs and improvements in PET resin margins.

      We reduced controllable costs by $8 million in the second half of 2003 compared to our cost structure in the second quarter of 2003. We expect that our cost reduction programs will reduce our 2004 controllable costs by an additional $27 million. Controllable costs in first quarter of 2004 are expected to be $4 million lower than fourth quarter of 2003. We expect the cost reduction programs we have announced to result in cumulative annual savings of $41 million to $46 million by the end of 2005 compared to our cost structure in the second quarter of 2003.

      We expect PET resins margins to improve in 2004 over the last half of 2003 since increased capacity utilization is expected to result in increased margins in the industry. Capacity utilization should improve because increased demand should exceed the minimal capacity additions expected in 2004. NAFTA PET resins demand is expected to grow at 8 — 10% as a result of growth in both traditional markets and new applications. We expect capacity utilization to continue to increase in 2005 and 2006 since projected demand growth is greater than announced capacity additions.

      We successfully implemented two selling price increases; one in our domestic PET resins business on January 1, 2004 and one in our domestic fibers business on February 15, 2004. We have announced two additional price increases in PET resin; one on March 1, 2004 and one on April 1, 2004, totaling nine cents per pound. These increases are primarily in response to actual and projected increases in raw material costs. Given the competitive nature of our business and other market influences, there can be no assurance that these increases will be fully realized.

      We expect the poor economic conditions in the domestic fibers market to continue as imports throughout the textile chain, especially from China, continue to adversely impact this market. The impact of textile and apparel imports from Asia, especially from China, may increase starting in 2005 when quotas on all textile and apparel imports into the United States will be eliminated as of January 1, 2005 pursuant to the GATT (now known as the World Trade Organization Agreement) Uruguay Round Agreement enacted in 1994. We expect to receive a payment under the Continued Dumping and Subsidy Offset Act in the fourth quarter of 2004. We expect that the amount of the payment will be less than the amount we received in 2003 and there is no certainty that we will receive any payment.

      We expect to incur approximately $47 million in pre-tax charges in the first quarter of 2004, resulting from costs associated with our prior financings that were repaid. These charges are principally the result of prepayment penalties associated with the repayment of our private placement notes, waiver fees, and other expenses related to financings that were repaid, charges associated with the termination of the sale and leaseback transaction, and the write-off of unamortized financing costs.

BUSINESS AND FINANCIAL PROJECTIONS FOR 2004

Sales Volumes
Products	(Millions Pounds)

PET Resins	1,400
Staple Fiber	750

Financial	(Dollars in Millions)

Depreciation and Amortization	$67 to $73
Interest Expense	$43 to $47
Capital Expenditures	$13 to $17
Tax Rate	Low-Mid 30% Range

      On October 22, 2003, our preferred stock became convertible to common stock. This means that our diluted earnings per share (EPS) will be the lesser of (a) earnings (loss) from continuing operations divided by the weighted average shares outstanding on an “if converted” basis, or (b) earnings (loss) from continuing operations less the fair market value of the accretion of the preferred stock divided by the weighted average common shares outstanding. Assuming the fair market value of the accretion equals the increase in the liquidation preference, we expect accretion to be approximately $3.1 million per quarter in 2004.

Capital Resources and Liquidity

      Net cash used in operations, including both continuing and discontinued operations, was $16.8 million for 2003, compared to net cash provided by operations, including both continuing and discontinued operations, of $128.3 million for 2002. The change is primarily due to reduced earnings from continuing operations in 2003, higher accounts receivable in 2003, and an aggressive inventory reduction program in 2002. The increase in accounts receivable is due primarily to higher volumes in our PPG, increased net selling prices in both the PPG and the FRPG, and a reduction in the amounts sold under our receivables securitization program at December 31, 2003.

      Net cash used in investing activities amounted to $14.4 million in 2003 compared to $20.1 million in 2002. Capital expenditures were $15.5 million in 2003 compared to $21.7 million in 2002. For information about expected capital expenditures in 2004, see “Outlook” above.

      Net cash provided by financing activities amounted to $236.8 million in 2003 compared to net cash used in financing activities of $110.1 million in 2002. The major components of the financing activities were:

•	In 2003, there were additional borrowings principally under the revolving credit facility of $239.4 million, which was offset by $100.1 million of principal repayments of industrial revenue bonds and private placements. In 2002, we issued a private placement note for $25 million and repaid approximately $124 million in debt principally related to our revolving credit agreement.

•	In 2003, we received approximately $126 million in gross proceeds from the sale of preferred stock and issuance of common stock warrants. For additional information, see note 3 to the Consolidated Financial Statements. In June 2003, simultaneously with the closing of the private equity investment, we refinanced our $275 million senior revolving credit facility. The new $275 million three-year floating rate facility, which was scheduled to mature in June 2006, had no scheduled principal payments. The cost of these facilities was approximately $17.3 million.

•	In each of 2003 and 2002, there were $11.5 million in dividend payments.

      On February 10, 2004, we completed $625 million of new debt financings. These financings consist of a five-year $175 million Revolving Credit Facility with an initial annual interest rate of LIBOR plus 250 basis points on outstanding borrowings, a five-year $185 million First Lien Term Loan with an annual interest rate of LIBOR plus 400 basis points, and a six-year $265 million Second Lien Term Loan with an annual interest rate of LIBOR plus 675 basis points. The Term Loans have a LIBOR floor of 200 basis points. These financings are secured primarily by our domestic assets.

      The net proceeds from these credit facilities were used to repay substantially all of our balance sheet debt, repurchase accounts receivable, purchase PET resin assets located at our Palmetto facility, prepay a raw material contract, terminate swap agreements, pay prepayment penalties, pay expenses associated with the new financing transaction, and provide working capital. On February 10, 2004, we had approximately $490 million in total outstanding long-term debt, net of original issue discount of approximately $5 million.

      The new financing provides us with substantial financial flexibility, with approximately $100 million in available liquidity at closing and no significant debt maturities until 2009. For additional information related to the new financings, see note 10 to the Consolidated Financial Statements.

      The following table describes our current debt facilities:

Table I

	As of February 10, 2004

					Amounts Available	Amounts Available
				Amount	Under All	Under Committed
	Maturity	Total Facility	Commitment	Outstanding	Facilities	Facilities

	(In millions)
Revolving Credit Facility(1)	February 2009	$175.0	$175.0	$44.8	$100.0	$100.0
First Lien Term Loan(2)	February 2009	$185.0	$185.0	$185.0	$—	$—
Second Lien Term Loan(3)	February 2010	$265.0	$265.0	$259.7	$—	$—
Other	N/A	$1.1	N/A	$1.1	$—	$—

Total		$626.1		$490.6	$100.0	$100.0

(1)	In February 2004, we entered into a new $175 million five-year revolving credit facility secured by our domestic accounts receivables, domestic inventory and other related intangibles. Our borrowing capacity is based on our domestic accounts receivable and inventory, but can not exceed $175 million. Our initial annual interest rate for amounts drawn under the facility is LIBOR or the prime rate plus 250 basis points. We terminated our $275 million unsecured senior revolving credit facility simultaneously with entering into the new facility.

(2)	In February 2004, we borrowed $185 million under a five-year First Lien Term Loan which is primarily secured by our domestic real property, plant and equipment. Our annual interest rate is LIBOR plus 400 basis points and is paid quarterly. There is a LIBOR floor of 200 basis points. Principal is due in a single principal payment on February 10, 2009.

(3)	In February 2004, we borrowed $265 million under a six-year Second Lien Term Loan which is secured by a second priority interest in substantially all of our domestic assets. Our annual interest rate is LIBOR plus 675 basis points and is paid quarterly. There is a LIBOR floor of 200 basis points. Principal is due in a single principal payment on February 10, 2010.

      In addition to our debt commitments, we have entered into other commitments and contractual obligations that obligated us to make specified payments in the future. The following table summarizes the total amounts due as of February 10, 2004 under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

Table II

	Payments Due by Period
Contractual
Obligations	Total	2004	2005	2006	After 2006

	(In millions)
Debt Agreements (see Table I)(4)	$495.9	$—	$—	$—	$495.9
Operating Leases(5)	25.4	7.8	5.7	2.7	9.2

Total	$521.3	$7.8	$5.7	$2.7	$505.1

(4)	See Table I for details of the debt agreements, which indicates our long-term debt at February 10, 2004. The amounts relating to Debt Agreements in Table II include $5.3 million of original issue discount.

(5)	These amounts are as of December 31, 2003.

      As of February 11, 2004, we do not have any material relationships with unconsolidated entities or financial partnerships, often referred to as special purpose entities, for the purpose of facilitating off-balance sheet arrangements.

      Our debt agreements contain financial and restrictive covenants. The financial covenants require that we maintain available liquidity of $55 million under the revolving credit facility or maintain a Fixed Charge Coverage Ratio currently of at least 1.0:1.0. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is the trailing four quarters earnings before interest, taxes, depreciation and amortization compared to the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are certain liquidity thresholds, which must be maintained in order for us to make certain capital expenditures over certain threshold amounts or to settle lawsuits or pay judgments. Other restrictions relate to the amount of capital expenditures, asset sales, the incurrence or guarantee of additional debt, acquisitions, sale or discount of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchase of stock, and excess cash.

      We expect to incur approximately $47 million in pre-tax charges, or $0.95 per diluted share after tax, in the first quarter of 2004, resulting from costs associated with the financings that were repaid. These charges are principally the result of prepayment penalties associated with repayment of our private placement notes, waiver fees and other expenses related to financings that were repaid, charges associated with the termination of the sale and leaseback transaction, and the write-off of unamortized financing costs.

      In March, 2004, we lowered our quarterly common stock dividend to $0.05 per share for the dividend payable on March 15, 2004. We determined that this reduced dividend rate is appropriate considering our operating performance in the second half of 2003, our current debt level and focus on debt reduction, and the dividend levels of other companies.

      The financial resources available to us at February 10, 2004 included approximately $100 million available under our revolving credit facility and internally generated funds. We believe these financial resources and other credit facilities will provide us with sufficient liquidity to meet our foreseeable needs for working capital, capital expenditures and dividends.

Environmental Matters

      Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. We take a proactive approach in addressing the applicability of these laws and regulations as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We have identified certain situations that will require future capital and non-capital expenditures to maintain or improve compliance with current environmental laws and regulations. The majority of these situations are found at our largest manufacturing facilities and primarily deal with groundwater remediation, quality of air emissions and wastewater treatment processes.

      Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between $2.9 million and $13.7 million. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $6.5 million and $9.3 million at December 31, 2003 and 2002, respectively, which are reflected as other noncurrent liabilities in our Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from $3.6 million to $7.5 million. These non-capital and capital expenditures are expected to be incurred during the next 10 to 20 years. For additional information, including changes in the accrued undiscounted liabilities, see notes 1 and 12 to the Consolidated Financial Statements.

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

      We believe we are either in material compliance with all currently applicable regulations or are operating in accordance with the appropriate variances and compliance schedules or similar arrangements. Subject to the imprecision in estimating future environmental costs, we believe that compliance with current laws and regulations will not require significant capital expenditures or have a material adverse effect on our consolidated financial position or results of operations. See “Forward-Looking Statements; Risks and Uncertainties.”

Forward-Looking Statements; Risks and Uncertainties

      Statements contained in this Form 10-K that are not historical facts, including those made in the “Outlook” section above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “expects,” “anticipates,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: reduced raw material margins; the financial condition of our customers; fiber and textile imports; availability and cost of raw materials; the impact of a governmental investigation of pricing practices in the polyester staple fiber industry; availability of financing, changes in financial markets, interest rates, credit ratings, and foreign currency exchange rates; regulatory changes; tax risks; U.S., European, Asian and global economic conditions; prices and volumes of imports; work stoppages; levels of production capacity and profitable operation of assets; prices of competing products; natural disasters and acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

      In addition to those described above, the more prominent risks and uncertainties inherent in our business are set forth below. However, this section does not discuss all possible risks and uncertainties to which we are subject, nor can it be assumed necessarily that there are no other risks and uncertainties, which may be more significant to us.

Reduced raw material margins could adversely affect our operating results.

      Raw material margin, which is the difference between our net selling price and the cost of our raw material, is an extremely important factor in determining our operating results. Selling prices are influenced by competition and capacity utilization, which is the demand for product divided by its supply. Demand for our product is determined principally by growth in end use markets, substitution of our product for other products, economic conditions, and their competitive cost position. Worldwide supply is expanding for both resins and fiber. Any reduction of selling prices, our not achieving announced selling price increases or any significant expansion in supply over demand could reduce our operating results. Any increase in raw material costs (see “Our operations are dependent on the availability and cost of our raw materials” below) without a corresponding increase in selling price would reduce our operating results. A material change in demand, supply, general economic conditions or uncertainties regarding future economic prospects could have a material adverse effect on our operating results.

The financial condition of our customers impacts our operating results.

      Our customers include the manufacturers of plastic containers and textile mills, yarn spinners, and the injection molding industry. The PPG has six customers that represented approximately 59% of the PPG’s total net sales in 2003. The FRPG does not have any single customer that has a material effect on the segment. If our customers have financial difficulties, this could affect our operating results by decreasing our sales and/or resulting in the uncollectibility of accounts receivable.

Fiber and textile imports continue to adversely impact our margins.

      The U.S. and European fiber and textile markets continue to be severely impacted by imports, principally from Asian countries. Imports of fiber and fiber products continue to cause an over-supply which decreases fiber margins. The price and volume of imports have and are expected to continue to significantly impact the operating results of our businesses.

      The impact of textile and apparel imports from Asia, especially from China, may increase starting in 2005 when quotas on all textile and apparel imports into the United States will be eliminated as of January 1, 2005 pursuant to the GATT (now known as the World Trade Organization Agreement) Uruguay Round Agreement enacted in 1994.

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

The governmental investigation of pricing practices in the polyester stable fiber industry could adversely impact our operating results.

      The U.S. Department of Justice is investigating pricing practices in the polyester staple fiber industry, and we have been named in various civil actions that allege that we conspired to fix the price of polyester staple fiber. See Item 3 — Legal Proceedings.

The availability and costs of our financing could adversely affect our operating results.

      Certain events relating to the Company or the bank markets could reduce our access to financing and/or increase our financing costs.

      If current business conditions deteriorated or other events occurred that resulted in a breach of our covenants, all of our debt would become due and payable. If the institutions participating in the Revolving Credit Facility could not fund due to a disruption in the bank market, we would have to refinance our Revolving Credit Facility in other markets.

      If any of these events occur, there is no certainty the debt could be refinanced and, if it were refinanced, we would probably incur increased costs. If this occurred, our ability to borrow at competitive costs may be influenced by our public debt ratings.

      For additional information, see “Capital Resources and Liquidity” above.

Changes in foreign currency exchange rates could adversely affect our operating results.

      A portion of our operating results occurs in entities where the functional currency is not the U.S. dollar. When these currencies weaken against the dollar, our profitability and the value of our investment in the foreign subsidiary decreases. In addition, our foreign subsidiaries conduct business in currencies other than their functional currency. Changes in the relative strength of these currencies can adversely affect the profitability of the foreign subsidiaries in their functional currency. A portion of the net assets of these subsidiaries is denominated in other than their functional currency. While we reduce our foreign currency exposure by using appropriate hedges, our foreign subsidiaries still have net assets denominated in currencies other than their functional currency and may experience foreign exchange losses. As a result, a material change in foreign currency exchange rates could affect our operating results.

Regulatory changes may affect the demand for our products.

      Domestic producers of polyester staple fiber produced in the United States and the European Union; and PET Resin produced in the European Union benefit from favorable rules and regulations that affect imports of selected products from certain countries. We have previously discussed the imposition of anti-dumping duties on polyester fiberfill imports into the United States from Korea and Taiwan (See “Continued Dumping and Subsidy Offset Act (CDO) of 2000” above). Imports of polyester staple fiber into the European Union from India, Korea, Indonesia, Belarus, Thailand, India, and Australia are subject to anti-dumping and countervailing duties which may be as high as 35% of the selling price of polyester staple fiber. PET Resin products being imported into the European Union from Indonesia, Korea, India, Taiwan, Malaysia, and Thailand currently have anti-dumping and countervailing duties of up to 223 euros/ton (approximately $.12/lb.). In addition, some of the goods produced using our products benefit from favorable federal and/or state regulations. Adverse changes in any of these rules or regulations could affect the demand for our products and adversely affect our operating results.

Additional liabilities may be proposed by tax authorities.

      We have entered into global tax planning initiatives in the normal course of our business. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably.

Increases in costs could adversely affect our operating results.

      Our inability to maintain our low cost position and efficiently operate our manufacturing facilities may reduce our operating results. Failure to achieve our announced controllable cost reductions, or our inability to efficiently operate our production facilities after implementation, may reduce our operating results. In addition, we have certain non-controllable costs where the expense we incur may change based on external factors and increases in these costs may reduce our operating results. Examples of these costs are energy, insurance and pension costs. Energy costs are impacted by changes in petrochemical costs and as these increase, our cost of natural gas, electricity, steam and oil increases and may reduce our operating results by increasing our raw material and production costs. Insurance costs change depending on the market and our experience and pension costs are impacted by the changes in the equity and debt markets.

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

Derivative Financial Instruments

      We do not hold or issue derivative financial instruments for trading purposes. We use derivative financial instruments to manage our exposure to fluctuations in interest rates and foreign exchange rates. For additional discussion of our use of such instruments, see notes 1, 2, 10 and 17 to the Consolidated Financial Statements.

Interest Rate Risk

      Because our obligations under our new revolving credit facility and term loans bear interest at floating rates, our earnings and cash flows are affected by changes in prevailing interest rates. Our interest rate on our revolving credit facility changes based on the amount borrowed and LIBOR. Based on our borrowings at the start of the new facility, a 10% increase in LIBOR would result in an increased interest cost of $.05 million. Our term debt has a LIBOR floor of 2% so any increase in LIBOR will have no effect until LIBOR exceeds 2%. A 10% (20 basis points) increase in LIBOR when it is 2% or above increases our interest expense by approximately $.9 million on the term loans. These changes in interest rates would increase interest expense, reduce operating income and reduce cash flow by the increase in the interest expense. To reduce this exposure we have entered into a $50 million swap that has been designated as a cash flow hedge, where we have effectively fixed our interest rate on $50 million of our new debt.

Foreign Currency Risk

      We use foreign currency debt and foreign currency purchase and sale contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. These financial instruments are primarily used to hedge certain accounts receivable denominated in foreign currencies. If foreign currency exchange rates at December 31, 2003 and 2002 adversely changed by 10%, the fair value of these financial instruments outstanding at December 31, 2003 and 2002 would decline by approximately $1.2 million and $4.1 million, respectively. However, such loss in fair value would be substantially offset by an increase in the fair value of our underlying exposure. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential changes in any underlying hedged amount or changes in sales levels affected by changes in local currency prices.

Item 8.	Financial Statements and Supplementary Data

WELLMAN, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net sales	$1,109,275	$1,013,968	$1,009,560
Cost of sales	1,028,672	898,745	902,239

Gross profit	80,603	115,223	107,321
Selling, general and administrative expenses	66,599	64,622	68,876
Impairment charge	135,307	—	—
Restructuring charges	10,162	—	—
Provision for uncollectible accounts	3,520	4,212	112
Other expense, net	5,972	701	3,100

Operating income (loss)	(140,957)	45,688	35,233
Interest expense, net	10,131	10,254	17,957

Earnings (loss) from continuing operations before income taxes	(151,088)	35,434	17,276
Income tax expense (benefit)	(54,391)	9,036	3,854

Earnings (loss) from continuing operations	(96,697)	26,398	13,422
Earnings (loss) from discontinued operations, net of tax	112	(23,651)	(5,033)

Earnings (loss) before cumulative effect of accounting change	(96,585)	2,747	8,389
Cumulative effect of accounting change, net of tax	—	(197,054)	—

Net earnings (loss)	$(96,585)	$(194,307)	$8,389

Net earnings (loss) attributable to common stockholders:
Net earnings (loss)	$(96,585)	$(194,307)	$8,389
Accretion of preferred stock and beneficial conversion charge	(10,112)	—	—

Net earnings (loss) attributable to common stockholders	$(106,697)	$(194,307)	$8,389

Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$(3.38)	$0.84	$0.43
Net earnings (loss) attributable to common stockholders from discontinued operations	—	(0.75)	(0.16)
Cumulative effect of accounting change	—	(6.24)	—

Net earnings (loss) attributable to common stockholders	$(3.38)	$(6.15)	$0.27

Basic weighted-average common shares outstanding	31,580	31,579	31,542

Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$(3.38)	$0.82	$0.42
Net earnings (loss) attributable to common stockholders from discontinued operations	—	(0.73)	(0.16)
Cumulative effect of accounting change	—	(6.16)	—

Net earnings (loss) attributable to common stockholders	$(3.38)	$(6.07)	$0.26

Diluted weighted-average common shares outstanding	31,580	32,015	32,031

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$205,480	$—
Accounts receivable, less allowance of $3,770 in 2003 and $7,675 in 2002	143,664	68,762
Inventories	121,092	113,306
Inventories, discontinued operations	—	949
Prepaid expenses and other current assets	12,111	7,245

Total current assets	482,347	190,262
Property, plant and equipment, at cost:
Land, buildings and improvements	138,411	153,700
Machinery and equipment	933,209	1,020,401
Construction in progress	7,153	7,564

	1,078,773	1,181,665
Less accumulated depreciation	535,784	480,605

Property, plant and equipment, net	542,989	701,060
Property, plant and equipment discontinued operations, net	—	876
Goodwill, net	37,321	35,041
Other assets, net	54,412	37,971

	$1,117,069	$965,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,622	$68,671
Accrued liabilities	31,604	29,991
Current portion of long-term debt	—	70,405
Other	9,484	9,289

Total current liabilities	131,710	178,356
Long-term debt	370,992	166,504
Deferred income taxes and other liabilities	148,752	193,652

Total liabilities	651,454	538,512
Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized in 2003, 4,502,143 shares issued and outstanding	51,049	—
Series B preferred stock, $0.001 par value, 6,700,000 shares authorized, issued and outstanding in 2003	75,974	—
Class A common stock, $0.001 par value; 100,000,000 shares authorized in 2003 and 55,000,000 in 2002; 34,389,147 shares issued in 2003 and 34,368,809 in 2002	34	34
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	—	—
Paid-in capital	245,266	248,499
Common stock warrants	4,888	—
Accumulated other comprehensive income (loss)	25,173	(3,243)
Retained earnings	112,755	230,932
Less common stock in treasury at cost: 2,500,000 shares	(49,524)	(49,524)

Total stockholders’ equity	465,615	426,698

	$1,117,069	$965,210

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred		Series B Preferred		Class A Common				Accumulated
	Stock Issued		Stock Issued		Stock Issued			Common	Other
							Paid-In	Stock	Comprehensive	Retained	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income/(Loss)	Earnings	Stock	Total

	(In thousands)
Balance at December 31, 2000					34,257	$34	$245,900		$(10,663)	$439,778	$(49,524)	$625,525
Net earnings										8,389		8,389
Currency translation adjustments									(6,311)			(6,311)
Minimum pension liability adjustments									(4,951)			(4,951)
Fair value of derivatives									(112)			(112)

Total comprehensive loss												(2,985)
Cash dividends ($0.36 per share)										(11,461)		(11,461)
Exercise of stock options, net					44		775					775
Issuance of restricted stock, net					34		340					340
Amortization of deferred compensation, net							545					545

Balance at December 31, 2001					34,335	34	247,560		(22,037)	436,706	(49,524)	612,739
Net loss										(194,307)		(194,307)
Currency translation adjustments									21,413			21,413
Minimum pension liability adjustments									(3,751)			(3,751)
Fair value of derivatives									1,132			1,132

Total comprehensive loss												(175,513)
Cash dividends ($0.36 per share)										(11,467)		(11,467)
Exercise of stock options, net					2		15					15
Issuance of restricted stock, net					32		376					376
Amortization of deferred compensation, net							548					548

Balance at December 31, 2002					34,369	$34	$248,499		$(3,243)	$230,932	$(49,524)	$426,698

Continued on next page

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

	Series A Preferred		Series B Preferred		Class A Common				Accumulated
	Stock Issued		Stock Issued		Stock Issued			Common	Other
							Paid-In	Stock	Comprehensive	Retained	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income/(Loss)	Earnings	Stock	Total

	(In thousands)
Balance at December 31, 2002					34,369	$34	$248,499		$(3,243)	$230,932	$(49,524)	$426,698
Net loss										(96,585)		(96,585)
Currency translation adjustments									27,267			27,267
Minimum pension liability adjustments									(780)			(780)
Fair value of derivatives									1,929			1,929

Total comprehensive loss												(68,169)
Cash dividends ($0.36 per share)										(11,481)		(11,481)
Issuance of Series A preferred stock	4,502	48,694										48,694
Issuance of Series B preferred stock			6,700	72,443								72,443
Equity transaction costs							(9,094)					(9,094)
Accretion of preferred stock		2,355		3,531						(5,886)		—
Beneficial conversion charge							4,225			(4,225)		—
Exercise of stock options, net					5		48					48
Issuance of restricted stock, net					15		208					208
Amortization of deferred compensation, net							1,380					1,380
Issuance of common stock warrants								4,888				4,888

Balance at December 31, 2003	4,502	$51,049	6,700	$75,974	34,389	$34	$245,266	$4,888	$25,173	$112,755	$(49,524)	$465,615

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(96,585)	$(194,307)	$8,389
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	47,084	56,301	57,936
Amortization	7,598	1,279	9,886
Deferred income taxes and other	(69,872)	3,869	(11,175)
Cumulative effect of accounting change	—	197,054	—
Loss on sale of discontinued business and impairment losses	134,785	32,108	—
Changes in assets and liabilities:
Accounts receivable	(68,639)	(8,948)	33,090
Inventories	(962)	34,887	30,003
Prepaid expenses and other current assets	(2,139)	(1,328)	(1,151)
Other assets	2,294	2,261	(6,583)
Accounts payable, accrued liabilities, and other current liabilities	23,461	1,522	(27,136)
Other liabilities	(247)	(114)	(2,675)
Other	6,406	3,718	672

Net cash provided by (used in) operating activities	(16,816)	128,302	91,256

Cash flows from investing activities:
Additions to property, plant and equipment	(15,516)	(21,653)	(28,084)
Proceeds from sale of business	1,070	1,505	—

Net cash used in investing activities	(14,446)	(20,148)	(28,084)

Cash flows from financing activities:
Proceeds from debt	239,399	25,000	75,000
Repayments of debt	(100,070)	(124,010)	(125,932)
Issuance of preferred stock (Series A & B) and warrants	126,025	—	—
Financing costs	(17,289)	—	—
Issuance of restricted stock, net	208	376	340
Dividends paid on common stock	(11,481)	(11,467)	(11,461)
Exercise of stock options, net	48	15	775

Net cash provided by (used in) financing activities	236,840	(110,086)	(61,278)

Effect of exchange rate changes on cash and cash equivalents	(98)	118	(80)

Increase (decrease) in cash and cash equivalents	205,480	(1,814)	1,814
Cash and cash equivalents at beginning of year	—	1,814	—

Cash and cash equivalents at end of year	$205,480	$—	$1,814

Supplemental cash flow data:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$9,970	$10,299	$19,344
Income taxes	$1,037	$(18,703)	$(40)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Summary of Significant Accounting Policies

Organization

      Wellman, Inc. and its subsidiaries (the Company) is an international manufacturing company operating primarily in the United States, Ireland and the Netherlands. The Company primarily manufactures high-quality PermaClear® and EcoClear® brand PET (polyethylene terephthalate) packaging resins, Fortrel® brand polyester staple fibers and Wellamid® engineering resins. The principal markets for PET resins are North American, South American, and European-based manufacturers of various types of plastic containers. The principal markets for polyester and nylon staple fibers are apparel, home furnishings, carpet and industrial manufacturers in the United States, Mexico, and Europe.

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

Derivative Instruments and Hedging Activities

      The Company records all of its derivative instruments as either assets or liabilities on its balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. For those derivative instruments that qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings (loss) in the same period or periods during which the hedged transaction affects earnings (loss), with the ineffective portion, if any, being recognized in current earnings (loss) during the period of the change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowances for Doubtful Accounts

      The Company performs periodic credit evaluations of its customers and generally does not require collateral. A reserve for uncollectible accounts receivable is established based on the Company’s evaluation of the credit-worthiness of its customers and the potential risks inherent in their businesses.

Inventories

      Inventories are stated at the lower of cost or market. Costs for inventories are principally determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

      Property, plant and equipment is carried at cost. Depreciation for assets is provided based on their estimated useful lives and is computed using the straight-line and units of production methods. Estimated useful lives are 30 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment.

      For idle equipment where the Company utilizes the straight-line depreciation method, the Company either records depreciation at a reduced rate or does not record depreciation on the assets. The following table provides the amount of reduced depreciation for assets depreciated using the straight-line depreciation method during the periods noted and the net book value of the assets that were idle at the end of those periods:

	Net Book Value	Pre-tax Impact of
	at End of Period	Reducing Depreciation

As of and for the year ending December 31, 2001	$16,258	$1,313
As of and for the year ending December 31, 2002	$9,019	$1,147
As of and for the year ending December 31, 2003	$3,638	$1,618

      In December 2003, based on management’s recommendation, the Company’s Board of Directors approved the abandonment of the polyester staple fiber spinning and drawing equipment at its Pearl River facility. This spinning and drawing equipment, along with the related polymerization assets, was idled in December 2000, principally because of the expected over-supply of polyester staple fiber in the United States. These assets were depreciated using the units of production method, and as a result, no depreciation has been recorded related to these assets since that date. The Board of Directors’ decision to abandon the polyester staple fiber spinning and drawing equipment was based on the determination that a conversion to PET resin production would be the most profitable use of the related polymerization assets with a net book value of $43,267 at December 31, 2003 that were idled. Subject to final approval by the Company’s Board of Directors, the Company plans to complete the conversion and begin production using the converted assets in 2006.

      As a result of this decision, the Company recorded a non-cash impairment charge of $135.3 million ($87.9 million after tax or $2.79 per diluted share) in the fourth quarter of 2003. This charge represents a reduction in the carrying value of the abandoned polyester staple fiber spinning and drawing assets at its Pearl River facility to their estimated fair value. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, when an asset is abandoned and no longer in use, it should be recorded at the lower of its carrying amount or fair value.

      Expenditures, which materially increase productivity, change capacities, or extend useful lives are capitalized in property, plant and equipment. Routine maintenance, repairs and replacement costs are charged to expense in the period incurred. The Company does not accrue for major maintenance and repairs. Periodically, the Company conducts a complete shutdown and inspection of equipment (turnaround) at its facilities to perform necessary repairs and replacements. Costs associated with these turnarounds are capitalized and are generally amortized over the period until the next turnaround.

      Effective January 1, 2002, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS No. 144, when an asset is held for sale, it is measured at the lower of its carrying amount or fair value less costs of disposal. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Judgment is required in determining the fair value of the assets, and the fair value could differ from the actual amount received upon disposal.

Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, the Company no longer amortizes goodwill but instead tests goodwill for impairment at least annually at the reporting unit level. Goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. The fair value is determined based on the present value of estimated future discounted cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. A comparison is then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. If the implied fair value is less, an impairment loss equal to the difference is recognized. This implied fair value then becomes the new carrying value of the goodwill for future impairment tests.

      The estimate of future discounted cash flows is based upon, among other things, certain assumptions about future operating performance. Estimates of future discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, the Company’s business model, or the Company’s operating performance.

Stock Option Plans

      The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its employee stock options. Under APB 25, any difference between the exercise price of the Company’s employee stock options and the market price of the underlying stock on the date of grant is recognized as compensation expense over the vesting period of the options (intrinsic value method).

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

      The financial statements of foreign subsidiaries have been translated into U.S. dollar equivalents in accordance with SFAS Statement No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). The effect on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Consolidated Statements of Operations of transaction gains and losses is insignificant for all years presented.

      Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company’s investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

      The components of and changes in other comprehensive income (loss) are as follows:

				Accumulated
	Foreign	Minimum	Fair Value	Other
	Currency Translation	Pension	of	Comprehensive
	Adjustments	Liability	Derivatives	Income/(Loss)

Balance at December 31, 2000	$(9,203)	$(1,460)	$—	$(10,663)
Changes during year (net of taxes of $2,569)	(6,311)	(4,951)	(112)	(11,374)

Balance at December 31, 2001	(15,514)	(6,411)	(112)	(22,037)
Changes during year (net of taxes of $2,161)	21,413	(3,751)	1,132	18,794

Balance at December 31, 2002	5,899	(10,162)	1,020	(3,243)
Changes during year (net of taxes of $1,658)	27,267	(780)	1,929	28,416

Balance at December 31, 2003	$33,166	$(10,942)	$2,949	$25,173

Advertising Costs

      Advertising costs are charged to expense as incurred. Such costs were approximately $1,066, $1,200, and $2,100 for 2003, 2002, and 2001, respectively.

Research and Development Costs

      Research and development costs are expensed as incurred. Such costs were approximately $14,900, $17,300 and $14,600 for 2003, 2002, and 2001, respectively.

Deferred Debt Costs

      Debt issuance costs are amortized using the interest method over the life of the associated debt.

Grant Accounting

      The Company has received various grants, including capital and operating grants, from the state of Mississippi and other local authorities in connection with the construction of its Pearl River facility. The capital grants without stipulated operating requirements have been recorded as a reduction of property, plant and equipment. The capital grants with stipulated operating requirements have been recorded as deferred revenue and are included in income as the requirements stipulated in the grant are satisfied. The operating grants are recorded as a reduction of operating expenses in the period the reduction occurs. See note 16.

Stock Based Compensation

      The Company grants stock options for a fixed number of shares to employees and directors. Prior to 1998, the exercise price was equal to or greater than the fair value of the shares at the date of grant. Beginning with options granted in 1998, the exercise price is equal to the average of the highest and lowest sales prices of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock over a period of 20 days prior to the date of the grant. Since the Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” it recognizes compensation expense over the vesting period for the difference between the exercise price and the fair value of the shares at the date of grant. The difference between the employee purchase price and the fair value of restricted stock awarded under the Deferred Compensation and Restricted Stock Plan is considered to be compensatory. The amount of non-cash compensation expense recognized in 2003, 2002, and 2001 under these plans was not material. See note 14.

Reclassification

      Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

2.	Accounting Changes

      In January 2003, the FASB issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities” which requires a variable interest entity to be consolidated by the primary beneficiary which is the entity subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a significant impact on the Company’s financial statements.

      During 1999, the Company sold certain production equipment to a trust in connection with a sale and leaseback transaction. The lease has been classified as an operating lease. The lease, which would have expired in July 2004, contains purchase and lease renewal options at projected future fair market values and has a residual value guarantee. In June 2003, the Company amended its sale and leaseback transaction, with substantially similar terms, such that the lessor is a voting interest entity. In February 2004, in conjunction with the refinancing of substantially all of its debt, the Company exercised its option under the lease to purchase the assets. For additional information related to the financing, see note 10.

      In November 2002, the FASB issued Interpretation No. 45 (or FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation requires certain guarantees to be recorded at fair value upon origination versus when a loss becomes probable. The adoption of FIN 45 had no impact on the Company’s financial statements.

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with annual tests of impairment. Other intangible assets continue to be amortized over their estimated useful lives, whereas intangibles with indefinite lives are not amortized, but are tested annually for impairment. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. In addition, the Company completed its initial assessment of goodwill using the two-step approach described in SFAS No. 142. Goodwill was tested for impairment by comparing the fair value of the reporting units to their carrying value, including goodwill. The fair value was determined based on the present value of estimated future discounted cash flows. Since the carrying value of the Fibers and Recycled Products Group (or FRPG) assets exceeded their fair value, a comparison was then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. Goodwill related to the FRPG was determined to be impaired and, as required by this Statement, was reduced by $197,054 to its implied fair value. The reduction was recorded as a cumulative effect of an accounting change. Goodwill was previously evaluated for impairment by comparing the entity level unamortized goodwill balance to projected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted cash flows, which did not result in an indicated impairment. The Company did not have any intangible assets with indefinite lives at December 31, 2003 or 2002.

      A reconciliation of previously reported financial statement information to adjusted amounts reflecting the elimination of goodwill amortization for the comparable periods prior to the adoption of SFAS No. 142 is as follows:

Year Ended
December 31, 2001

Net earnings as reported	$8,389
Goodwill amortization	8,444

$16,833

Basic net earnings per common share as reported	$0.27
Adjusted basic net earnings per common share	$0.53
Diluted net earnings per common share as reported	$0.26
Adjusted diluted net earnings per common share	$0.53

      The changes in the net carrying value of goodwill by reportable operating segments for the year ended December 31, 2003 are as follows:

	FRPG	PPG	Total

Goodwill, net at December 31, 2002	$—	$35,041	$35,041
Currency translation adjustment	—	2,280	2,280

Goodwill, net at December 31, 2003	$—	$37,321	$37,321

      Other intangible assets and related amortization expense as of and for the year ended December 31, 2003 were not significant.

Accounting for Discontinued Operations

      Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for a disposal of a segment of a business.

      As a result of its review of strategic alternatives, in March 2002, the Company adopted a plan to sell its partially oriented yarn (POY) business and its small recycled fine denier polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. These businesses are reported as discontinued operations in the Company’s financial statements.

      In June 2002, the Company sold the property, plant and equipment and inventory of its POY business. The aggregate sales price was $1,682 in cash (including the reimbursement of certain business expenses) and the assumption of certain liabilities. The total loss on disposal of the assets of the Company’s POY business for the year ended December 31, 2002 was $16,237, net of taxes. The net loss is included in discontinued operations in the Company’s Consolidated Statements of Operations.

      In March 2003, the Company sold the assets of its small recycled fine denier polyester staple fiber business with a manufacturing facility in Marion, South Carolina. The net cash proceeds totaled $1,070. The total loss on disposal of assets was $4,360, net of taxes. An impairment loss of $4,699, net of taxes, was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in the first quarter of 2002. A gain of $339, net of taxes, was recognized during the first quarter of 2003 and included in discontinued operations in the Company’s Consolidated Statements of Operations.

      Results for discontinued operations consist of the following:

	Year Ended December 31,

	2003	2002	2001

Net sales	$713	$29,285	$74,237

Loss from discontinued operations before income tax expense	$(350)	$(4,177)	$(7,743)
Income tax benefit	(123)	(1,462)	(2,710)

Loss from discontinued operations, net	(227)	(2,715)	(5,033)

Gain (loss) on disposal of business and impairment charge to record assets at fair value less costs of disposal	522	(32,209)	—
Income tax expense (benefit)	183	(11,273)	—

Net gain (loss) on disposal of businesses and impairment loss to record assets at fair value less costs of disposal	339	(20,936)	—

Net gain (loss) from discontinued operations	$112	$(23,651)	$(5,033)

Accounting for Derivative Instruments and Hedging Activities

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This Statement required the Company to recognize all of its derivative instruments as either assets or liabilities on its balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

      As described below, the Company only utilized fair value hedges at January 1, 2001. For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into income in the same period or periods during which the hedged transaction affects income. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current income during the period of change.

      The Company utilizes interest rate swaps to manage the interest rate characteristics of certain debt. At January 1, 2001, the Company had interest rate swaps relating to $50,000 of its fixed-rate debt, which exactly matched the terms of the underlying debt instruments. These swaps, effectively converted the fixed-rate debt to floating-rate debt, qualified and were accounted for as fair value hedges.

      The Company operates in international markets and utilizes derivatives to minimize the effect of changes in currency exchange rates. The Company’s European businesses use foreign exchange contracts with maturities of less than twelve months to reduce the exchange risk associated with sales and accounts receivable denominated in other foreign currencies. Contracts that are identified as hedging underlying receivables are fair value hedges, whereas contracts that are identified as hedging future sales are cash flow

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedges. The notional amount of the Company’s fair value contracts was approximately $14,000 at January 1, 2001, and the fair value of these contracts was $633. The changes in the fair value hedges were offset by changes in the fair value of the underlying receivables. There were no cash flow hedge contracts at January 1, 2001.

      There was no cumulative effect of adoption of Statement No. 133 at January 1, 2001, and the impact on net earnings in 2001 was not material.

3.	Private Equity Investment

      On June 27, 2003, the Company received from Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus VIII”), a global private equity fund, $126,025 in proceeds from the issuance of 11,202,143 shares of perpetual convertible preferred stock (the Preferred Stock) and two warrants to acquire a total of 2,500,000 shares of the Company’s common stock that vested on that date. Based on a quoted market price, the Company valued the preferred stock at $121,137 and the warrants at $4,888. Net proceeds from this transaction were used primarily to pay down existing debt.

      The Company entered into a definitive securities purchase agreement with Warburg Pincus VIII on February 12, 2003 that provided for the issuance of these securities. Upon execution of the securities purchase agreement, Warburg Pincus VIII invested $20,000 in a convertible subordinated note. From the date of its issuance, the note accrued $649 of interest, and both the note and the accrued interest were converted into preferred stock on June 27, 2003.

      The initial liquidation preference of the Preferred Stock is $126,025, increasing by 8.5% per year compounded quarterly for the first five years unless the Company’s consolidated net income for 24 consecutive quarters (excluding any changes in accounting principle after September 30, 2002, any beneficial conversion charges and any preferred stock dividends) is greater than $160,000. If that occurs, the accretion rate will become 7.25% and the holders of the Preferred Stock will participate with the common stock dividend. After the fifth anniversary, the holders of the Preferred Stock will be able to elect to receive cash dividends or continue to increase their liquidation preference. The rate will increase to 8.75% per year compounded quarterly at that time. If the holders of the Preferred Stock are not participating in the common stock dividend, or if the common stock dividend is less than $0.045 per share per quarter, then the rate will increase to 10% per year compounded quarterly. The Preferred Stock is also entitled to participate in any extraordinary dividends, and if there is a change of control within the first five years, then the liquidation preference of the Preferred Stock is adjusted as if it had been owned for five years.

      The conversion price of the Preferred Stock is $11.25 per share. The conversion price will be reduced on the fourth anniversary of the issuance of the Preferred Stock if the volume-weighted average price of the Company’s common stock for the immediately preceding 60 consecutive trading days does not equal or exceed $23.00. The reduction will be equal to the excess of $23.00 over such average price, but the conversion price will not be reduced by more than $4.50. The Company can require conversion of the preferred stock at any time after the fifth anniversary of the preferred stock if the closing price of the Company’s common stock exceeds 125% of the conversion price for 30 consecutive trading days.

      The Preferred Stock may be converted into shares of the Company’s common stock at any time. The Preferred Stock became convertible in the fourth quarter of 2003 when the Company publicly reported cash earnings per share, as defined in the definitive securities purchase agreement, of less than $1.50 for the trailing four calendar quarters ending September 30, 2003, which is a conversion event, as defined in the definitive securities purchase agreement.

      One warrant to purchase 1,250,000 shares of the Company’s common stock expires on February 12, 2010 and another similar warrant to purchase the same number of shares expires on June 27, 2010.

      As a result of this investment, assuming exercise of all warrants for cash, Warburg Pincus VIII owns approximately 31% of the Company’s outstanding voting securities on an if-converted basis (assuming a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion price of $11.25 per share) and has the right to appoint two members to the Company’s Board of Directors. This amount is subject to increase under certain conditions to a maximum of approximately 49% of the Company’s outstanding common stock during the next five years.

      The Preferred Stock was initially reflected on the financial statements of the Company at $121,137, which is a discount of $4,888 from its initial liquidation value of $126,025. Since, at the end of the seventh year, the holders of the Preferred Stock can require the Company to remarket the Preferred Stock by increasing its dividend rate until its market value is its liquidation value, the discount will be accreted and recorded as a reduction of earnings attributable to common stockholders ratably for a period of seven years from the date of issuance. The warrants are immediately included in the computation of diluted earnings per share using the treasury stock method, and therefore become dilutive only when the market price of the Company’s common stock is above their exercise price.

      The initial convertible subordinated investment of $20,000 was issued with a conversion price per share less than the closing price of the Company’s common stock at the date of issuance. As a result, the Company incurred a non-cash beneficial conversion feature amount (“BCF”) of $1,867 in connection with the issuance of the note that was converted to Preferred Stock. This is the difference between the market price of the Company’s common stock on the date of issuance and the conversion price on that date multiplied by the number of shares issued as if the note were converted on that date. The Company also incurred a BCF of $2,359 as a result of issuing 9,366,667 shares of Preferred Stock since the effective conversion price, after adjusting for the value assigned to the warrants, was less than the market price on the date of issuance. These BCF amounts totaling $4,226 resulted in a non-cash increase in the loss attributable to common stockholders in the fourth quarter of 2003 when the Preferred Stock became convertible into common stock.

4.	Variable Interest Entities

      During 1999, the Company sold certain production equipment to a trust in connection with a sale and leaseback transaction. The lease has been classified as an operating lease. The lease, which was scheduled to expire in July 2004, contains purchase and lease renewal options at projected future fair market values and has a residual value guarantee of approximately $127,300. The net book value of the equipment sold totaled approximately $118,000. The gain realized from this sale, totaling approximately $32,000, has been deferred and is being credited to income as reductions in rental expense ratably over the lease term. The gross rent expense approximates the amount of interest expense incurred by the trust that owns the equipment. Interest expense for the trust is determined by indices that approximate LIBOR and/or commercial paper (which have a close correlation) and by a fee that is based on the Company’s credit worthiness as determined by the rating agencies. The net rent expense is the gross rent expense reduced by the amortization of the deferred gain relating to the sale of the equipment. Gross rent expense totaled approximately $11,247 and $8,661 for 2003 and 2002, respectively. In June 2003, the Company amended its sale and leaseback transaction with substantially similar terms, such that the lessor is a voting interest entity.

      In September 2002, the Company replaced its existing receivables purchase agreement. Under the new agreement, the Company may sell without recourse up to $80,000 in an undivided interest in certain of its domestic trade accounts receivable, on a revolving basis, through an unconsolidated receivables subsidiary.

      At December 31, 2003 and 2002, trade accounts receivable of approximately $27,800 and $64,200, respectively, were sold. The sales of trade accounts receivable have been reflected as a reduction of accounts receivable in the Company’s Consolidated Balance Sheet. The discounts incurred by the Company on the sale of the trade accounts receivable during 2003 and 2002 of approximately $1,024 and $1,336, respectively, were charged to selling, general, and administrative expenses.

      Subsequent to year-end, on February 10, 2004, the Company closed on $625,000 of new debt financings. As part of this transaction, the Company exercised its option to repurchase the assets of the sale and leaseback transaction. The assets, with a fair value of approximately $150,000, will be recorded at their fair market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values and depreciated over an estimated useful life of 20 years. In addition, the Company terminated its asset securitization program and repurchased the net receivables.

5.	Inventories

      Inventories related to continuing operations consist of the following:

	December 31,

	2003	2002

Raw materials	$35,320	$38,142
Finished and semi-finished goods	77,859	67,286
Supplies	7,913	7,878

	$121,092	$113,306

6.	Accrued Liabilities

      Accrued liabilities consist of the following:

	December 31,

	2003	2002

Payroll and other compensation	$2,707	$4,740
Retirement plans	3,716	5,868
Property and other taxes	7,189	5,367
Interest	2,911	2,222
Other	15,081	11,794

	$31,604	$29,991

7.	Other Expense

      Other expense, net consisted of the following amounts for the periods indicated:

	For the Years Ended December 31,

	2003	2002	2001

Legal costs related to the Department of Justice investigation of the polyester staple fiber industry	$6,014	$5,066	$3,800
Non-capitalizable financing costs	2,219	—	—
Accelerated stock option vesting	1,156	—	—
Rebate from anti-dumping duties	(3,417)	(4,365)	—
Property damage and other costs associated with production outage	—	—	9,900
Income from property damage claims & business interruption insurance	—	—	(10,600)

	$5,972	$701	$3,100

8.	Restructuring Charges

      During 2003, the Company announced various cost reduction plans in order to improve profitability, reduce debt, and enhance stockholder value. These cost reduction efforts were in response to reduced profitability as a result of increased raw material costs, declines in PET resin prices in our PPG, and continuing declines in our FRPG businesses. The three plans announced in 2003 are as follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     January 2003

      In January 2003, the FRPG commenced a plan to restructure its operations, which included a reduction in the number of employees and other cost savings initiatives at the Company’s three fiber manufacturing facilities. The Company recorded termination costs of $1,847 in its FRPG segment related to this plan, which was fully implemented in 2003. These costs were reflected in operating income (loss) in the Consolidated Statements of Operations. The following represents changes in the accruals since the plan was adopted.

Severance
Costs

Accruals during 2003	$1,847
Cash payments	(1,847)

Accrual balance at December 31, 2003	$—

     July 2003

      In July 2003, the Company announced and implemented reductions in compensation and benefit costs. These compensation and benefit reductions were implemented at all levels of the Company, including senior management. As part of this cost reduction effort, some employer contributions to the Company’s defined contribution plans were suspended.

     November 2003

      In November 2003, the Company announced a third plan with Company-wide cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. The Company incurred severance and contract termination costs of $8,086 in the fourth quarter of 2003 associated with this plan, of which $6,159 related to the FRPG and $1,927 related to the PPG. In addition, a curtailment loss of $232 was recorded as a restructuring charge in the FRPG. This curtailment loss occurred in two of the Company’s foreign defined benefit plans associated with the early terminations and was reflected in operating income (loss) in our Consolidated Statements of Operations. The following represents changes in the accruals since the plan was adopted.

		Contract
	Severance	Termination
	Costs	Costs	Total

Accruals during 2003	$8,067	$19	$8,086
Cash payments	(1,981)	—	(1,981)

Accrual balances at December 31, 2003	$6,086	$19	$6,105

      The above accrual balance at December 31, 2003 should be fully paid out during the first half of 2004. In addition, the Company expects to incur approximately $1,500 of additional severance costs in its FRPG related to this plan through its completion in 2005.

9.	Production Outage

      In May 2001, the Company experienced a production outage at its Palmetto Plant in Darlington, South Carolina, which resulted in a temporary shutdown of the entire facility. The power outage caused lost production volumes of approximately 80 million pounds, split equally between its two reportable operating segments. Total costs and property damage associated with this outage was approximately $9,900 ($6,433 after tax or $0.20 per diluted share). During the second quarter of 2001, the Company reduced its property damage expense for that portion of the insurance claim by approximately $3,400 ($2,185 after tax or $0.07 per diluted share). In the fourth quarter of 2001, the Company settled its property damage and business interruption insurance claims and recorded additional income of approximately $7,200 ($4,697 after tax or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.15 per diluted share). These costs and the related income from business interruption insurance were reflected in other expense, net in 2001.

10.	Borrowing Arrangements

      Long-term debt consists of the following:

	December 31,

	2003	2002

Revolving credit loan facility and bid loans	$270,000	$5,000
Uncommitted lines of credit	—	25,508
8.41% senior unsecured note, due February 2003	—	50,390
7.55% senior unsecured note, due December 2011	40,000	45,331
Variable rate senior unsecured note, due November 2004 (3.2% at December 31, 2003)	35,000	35,000
7.46% senior unsecured note, due September 2009	25,000	25,000
Economic development revenue bonds, at variable interest rates, due 2010-2023	—	49,680
Other	992	1,000

	370,992	236,909
Less current portion	—	70,405

	$370,992	$166,504

      The table above provides the detail of the Company’s debt, which was unsecured as of December 31, 2003. Substantially all of this debt was repaid on February 10, 2004. The terms of the new financings are described following a summary of the terms of the debt existing at December 31, 2003.

      In June 2003, the Company refinanced its $275,000 senior revolving credit facility. The new $275,000 three-year floating rate facility (the “Credit Facility”), which was scheduled to mature in June 2006, had no scheduled principal payments.

      In February 2000, the Company borrowed $50,000 pursuant to an 8.41% senior note due February 2003. In conjunction with this financing, the Company entered into interest rate swaps, which effectively converted the total amount of this fixed-rate debt to floating-rate debt. During 2002, the Company terminated these swaps which resulted in a gain of $1,464. This gain was recognized as a reduction in interest expense over the remaining life of the debt. The debt was repaid on its maturity date.

      In December 2001, the Company borrowed $40,000 pursuant to a 7.55% senior note due December 2011. In conjunction with this financing, the Company entered into interest rate swaps that effectively converted the $40,000 of fixed-rate debt to floating-rate debt at an effective interest rate of six-month LIBOR plus 1.42%. In October 2003, the Company terminated these swaps, which resulted in a gain of $4,105 that will be recognized as a reduction of interest expense over the remaining life of the debt.

      In November 2001, the Company borrowed $35,000 pursuant to a senior note. The note had a floating interest rate based on LIBOR with a single principal payment due in November 2004.

      In September 2002, the Company borrowed $25,000 pursuant to a 7.46% senior note due September 2009.

      The Company redeemed $9,500 and $40,180 of its Industrial Revenue Development Bonds in March 2003 and August 2003, respectively. Financing for these redemptions was provided by cash from operations and the revolving credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 10, 2004, the Company completed $625,000 of new debt financings. These financings consist of a five-year, $175,000 Revolving Credit Facility with an initial annual interest rate of either LIBOR or the prime rate plus 250 basis points on outstanding borrowings, a five-year, $185,000 First Lien Term Loan with an annual interest rate of LIBOR plus 400 basis points, and a six-year, $265,000 Second Lien Term Loan with an annual interest rate of LIBOR plus 675 basis points. The First and Second Lien Term Loans have a LIBOR floor of 200 basis points. The First Lien Term Loan may be prepaid for 102% and 101% of its face amount in the first and second year after its issuance, respectively. The Second Lien Term Loan may be prepaid at 103%, 102% and 101% of its face amount in the third, fourth and fifth years after its issuance, respectively and was issued at 98% of its face value.

      The net proceeds from these new credit facilities were used to repay substantially all of the Company’s balance sheet debt, repurchase accounts receivable, purchase PET resin assets located at its Palmetto facility, prepay a raw material contract, terminate swap agreements, pay prepayment penalties, pay expenses associated with the new financing transaction, and provide working capital. At February 10, 2004, the Company had approximately $490,000 in total outstanding long-term debt, net of $5,300 of original issue discount.

      The new Revolving Credit Facility is collateralized by a first lien on the Company’s domestic accounts receivable, inventory, and related intangibles. Availability under the Revolving Credit Facility is determined by the eligible accounts receivable and inventory. Borrowings under the First Lien Term loan are primarily collateralized by a first priority security interest in the Company’s real property, plant and equipment. Borrowings under the Second Lien Term loan are collateralized by a second priority security interest in substantially all of the Company’s domestic assets.

      These debt agreements contain financial and restrictive covenants. The financial covenants require that the Company maintain available liquidity of $55,000 under the revolving credit facility or maintain a Fixed Charge Coverage Ratio currently of at least 1.0:1.0. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is the trailing four quarters earnings before interest, taxes, depreciation and amortization compared to the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to the Company’s equity for the same period. There are certain liquidity thresholds, which must be maintained in order for the Company to make certain capital expenditures over certain threshold amounts or to settle lawsuits or pay judgments. Other restrictions relate to the amount of capital expenditures, asset sales, the incurrence or guarantee of additional debt, acquisitions, sale or discount of receivables, certain payments and investments, affiliate and subsidiary transactions, payment of dividends and repurchase of stock, and excess cash.

      During 2003, 2002 and 2001, the Company capitalized interest of $214, $303 and $1,531, respectively, as part of the cost of capital projects under construction. Interest expense (net) includes interest income of $3,150, $3,480 and $1,563 for 2003, 2002 and 2001, respectively.

11.	Income Taxes

      For financial reporting purposes, earnings (loss) from continuing operations before income taxes are as follows:

	Years Ended December 31,

	2003	2002	2001

United States	$(152,872)	$28,522	$2,844
Foreign	1,784	6,912	14,432

	$(151,088)	$35,434	$17,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the provision for income taxes are as follows:

	Years Ended December 31,

	2003	2002	2001

Current:
Federal	$—	$(20,238)	$1
State	40	681	115
Foreign	(183)	377	199

	(143)	(19,180)	315

Deferred:
Federal	(53,612)	28,887	3,443
State	(766)	(727)	(2)
Foreign	130	56	98

	(54,248)	28,216	3,539

	$(54,391)	$9,036	$3,854

      The 2002 current federal benefit of $20,238 is related to a net operating loss carryback attributable to the Job Creation and Worker Assistance Act enacted in March 2002. This Act increased the carryback period on net operating losses generated in 2001 from 2 years to 5 years, resulting in a refund of $20,238 in 2002.

      The difference between the provision for income taxes and income taxes computed at the statutory income tax rate on income from continuing operations is explained as follows:

	Years Ended
	December 31,

	2003	2002	2001

Computed at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	.3	—	.6
Differences in income tax rates between the United States and foreign countries	.5	(5.6)	(27.7)
Amortization of goodwill	—	—	16.2
Credits	.4	(2.3)	(2.9)
Other, net	(.2)	(1.6)	1.1

Effective tax rate	36.0%	25.5%	22.3%

      As a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized for book purposes. Therefore, this item no longer increases the effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

	December 31,

	2003	2002

Depreciation	$210,315	$249,327
Foreign	6,921	7,477
Other	2,018	(2,089)

Total deferred tax liabilities	219,254	254,715

Domestic carry forward	156,623	131,406
Foreign carry forward	5,955	6,710
Other	6,842	11,848

Total deferred tax assets	169,420	149,964
Valuation allowance	34,529	32,270

Net deferred tax assets	134,891	117,694

Net deferred tax liabilities	$84,363	$137,021

      At December 31, 2003, the Company had a federal net operating loss (NOL) of approximately $344,018 available for carryforward which begins to expire in 2019 and $4,678 of federal tax credit carryforwards which begin to expire in 2018. Additionally, the Company had approximately $563,777 of state NOLs available for carryforward which begin to expire in 2004. The Company also had foreign NOLs of approximately $17,013 that may be carried forward indefinitely. The valuation allowance, which is primarily attributable to state and foreign NOLs and federal tax credits, increased by $2,259 during 2003.

      Deferred taxes have not been provided for approximately $180,584 of undistributed earnings of foreign subsidiaries, which are permanently reinvested outside the United States. The Company intends to reinvest such undistributed earnings for an indefinite period except for distributions upon which incremental taxes would not be material. If all such earnings were distributed, the Company would be subject to both U.S. income taxes (subject to a potential adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

12.	Environmental Matters

      The Company’s operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. As discussed in note 1, the Company’s policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $2,935 and $13,680 on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $6,544 and $9,250 at December 31, 2003 and 2002, respectively, which are reflected as other noncurrent liabilities in the Company’s Consolidated Balance Sheets. These accruals represent management’s best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $3,600 to $7,500. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years.

      The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on the Company’s consolidated financial results in a future reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      However, management believes the ultimate outcome will not have a significant effect on the Company’s consolidated results of operations, financial position, or liquidity.

      The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	2003	2002	2001

	(In thousands)
Balance at beginning of year	$9,250	$10,462	$13,037
Changes in remediation costs	(2,289)	(752)	(1,193)
Expenditures	(427)	(489)	(1,333)
Foreign currency translation adjustments	10	29	(49)

Balance at end of year	$6,544	$9,250	$10,462

      The changes in remediation costs for the period January 1, 2001 to December 31, 2003 were primarily the result of more current information reducing the expected costs associated with the Company’s European environmental costs and the expected costs associated with groundwater remediation at one of the Company’s South Carolina plants.

      There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.

13.	Retirement Plans

      The Company has defined benefit plans and defined contribution pension plans that cover substantially all employees. The Company also has an employee stock ownership plan (ESOP) covering substantially all domestic employees. The defined contribution plan and the ESOP provide for Company contributions based on the earnings of eligible employees. Expense related to the defined contribution plan amounted to $3,814, $5,152 and $6,019 for the years ended December 31, 2003, 2002 and 2001, respectively. Expense related to the ESOP amounted to $841, $1,679 and $2,647 for the years ended December 31, 2003, 2002 and 2001, respectively. In conjunction with the Company’s cost reduction efforts, certain company contributions were suspended in 2003. All ESOP shares are considered outstanding for the Company’s earnings per share computations. Dividends paid on ESOP shares are included in the overall dividends.

      Benefits under the European businesses’ defined benefit plans are based on employees’ compensation and length of service, while benefits under defined benefit plans covering domestic employees are based on employees’ compensation and length of service or at stated amounts based on length of service. The Company’s policy is to fund amounts, which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Substantially all of the assets of the plans are invested in equity securities, debt securities, money market instruments, and insured products.

      Net periodic pension cost (benefit) is determined using assumptions as of the beginning of each year. Funding status of the plans is determined using assumptions as of the end of the year. Unrecognized net actuarial gains or losses are amortized using the “corridor method” as defined by SFAS No. 87, “Employers’ Accounting for Pensions,” for the Company’s domestic defined benefit plans and Dutch plan. As permitted by SFAS No. 87, a systematic method of amortization is used to amortize actuarial gains and losses for its Irish defined benefit plans. For the Irish plans, the Company separately identifies actuarial gains and losses on the plans’ assets and projected benefit obligations and uses an amortization method, which spreads each year’s actuarial gain or loss over a period of five years, without regard to the corridor, subject to the minimum amortization requirements of SFAS No. 87.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information on the Company’s domestic and foreign defined benefit plans:

	Domestic Plans		Foreign Plans

	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$49,971	$49,810	$49,111	$39,583
Contributions	—	—	299	250
Service cost	427	376	1,965	1,636
Interest cost	3,299	3,482	3,043	2,504
Actuarial (gain) loss	3,401	(1,293)	1,925	(461)
Benefits paid	(3,033)	(2,404)	(1,577)	(1,792)
Exchange gain	—	—	10,777	7,391
Curtailment loss	—	—	232	—

Benefit obligation at end of year	54,065	49,971	65,775	49,111

Change in plan assets:
Fair value of plan assets at beginning of year	33,287	39,818	52,435	51,611
Actual return on plan assets	5,317	(4,335)	6,665	(7,648)
Contributions	3,950	208	597	1,729
Benefits paid	(3,033)	(2,404)	(1,577)	(1,792)
Exchange gain	—	—	11,462	8,535

Fair value of plan assets at end of year	39,521	33,287	69,582	52,435

Funded status	(14,544)	(16,684)	3,807	3,324
Unrecognized net actuarial loss	15,164	15,103	18,877	16,224
Unrecognized prior service cost	73	84	—	—
Unrecognized transition obligation	—	36	(176)	(166)

Accrued benefit cost	$693	$(1,461)	$22,508	$19,382

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—	$22,524	$19,023
Accrued benefit liability	(14,544)	(16,684)	(1,696)	(419)
Intangible asset	73	120	—	—
Accumulated other comprehensive loss	15,164	15,103	1,680	778

Net amount recognized	$693	$(1,461)	$22,508	$19,382

Increase in minimum liability included in other comprehensive income (loss)	$61	$5,841	$902	$180

      In 2003, the Company recognized a curtailment loss of $232 as a result of early terminations in two of the Company’s foreign defined benefit plans.

      The accumulated benefit obligation for all defined benefit pension plans was $104,838 and $86,507 at December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic Plans		Foreign Plans

	2003	2002	2003	2002

Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.25%	6.75%	5.46%	5.71%
Rate of compensations increases	—	—	3.00%	3.21%
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$54,065	$49,971	$11,725	$8,347
Accumulated benefit obligation	$54,065	$49,971	$9,991	$6,935
Fair value of plan assets	$39,521	$33,287	$8,295	$6,515

      Components of net periodic cost (benefit) and significant weighted-average assumptions were as follows:

	2003		2002		2001

	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans

Service Cost	$427	$1,965	$376	$1,636	$345	$1,316
Interest Cost	3,299	3,043	3,482	2,504	3,412	1,973
Expected return on plan assets	(3,008)	(4,696)	(3,471)	(4,144)	(3,856)	(4,230)
Net amortization and deferral	1,078	563	555	112	8	(4,145)
Curtailment loss	—	232	—	—	—	—

Net periodic pension cost (benefit)	$1,796	$1,107	$942	$108	$(91)	$(5,086)

Discount rate	6.75%	5.71%	7.25%	5.92%	7.50%	5.92%
Expected return on plan assets	9.00%	8.25%	9.00%	7.39%	9.00%	7.41%
Rate of compensation increase	—	3.21%	—	3.21%	—	3.00%

      The assumptions used in computing the net periodic pension costs reflect current discount rates and anticipated future returns on plan assets and expected compensation increases. The discount rate is determined by reviewing the rates of return on high quality fixed income investments currently available with maturity dates corresponding with the maturity of the pension benefits. The expected return on plan assets is based on the expected long term rate of return on plan assets taking into account the plans’ asset allocation (primarily between equity and debt securities), giving appropriate consideration to historical plan returns. The rate of compensation increase is determined by taking into consideration future economic conditions, such as inflation and the Company’s expected future compensation levels when compared to historical performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

      The Company’s domestic pension plans’ weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Domestic Plans

	December 31, 2003		December 31, 2002

	Amounts	% of Total	Amounts	% of Total

Assets by Category:
Equity securities	$23,345	59.1%	$19,789	59.4%
Debt securities	12,077	30.5	12,848	38.6
Other	4,099	10.4	650	2.0

Total	$39,521	100.0%	$33,287	100.0%

Investment Policies

      In determining the Company’s long-term rate of return on plan assets, management’s objective is to obtain the highest possible return over the long-term commensurate with the appropriate level of assumed risk. In order to moderate the investment portfolio’s risk and volatility, the Company develops a forecast of financial market returns over a wide range of potential future economic trends.

Cash Flows

Contributions

      The Company contributed $3,950 to its domestic defined benefit plans in 2003. The Company expects to contribute $3,935 to its domestic defined benefit plans in 2004.

Estimated Future Benefit Payments

      The following benefit payments for the Company’s domestic defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid:

2004	$2,873
2005	$2,912
2006	$2,939
2007	$2,940
2008	$2,984
Years 2009-2013	$17,401

14.     Stockholder’s Equity

      The Company has stock option plans for employees (the Plans) that authorize the grant of non-qualified stock options (NQSOs). For all options granted in connection with the Plans, the option period extends for 11 years from the date of grant with the shares vesting at 20% per year over the first five years. The exercise price for options granted prior to 1998 is equal to the fair value of the Company’s common stock at the date of grant. For options granted after 1997, the exercise price is equal to the average of the highest and lowest sales prices of the Company’s common stock over a period of 20 days prior to the date of the grant. In addition, the Company has a Directors Stock Option Plan. Each year during the term of this Plan, each eligible director is granted an option for 1,000 shares on the eighth business day after the Company publicly announces its annual earnings. The option period extends for 11 years from the grant date with the shares being 100% vested one

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year after the grant date. The exercise price is equal to the average of the highest and lowest sales price of the Company’s common stock over a period of 20 days prior to the date of the grant.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, any difference between the exercise price of the Company’s employee stock options and the market price of the underlying stock on the date of grant is recognized as compensation expense over the vesting period of the options. The alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models for determining compensation expense.

      Pro forma information regarding net earnings (loss) and earnings (loss) per common share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of 3.82%, 3.82% and 4.96%; a dividend yield of 1.36%, 1.36% and 1.29%; volatility factors of the expected market price of the Company’s common stock of .468, .470 and .470; and a weighted-average expected life of the option of 8 years. The weighted-average fair value of options granted in 2003 was $4.05 for employees and $5.05 for directors, in 2002 it was $8.29 for employees and $7.82 for directors, and in 2001 it was $10.26 for both employees and directors. The differences in weighted average fair values in 2003 and 2002 are attributable to different grant dates.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2003	2002	2001

Net earnings (loss) attributable to common stockholders, as reported	$(106,697)	$(194,307)	$8,389
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	897	304	247
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,521)	(2,299)	(2,461)

Pro forma net earnings (loss) attributable to common stockholders	$(111,321)	$(196,302)	$6,175

Net earnings (loss) attributable to common stockholders per share:
Basic net earnings (loss) per common share, as reported	$(3.38)	$(6.15)	$0.27
Basic net earnings (loss) per common share, pro forma	$(3.53)	$(6.22)	$0.20
Diluted net earnings (loss) per common share, as reported	$(3.38)	$(6.07)	$0.26
Diluted net earnings (loss) per common share, pro forma	$(3.53)	$(6.13)	$0.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2003, the Company recognized all of the remaining deferred compensation associated with its employee stock options. In accordance with the change in control provisions of the Company’s stock option plans, the stock options became fully vested in June 2003 as a result of the private equity investment. For additional information on the private equity investment, see note 3. Deferred compensation associated with stock options issued to employees in August 2003 is reflected in the 2003 amounts above.

      A summary of the Company’s stock option activity and related information for the three years ended December 31, 2003 follows:

		Weighted
		Average Price
	Shares	Per Share

Outstanding December 31, 2000	3,247,033	$18.15
Granted	582,600	16.61
Exercised	(44,490)	16.97
Cancelled	(215,930)	18.27

Outstanding December 31, 2001	3,569,213	17.91
Granted	313,200	15.24
Exercised	(2,200)	9.64
Cancelled	(214,445)	19.44

Outstanding December 31, 2002	3,665,768	17.59
Granted	498,000	10.46
Exercised	(4,800)	9.64
Cancelled	(310,040)	17.85

Outstanding December 31, 2003	3,848,928	$16.66

      At December 31, 2003, 2002, and 2001, options for 3,428,825, 2,334,636 and 2,126,028 shares, respectively, were exercisable. At December 31, 2003, 629,455 shares were available for future option grants. The following summarizes information related to stock options outstanding at December 31, 2003:

Range of exercise prices	$9.64 to $18.94	$22.75 to $29.25

Number outstanding at December 31, 2003	3,329,978	518,950
Weighted-average remaining contractual life	6.8 years	2.5 years
Weighted-average exercise price of options outstanding	$15.24	$25.79
Number exercisable at December 31, 2003	2,909,875	518,950
Weighted-average exercise price of options exercisable	$15.92	$25.79

      The Company also has a deferred compensation and restricted stock plan (Restricted Stock Plan). Pursuant to the Restricted Stock Plan, (prior to December 31, 2002) certain officers, directors and managers of the Company were required to defer a certain portion of their compensation and could elect to defer additional compensation that is exchanged for restricted stock. The Restricted Stock Plan was amended effective December 31, 2002 to no longer provide for either mandatory or voluntary deferral by directors and mandatory and voluntary deferrals with respect to officers and managers was limited to bonus payments. Shares granted are subject to certain restrictions on transferability. The exercise price for restricted stock awards granted is 85% of the average of the highest and lowest sales prices of the common stock as reported on the New York Stock Exchange on the last day of the prior calendar quarter and on each of the 15 days before and after that date. A total of 1,000,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. During 2003 and 2002, participants purchased 15,538 and 31,172 shares of common stock, respectively, at an average price of approximately $11.29 and $12.44 per share. Also, upon termination of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors Retirement and Deferred Compensation Plans during 1998, directors elected to rollover amounts under these plans to the Restricted Stock Plan resulting in the issuance of 59,441 shares of common stock. The amount of non-cash compensation expense associated with purchases during 2003 and 2002 was not material.

      On August 31, 2001, the Board of Directors authorized and declared a dividend of one common stock purchase right for each outstanding share of common stock under the stockholder rights plan (the Plan). The Plan provides each stockholder of record one common stock purchase right for each share of common stock. The rights are represented by the common stock certificates and are not separately traded from the common stock and are not currently exercisable. The rights become exercisable only if a person acquires beneficial ownership of 20% or more of the Company’s common stock or announces a tender offer or exchange offer that would result in beneficial ownership of 20% or more of the Company’s common stock, at which time each right would enable the holder to buy shares of the common stock at a discount to the then market price. The Company may redeem the rights for $.01 per right, subject to adjustment, at any time before the acquisition by a person or group of 20% or more of the Company’s common stock. The rights have a 10-year term. On February 12, 2003, the Board of Directors of the Company amended the terms of the Plan to provide that the rights are not exercisable in connection with the private equity investment. For additional information on the private equity investment, see note 3.

      Although the Rights should not interfere with a business combination approved by the Board of Directors, they may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board, except pursuant to an offer conditioned on a substantial number of Rights being acquired.

15.     Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) attributable to common stockholders per common share for the years indicated:

	2003	2002	2001

Numerator for basic and diluted net earnings (loss) attributable to common stockholders per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$(106,809)	$26,398	$13,422
Net earnings (loss) attributable to common stockholders from discontinued operations	112	(23,651)	(5,033)
Cumulative effect of accounting change	—	(197,054)	—

Net earnings (loss) attributable to common stockholders	$(106,697)	$(194,307)	$8,389

Denominator:
Denominator for basic net earnings (loss) attributable to common stockholders per common share — weighted-average shares	31,580	31,579	31,542
Effect of dilutive securities:
Employee stock options and restricted stock	—	436	489

Denominator for diluted net earnings (loss) attributable to common stockholders per common share — adjusted weighted-average shares	31,580	32,015	32,031

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

      The Company has commitments and contingent liabilities, including legal proceedings, environmental liabilities (see note 12), commitments relating to certain state incentives, and various operating lease commitments.

      In January 2001, the Company received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. The Company cooperated with the investigation by producing documents in response to this subpoena. In September 2002, the U.S. Department of Justice announced the indictment of a former sales manager of one of the Company’s competitors for conspiring to fix prices and allocate customers for polyester staple fiber beginning in September 1999 and ending in January 2001. On October 31, 2002, the U.S. Department of Justice announced that it was filing informations against another competitor and one of its former officers as a result of their agreement to plead guilty to participating in a conspiracy to fix prices and allocate customers in the polyester staple fiber industry. On October 2, 2003, the trial of the former sales manager of one of the Company’s competitors concluded with a verdict of not guilty on all charges. Neither the Company nor any of its employees has been charged with any wrongdoing, and the Company vehemently denies that it or any of its employees have engaged in price fixing or customer allocation.

      Following the disclosure of the investigation, the indictment of a competitor’s employee, the informations and guilty pleas of another competitor and its employee, the Company, along with certain other companies, has been named as a defendant in 64 actions brought by direct and indirect purchasers of polyester staple fiber for violations of federal, state and Canadian antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act, state antitrust, state unfair competition and/or Canadian antitrust laws. Some of these actions seek certification of a class including all persons who directly or indirectly purchased polyester staple fiber similarly affected by such alleged conduct. The plaintiffs in most cases seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunctions against alleged illegal conduct and other equitable relief.

      The producers of polyester staple fiber, including the Company, may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. Furthermore, the federal grand jury investigation is ongoing and additional indictments may result. The Company intends to vigorously defend against the civil claims and any civil or criminal claims or proceedings that may be brought against it in the future. If a material adverse judgment occurs, the Company’s consolidated financial position, results of operations, and cash flows may be adversely impacted.

      In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During 2003 and 2002, the Company recognized grant income of $1,500 and $6,000, respectively. The Company had deferred grant income of $1,500 at December 31, 2002. The deferred income was included in other current liabilities in the Company’s Consolidated Balance Sheet at December 31, 2002.

      Approximate minimum rental commitments under noncancelable leases during each of the next five years and thereafter are as follows: 2004 — $7,756; 2005 — $5,709; 2006 — $2,742; 2007 — $1,928; 2008 — $1,722; and thereafter — $5,529.

      Rent expense for cancelable and noncancelable operating leases was $11,567, $10,182 and $10,113 for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of this ordinary course litigation will not have a material adverse effect, if any, on the Company’s consolidated financial position, results of operations, and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Derivatives and Financial Instruments

      The Company utilizes derivative instruments, principally swap and forward contracts, to enhance its ability to manage risk including interest rates and foreign currency fluctuations, which exist as part of its ongoing business. These contracts hedge transactions and balances for periods consistent with the related exposures. The Company does not utilize financial instruments for trading or other speculative purposes.

      The Company utilizes interest rate swaps to manage the interest rate characteristics of certain debt. At January 1, 2001 the Company had interest rate swaps related to $50,000 of its fixed-rate debt, which exactly matched the terms of the underlying debt instruments. These swaps, effectively converting the fixed-rate debt to floating-rate debt, qualified and were accounted for as fair value hedges. The Consolidated Balance Sheet at December 31, 2001 reflected $2,556 for the fair market value of the swaps in other assets, offset by a corresponding change in the fair value of the underlying debt. These swaps were terminated during 2002, resulting in a gain of $1,464. This gain was recognized as a reduction in interest expense over the remaining life of the debt. During 2002, the Company entered into interest rate swaps that effectively converted $40,000 of its fixed-rate debt to floating-rate debt at an effective interest rate of six-month LIBOR + 1.42% (approximately 3.5% at December 31, 2002). The Company estimated it would have received $5,331 if these swaps had been terminated at December 31, 2002. These swaps qualified as fair value hedges under SFAS 133. These swaps were terminated during 2003, resulting in a gain of $4,105. This gain will be recognized as a reduction in interest expense over the remaining life of the debt. Subsequent to 2003, the Company closed on $625,000 of new debt financings and used the net proceeds to repay substantially all of its existing indebtedness and certain contractual obligations. The remaining gain from the termination of these swaps will be recognized in 2004 with the repayment of the debt. For additional information on the financing, see note 10.

      As part of the restructuring of the sale leaseback transaction in June of 2003, the Company entered into three swaps, each with a notional amount of $50,000, that were designated as cash flow hedges. These swaps hedged the Company’s exposure to variability in cash flows attributable to rent expense paid in relation to the sale leaseback. The effective portion of the gain or loss related to the swaps was reported as a component of other comprehensive income (loss). The remaining ineffective portion of the gain or loss on the hedges was reported in earnings in 2003 as a reduction of rent expense. The Company reflected the payment that it would be required to make to terminate these swaps as a non current liability of $16,760 at December 31, 2003. During the second half of 2003 the Company’s loss was reduced by $3,216 and equity (other comprehensive income) was increased by $2,875.

      In February 2004, the Company terminated two of the three swaps and exercised its option to purchase the assets under the sale leaseback transaction. The loss incurred upon termination of the two swaps will be recognized in the Company’s earnings (loss) during the first quarter of 2004. The remaining hedge with a notional amount of $50,000 was redesignated as a cash flow hedge against the new debt entered into in February 2004. For additional information on the financing transaction, see note 10.

      The Company operates in international markets and uses foreign exchange contracts with maturities of less than twelve months to hedge existing foreign exchange exposures. Foreign currency contracts require the Company at a future date to either buy or sell foreign currency in exchange for U.S. dollars and other currencies. The Company had contracts with notional amounts of $11,506 and $31,657 at December 31, 2003 and 2002, respectively, that were designated as cash flow hedges. The fair value of these contracts was approximately $141 and $1,025 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, these forward contracts resulted in an unrealized gain in accumulated other comprehensive income (loss) of $74 and $1,020, respectively, which will be realized when the underlying transaction gain or loss is recognized in earnings.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency and interest rate contracts described above and in note 10 and temporary cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments and trade accounts receivable. The counterparties to the contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties. The Company places its temporary cash investments with high credit quality institutions. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Four of the Company’s customers comprise approximately 25% of its total accounts receivable. In addition, approximately 46% of total accounts receivable are included in the FRPG customer base. Approximately 25% of the Company’s total accounts receivable is in the U.S. textile business, which continues to face competitive challenges presented by the imports of textile and apparel fiber and finished goods. A down turn in the financial condition of any of these customers may have a negative impact on the Company’s results of operations.

Fair Value of Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

      Cash and cash equivalents, accounts receivable and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value.

      Borrowing arrangements: See note 10.

      Interest rate instruments: The fair value of interest rate instruments is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.

      All of the Company’s estimates of fair value and termination cost/benefit for its derivative financial instruments are based on readily available dealer quotes as to the amounts the Company would receive or pay to terminate the contracts.

      The following table summarizes the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002:

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Nonderivatives
Cash and cash equivalents	$205,480	$205,480	$—	$—
Accounts receivable	143,664	143,664	68,762	68,762
Accounts payable	90,622	90,622	68,671	68,671
Borrowing arrangements	370,992	370,992	236,909	236,909
Derivatives — receive (pay):
Cash flow hedges	(16,760)	(16,760)	5,331	5,331
Forward foreign currency contracts	141	141	1,025	1,025

18.	Operating Segment and Geographic Areas

      The Company’s operations are classified into two reportable operating segments: the Packaging Products Group (PPG) and the Fibers and Recycled Products Group (FRPG).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The PPG manufactures:

•	solid-stated and amorphous PET resin for use in the manufacture of soft drink bottles and other food and beverage packaging and

•	EcoClear® PET resin, utilizing recycled PET materials to meet customers’ recycled content PET resin requirements.

      The FRPG manufactures:

•	chemical-based polyester staple fibers for use in apparel, non-woven, home furnishing, and industrial products,

•	recycled-based polyester and nylon staple fibers for use in home furnishing, non-woven and industrial products, and

•	recycled-based nylon and polyester engineering resins for use in the injection molding industry.

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

      As discussed in note 2, the Company sold the assets of its small recycled fine denier polyester staple fiber business during the first quarter of 2003 and its POY business during 2002. These assets, which were previously reported as part of the Company’s FRPG, were reported as discontinued operations in the Company’s financial statements.

	Packaging
	Products	Fibers and Recycled
	Group	Products Group	Total

2003
Revenues	$632,028	$477,247	$1,109,275
Segment profit (loss)	13,894	(154,851)	(140,957)
Assets	455,150	382,763	837,913
Amortization and depreciation from continuing operations	30,154	24,528	54,682
Capital expenditures for continuing operations	7,561	7,955	15,516
2002
Revenues	$524,781	$489,187	$1,013,968
Segment profit (loss)	50,045	(4,357)	45,688
Assets	406,083	504,520	910,603
Amortization and depreciation from continuing operations	24,759	30,934	55,693
Capital expenditures for continuing operations	14,352	7,296	21,648
2001
Revenues	$533,210	$476,350	$1,009,560
Segment profit (loss)	64,699	(29,466)	35,233
Assets	384,335	757,920	1,142,255
Amortization and depreciation from continuing operations	21,831	39,301	61,132
Capital expenditures for continuing operations	15,800	12,284	28,084

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	2003	2002	2001

Segment Profit (Loss)
Total for reportable segments	$(140,957)	$45,688	$35,233
Interest expense, net	(10,131)	(10,254)	(17,957)

Earnings (loss) before income taxes	$(151,088)	$35,434	$17,276

Assets
Total for reportable segments	$837,913	$910,603	$1,142,255
Corporate assets(1)	279,156	54,607	92,175

Total Assets	$1,117,069	$965,210	$1,234,430

(1)	Corporate assets include cash, prepaid expenses, construction in progress and other assets not allocated to the segments.

      Net sales and operating income (loss) for the years ended December 31, 2003, 2002 and 2001 and long-lived assets at the end of each year, classified by the major geographic areas in which the company operates, are as follows:

	2003	2002	2001

Net sales
U.S.	$927,679	$861,559	$837,974
Europe	181,596	152,409	171,586

	$1,109,275	$1,013,968	$1,009,560

Operating income (loss)
U.S.	$(143,159)	$31,650	$13,864
Europe	2,202	14,038	21,369

	$(140,957)	$45,688	$35,233

Long-lived assets
U.S.	$488,333	$654,888	$686,750
Europe	54,656	46,172	41,179

	$542,989	$701,060	$727,929

      Revenues are attributed to countries based on the location where the products were produced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)

      Quarterly financial information for the years ended December 31, 2003 and 2002 is summarized as follows:

	March 31,	June 30,	Sept. 30,	Dec. 31	Total
	2003	2003	2003	2003(3)	2003

Income Statement Data:(1)
Net sales	$287,309	$285,282	$262,735	$273,949	$1,109,275
Cost of sales	257,120	261,996	246,186	263,370	1,028,672

Gross profit	30,189	23,286	16,549	10,579	80,603
Selling, general and administrative expenses	17,213	17,348	15,836	16,202	66,599
Impairment charge	—	—	—	135,307	135,307
Restructuring charges(4)	1,234	86	317	8,525	10,162
Provision for uncollectible accounts	15	113	3,265	127	3,520
Other expense, net(2)	1,200	2,967	1,227	578	5,972

Operating income (loss)	10,527	2,772	(4,096)	(150,160)	(140,957)
Interest expense, net	2,030	2,322	2,377	3,402	10,131

Earnings (loss) from continuing operations before income taxes	8,497	450	(6,473)	(153,562)	(151,088)
Income tax expense (benefit)	2,804	149	(1,851)	(55,493)	(54,391)

Earnings (loss) from continuing operations	5,693	301	(4,622)	(98,069)	(96,697)
Earnings from discontinued operations, net of income tax	112	—	—	—	112

Net earnings (loss)	$5,805	$301	$(4,622)	$(98,069)	$(96,585)

Net earnings (loss) attributable to common stockholders:
Net earnings (loss)	$5,805	$301	$(4,622)	$(98,069)	$(96,585)
Accretion of preferred stock and beneficial conversion charge	—	(120)	(2,855)	(7,137)	(10,112)

Net earnings (loss) attributable to common stockholders	$5,805	$181	$(7,477)	$(105,206)	$(106,697)

Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$0.18	$0.01	$(0.24)	$(3.33)	$(3.38)
Net earnings (loss) attributable to common stockholders from discontinued operations	—	—	—	—	—

Net earnings (loss) attributable to common stockholders	$0.18	$0.01	$(0.24)	$(3.33)	$(3.38)

Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$0.18	$0.01	$(0.24)	$(3.33)	$(3.38)
Net earnings (loss) attributable to common stockholders from discontinued operations	—	—	—	—	—

Net earnings (loss) attributable to common stockholders	$0.18	$0.01	$(0.24)	$(3.33)	$(3.38)

Basic weighted-average common shares outstanding	31,582	31,578	31,582	31,578	31,580

Diluted weighted-average common shares outstanding	31,931	31,943	31,582	31,582	31,580

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	June 30,	Sept. 30,	Dec. 31	Total
	2002(5)	2002	2002	2002	2002

Income Statement Data:(1)
Net sales	$239,972	$268,026	$257,333	$248,637	$1,013,968
Cost of sales	213,549	229,767	232,071	223,358	898,745

Gross profit	26,423	38,259	25,262	25,279	115,223
Selling, general and administrative expenses	15,099	17,680	15,838	16,005	64,622
Provision for uncollectible accounts	37	151	34	3,990	4,212
Other expense (income), net(2)	1,026	611	1,208	(2,144)	701

Operating income	10,261	19,817	8,182	7,428	45,688
Interest expense, net	2,771	2,292	2,403	2,788	10,254

Earnings from continuing operations before income taxes	7,490	17,525	5,779	4,640	35,434
Income tax expense	1,872	4,756	1,071	1,337	9,036

Earnings from continuing operations	5,618	12,769	4,708	3,303	26,398
Earnings (loss) from discontinued operations	(31,034)	(5,229)	(248)	125	(36,386)
Tax expense (benefit) from discontinued operations	(10,861)	(1,831)	(87)	44	(12,735)

Earnings (loss) before cumulative effect of accounting change	(14,555)	9,371	4,547	3,384	2,747
Cumulative effect of accounting change	(197,054)	—	—	—	(197,054)

Net earnings (loss)	$(211,609)	$9,371	$4,547	$3,384	$(194,307)

Basic net earnings (loss) per common share:
Earnings from continuing operations	$0.18	$0.40	$0.15	$0.11	$0.84
Loss from discontinued operations	(0.64)	(0.11)	(0.01)	—	(0.75)
Cumulative effect of accounting change	(6.24)	—	—	—	(6.24)

Net earnings (loss)	$(6.70)	$0.29	$0.14	$0.11	$(6.15)

Diluted net earnings (loss) per common share:
Earnings from continuing operations	$0.18	$0.40	$0.15	$0.11	$0.82
Loss from discontinued operations	(0.63)	(0.11)	(0.01)	—	(0.73)
Cumulative effect of accounting change	(6.16)	—	—	—	(6.16)

Net earnings (loss)	$(6.61)	$0.29	$0.14	$0.11	$(6.07)

Basic weighted-average shares	31,578	31,580	31,581	31,575	31,579

Diluted weighted-average shares	32,003	32,078	32,022	31,958	32,015

(1)	Certain amounts have been reclassified to conform to the 2003 full-year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Other expense (income), net consisted of the following amounts for the periods indicated:

	March 31,	June 30,	Sept. 30	Dec. 31	Total
	2003	2003	2003	2003	2003

Legal costs related to the Department of Justice investigation of the polyester staple fiber industry	$1,200	$1,811	$1,227	$1,776	$6,014
Non-capitalizable financing costs	—	—	—	2,219	2,219
Accelerated stock option vesting	—	1,156	—	—	1,156
Rebates from anti-dumping duties	—	—	—	(3,417)	(3,417)

	$1,200	$2,967	$1,227	$578	$5,972

	March 31,	June 30,	Sept. 30	Dec. 31	Total
	2002	2002	2002	2002	2002

Legal costs related to the Department of Justice investigation of the polyester staple fiber industry	$1,026	$611	$1,208	$2,221	$5,066
Rebate from anti-dumping duties	—	—	—	(4,365)	(4,365)

	$1,026	$611	$1,208	$(2,144)	$701

(3)	Quarterly net loss includes an impairment charge of $135,307 ($87,950 after tax). For additional information on the impairment charge, see note 1 to the Consolidated Financial Statements.

(4)	Quarterly net earnings (loss) includes restructuring charges. For additional information on restructuring charges in 2003, see note 8.

(5)	Quarterly net loss includes a cumulative effect of an accounting change of $197,054, or $6.16 per diluted share, for the impairment of goodwill. For additional information, see note 2.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of

Wellman, Inc.

      We have audited the accompanying consolidated balance sheets of Wellman, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements and schedules of a wholly owned subsidiary of the Company, which statements reflect total assets constituting 10% and 9% as of December 31, 2003 and 2002, respectively and net sales of 10%, 9% and 9% for each of the three years in the period ended December 31, 2003 of the related consolidated totals. Those financial statements and schedules were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly owned subsidiary, is based solely on the report of other auditors.

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

      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in note 2 to the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets and for the impairment or disposal of long-lived assets. In 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

LOGO

Charlotte, North Carolina

February 20, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002 and 2001

	Balance at	Charged to				Balance
	Beginning of	Costs and				at End
Description	Year	Expenses	Other	Deductions		of Year

	(In thousands)
Allowance for doubtful accounts Receivable:
Year ended December 31, 2003	$7,675	$3,520	$98	$7,523	(a)	$3,770

Year ended December 31, 2002	$3,871	$4,212	$76	$484	(a)	$7,675

Year ended December 31, 2001	$3,968	$112	$(33)	$176	(a)	$3,871

      (a) Accounts written off and reduction of allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      (a) Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that there is a reasonable assurance that the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, are effective.

      (b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance and Other Information” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004 are incorporated by reference.

Item 11.	Executive Compensation

      “Compensation of Directors and Officers” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004 is incorporated by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      “Introduction” and “Election of Directors” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004 are incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

      “Compensation of Directors and Officers” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004 is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

      “Principal Accountant Fees and Services” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004 are incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Exhibit
Number	Description

3(a)	Certificate of Amendment to Restated Certificate of Incorporation dated June 26, 2003 (Exhibit 3(a)(5) of the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein)
3(b)	Restated By-Laws, as of May 18, 1999 (Exhibit 3(b) of the Company’s Form 10-Q for the quarter ended June 30, 1999 incorporated by reference herein)
4(a)(1)	Credit agreement dated as of February 10, 2004, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, Deutsche Bank Securities Inc., as lead arranger and bookrunner, JP Morgan Chase Bank as syndication agent and certain other financial institutions
4(a)(2)	First Lien Senior Credit Agreement dated as of February 10, 2004, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, JP Morgan Chase Bank as syndication agent, Deutsche Bank Securities Inc., as joint lead arranger and joint lead bookrunner, JP Morgan Securities Inc. as joint lead arranger and joint lead bookrunner and certain other financial institutions
4(a)(3)	Second Lien Senior Credit Agreement dated as of February 10, 2004 between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, JP Morgan Chase Bank as syndication agent, Deutsche Bank Securities Inc., as joint lead arranger and joint lead bookrunner, JP Morgan Securities Inc. as joint lead arranger and joint lead bookrunner, and certain other financial institutions
4(b)	Rights Agreement dated as of August 31, 2001 between the Company and First Union National Bank, as Rights Agent (Exhibit 4 of the Company’s Registration Statement on Form 8-A, incorporated by reference herein)
4(c)	Amendment to Rights Agreement dated as of February 12, 2003, by and between Wellman, Inc. and Wachovia Bank, N.A., f/k/a First Union National Bank, as Rights Agent (Exhibit 4.1 to the Company’s Form 8-K dated February 27, 2003 incorporated by reference herein)

Exhibit
Number	Description

4(d)	Common Stock Purchase Warrant dated as of February 12, 2003 for the purchase of 1,250,000 shares of common stock (Exhibit 4(f) to the Company’s Form 10-K for the year ended December 31, 2002, incorporated by reference herein)
4(e)	Securities Purchase Agreement by and between Wellman, Inc. and Warburg Pincus Private Equity VIII, LP, dated as of February 12, 2003 (Exhibit 4(g) to the Company’s Form 10-K for the year ended December 31, 2002, incorporated by reference herein)
4(f)	Common Stock Purchase Warrant dated as of June 27, 2003 for the purchase of 1,250,000 shares of common stock (Exhibit 4(h) of the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein)
Executive Compensation Plans and Arrangements
10(a)	Employment Agreement dated as of January 1, 1990, as amended by the Third Agreement to said Employment Agreement dated as of January 1, 1997, between the Company and Thomas M. Duff (Exhibit 10(a) of the Company’s Form 10-Q for the quarter ended March 31, 2000 incorporated by reference herein)
10(b)	Employment Agreement dated as of December 1, 1994 between the Company and Keith R. Phillips (Exhibit 10(c) of the Company’s Form 10-Q for the quarter ended March 31, 2000 incorporated by reference herein)
10(c)	Employment Agreement dated as of May 21, 1996 between the Company and John R. Hobson (Exhibit 10(a) of the Company’s Form 10-Q for the quarter ended June 30, 1996 incorporated by reference herein)
10(d)	Employment Agreement dated as of September 21, 1998 between the Company and Joseph C. Tucker (Exhibit 10(e) of the Company’s Form 10-K for the year ended December 31, 2001 incorporated by reference herein)
10(e)	Employment Agreement dated as of April 10, 2000 between the Company and Michael Dewsbury (Exhibit 10(d) of the Company’s Form 10-Q for the quarter ended March 31, 2000 incorporated by reference herein)
10(f)	Employment Agreement dated as of March 20, 2002 between the Company and Audrey Goodman (Exhibit 10(i) of the Company’s Form 10-K for the year-end December 31, 2001 incorporated by reference herein)
10(g)	Wellman, Inc. Directors Stock Option Plan (Exhibit 10(g) of the Company’s Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)
10(h)	Wellman, Inc. Second Amended and Restated Management Incentive Compensation Plan for the Executive Group (Exhibit 10(h) of the Company’s Form 10-K for the year ended December 31, 2000 incorporated by reference herein)
10(i)	Summary of Executive Life Insurance Plan (Exhibit 10.22 of the Company’s Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)
10(j)	Amended and Restated Executive Retirement Restoration Plan, effective as of January 1, 1993, and as amended as of June 1, 1998 and May 31, 2001 (Exhibit 10(m) of the Company’s Form 10-K for the year ended December 31, 2001 incorporated by reference herein)
10(k)	Wellman, Inc. Amended and Restated 1997 Stock Option Plan (Exhibit 10(k) of the Company’s Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)
10(l)	Wellman, Inc. Deferred Compensation and Restricted Stock Plan, effective as of February 17, 1998 and as amended as of December 1, 1998 and December 31, 2002 (Exhibit 10(o) to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 28, 2002, incorporated by reference herein)

Exhibit
Number	Description

Other Material Agreements
10(m)	Trademark Assignment and License, dated January 28, 1988, by and among Fiber Industries, Inc., Hoechst-Celanese Corporation and Celanese (Exhibit 10.14 of Fiber Industries, Inc.’s Registration Statement on Form S-1, File No. 33-20626, incorporated by reference herein)
21	Subsidiaries
23(a)	Consent of Ernst & Young LLP
23(b)	Consent of KPMG Chartered Accountants, Dublin, Ireland
28(a)	Report of KPMG Chartered Accountants, Dublin, Ireland
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K.

      (1) The Company filed a Form 8-K on October 23, 2003 for the purpose of disclosing its financial results for the third quarter of 2003.

      (2) The Company filed a Form 8-K on November 4, 2003 to furnish a press release, announcing additional cost cutting actions and the postponement of the modification of its Pearl River assets to enable these assets to produce PET resins.

      (3) The Company filed a Form 8-K on December 19, 2003 which announced that it was in the process of obtaining additional financing including the refinancing of its synthetic lease and other obligations that mature in the next year. A reconciliation of net earnings from continuing operations to net earnings before interest, taxes, depreciation and amortization, adjusted for certain items as defined in the Company’s Revolving Credit Facility, was attached as Exhibit 99.1.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

WELLMAN, INC.

/s/ THOMAS M. DUFF

Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 15, 2004.

Signatures	Title

/s/ THOMAS M. DUFF Thomas M. Duff	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ KEITH R. PHILLIPS Keith R. Phillips	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MARK J. RUDAY Mark J. Ruday	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ JAMES B. BAKER James B. Baker	Director

/s/ DAVID A. BARR David A. Barr	Director

/s/ OLIVER M. GOLDSTEIN Oliver M. Goldstein	Director

/s/ RICHARD F. HEITMILLER Richard F. Heitmiller	Director

/s/ GERARD J. KERINS Gerard J. Kerins	Director

/s/ JAMES E. ROGERS James E. Rogers	Director

/s/ MARVIN O. SCHLANGER Marvin O. Schlanger	Director

/s/ ROGER A. VANDENBERG Roger A. Vandenberg	Director