Form 10-Q
period 2004-03-31
WELLMAN INC
filed 2004-05-10
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________

Commission file number 1-10033

WELLMAN, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-1671740 (I.R.S. Employer Identification No.)
595 Shrewsbury Avenue Shrewsbury, New Jersey	07702
(Address of principal executive offices)	(Zip Code)

Registrant 's telephone number, including area code: (732) 212-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No-------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No-------

As of April 30, 2004, there were 31,889,147 shares of the registrant 's Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC. INDEX
Page No.
PART I - FINANCIAL INFORMATION
ITEM 1 - Financial Statements (Unaudited, except where noted)
Condensed Consolidated Statements of Operations - For the three months ended March 31, 2004 and 2003	3
Condensed Consolidated Balance Sheets - March 31, 2004 and December 31, 2003 (Audited)	4
Condensed Consolidated Statements of Stockholders ' Equity - For the three months ended March 31, 2004 and the year ended December 31, 2003 (Audited)	5
Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2004 and 2003	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3 - Quantitative and Qualitative Disclosure About Market Risk	22
ITEM 4 - Controls and Procedures	22
PART II - OTHER INFORMATION
ITEM 1 - Legal Proceedings	22
ITEM 2 - Changes in Securities and Use of Proceeds	24
ITEM 6 - Exhibits and Reports on Form 8-K	24
SIGNATURES	25

ITEM 1.	FINANCIAL STATEMENTS

WELLMAN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In millions, except per share data)

	Three Months ended March 31,
	2004	2003

Net sales	$ 293.8	$ 287.3
Cost of sales	276.4	257.1
Gross profit	17.4	30.2
Selling, general and administrative expenses	14.5	17.3
Non-capitalizable financing costs	40.2	--
Provision for uncollectible accounts	0.3	--
Restructuring charges	0.3	1.2
Other expense	1.2	1.2
Operating income (loss)	(39.1)	10.5
Interest expense, net	7.5	2.0
Earnings (loss) from continuing operations before income taxes	(46.6)	8.5
Income tax expense (benefit)	(18.4)	2.8
Earnings (loss) from continuing operations	(28.2)	5.7
Earnings from discontinued operations, net of income tax	--	0.1
Net earnings (loss)	$ (28.2) =====	$ 5.8 ====
Net earnings (loss) attributable to common stockholders:
Net earnings (loss)	$ (28.2)	$ 5.8
Accretion of preferred stock	(3.0)	--
Net earnings (loss) attributable to common stockholders	$ (31.2) ======	$ 5.8 ======
Basic and diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$ (0.99)	$ 0.18
Net earnings (loss) attributable to common stockholders from discontinued operations	--	--
Net earnings (loss) attributable to common stockholders	$ (0.99) =====	$ 0.18 =====
Dividends per common share	$ 0.05 ======	$ 0.09 ======

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except share data)
	March 31, 2004 (Unaudited)	December 31, 2003 (Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$ 9.0	$ 205.5
Accounts receivable, less allowance of $2.6 in 2004 and $3.8 in 2003	172.4	143.7
Inventories	129.6	121.1
Prepaid expenses and other current assets	20.0	12.1
Total current assets	331.0	482.4
Property, plant and equipment, at cost:
Land, buildings and improvements	137.8	138.4
Machinery and equipment	1,080.7	933.2
Construction in progress	6.1	7.2
	1,224.6	1,078.8
Less accumulated depreciation	545.4	535.8
Property, plant and equipment, net	679.2	543.0
Goodwill, net	36.8	37.3
Other assets, net	107.2	54.4
	$ 1,154.2 ========	$ 1,117.1 ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$ 96.1	$ 90.6
Accrued liabilities	32.9	41.1
Total current liabilities	129.0	131.7
Long-term debt	485.8	371.0
Deferred income taxes and other liabilities	111.8	148.8
Total liabilities	726.6	651.5
Stockholders' equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	52.2	51.0
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	77.8	76.0
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 34,389,147 shares issued	--	--
Class B common stock, $0.001 par value, 5,500,000 shares authorized, no shares issued	--	--
Paid-in capital	245.3	245.3
Common stock warrants	4.9	4.9
Accumulated other comprehensive income	16.9	25.2
Retained earnings	80.0	112.7
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)
Total stockholders' equity	427.6	465.6
	$ 1,154.2 ========	$ 1,117.1 ========

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Series A Preferred Stock Issued		Series B Preferred Stock Issued		Class A Common Stock Issued		Paid-In Capital	Common Stock Warrants	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Treasury Stock	Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002					34.4	$ --	$248.5		$ (3.2)	$ 230.9	$ (49.5)	$426.7
Net loss										(96.6)		(96.6)
Currency translation adjustments									27.3			27.3
Minimum pension liability adjustments									(0.8)			(0.8)
Fair value of derivatives									1.9			1.9
Total comprehensive loss												(68.2)
Cash dividends ($0.36 per share)										(11.5)		(11.5)
Issuance of Series A preferred stock	4.5	$48.7										48.7
Issuance of Series B preferred stock			6.7	$72.4								72.4
Equity transaction costs							(9.0)					(9.0)
Accretion of preferred stock		2.3		3.6						(5.9)		--
Beneficial conversion charge							4.2			(4.2)		--
Issuance of restricted stock, net							0.2					0.2
Amortization of deferred compensation, net							1.4					1.4
Issuance of common stock warrants	_____	_____	_____	______	_____	_____	_____	$4.9	___________	________	________	4.9
Balance at December 31, 2003	4.5	51.0	6.7	76.0	34.4	--	245.3	4.9	25.2	112.7	(49.5)	465.6
Net loss										(28.2)		(28.2)
Currency translation adjustments									(5.0)			(5.0)
Fair value of derivatives									(3.3)			(3.3)
Total comprehensive loss												(36.5)
Cash dividends ($0.05 per share)										(1.5)		(1.5)
Accretion of preferred stock	_____	1.2	_____	1.8	_____	_____	_____	_____	___________	(3.0)	________	--
Balance at March 31, 2004 (unaudited)	4.5 ===	$52.2 ====	6.7 ====	$77.8 ====	34.4 ====	$-- =====	$245.3 =====	$4.9 ====	$ 16.9 ========	$ 80.0 ======	$ (49.5) =======	$427.6 =====

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED) (In millions)
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$ (28.2)	$ 5.8
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	13.6	11.5
Amortization	3.1	0.3
Amortization in interest expense, net	0.8	0.3
Deferred income taxes and other	(19.4)	(0.4)
Gain on sale of business	--	(0.5)
Non-capitalizable financing costs	21.0	--
Changes in assets and liabilities	(42.0)	(26.1)

Net cash used in operating activities	(51.1)	(9.1)

Cash flows from investing activities:
Additions to property, plant and equipment	(1.9)	(3.6)
Purchase of sale-leaseback assets	(150.0)	--
Pre-payment of raw material contract	(77.1)	--
Proceeds from sale of business	--	1.1

Net cash used in investing activities	(229.0)	(2.5)

Cash flows from financing activities:
Borrowings under long-term debt, net	114.7	18.5
Termination of swaps	(11.9)	--
Dividends paid on common stock	(1.5)	(2.9)
Debt issuance costs	(18.0)	--

Net cash provided by financing activities	83.3	15.6

Effect of exchange rate changes on cash and cash equivalents	0.3	--

Increase (decrease) in cash and cash equivalents	(196.5)	4.0
Cash and cash equivalents at beginning of period	205.5	--
Cash and cash equivalents at end of period	$ 9.0 ====	$ 4.0 ====

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In millions, except per share data)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Condensed Consolidated Balance Sheet ("Balance Sheet") at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc.'s (which, together with its subsidiaries, is herein referred to as the "Company ") annual report on Form 10-K for the year ended December 31, 2003.

2.	DISCONTINUED OPERATIONS

In March 2003, the Company sold the assets of its small recycled fine denier polyester staple fiber business with a manufacturing facility in Marion, South Carolina, which was previously reported as a discontinued operation in the Company's financial statements. For the three months ended March 31, 2003, the Company reported net sales from discontinued operations of $0.7 and a loss from discontinued operations before income tax benefit of $0.3 ($0.2 after taxes). The net cash proceeds totaled $1.1, which resulted in a gain of $0.5 ($0.3 net of taxes). The gain was recognized during the first quarter of 2003 and included in discontinued operations in the Company's Condensed Consolidated Statement of Operations ("Statement of Operations").

3.	INVENTORIES

Inventories consisted of the following:

	March 31, 2004	December 31, 2003
Raw materials	$ 41.9	$ 35.3
Finished and semi-finished goods	80.3	77.9
Supplies	7.4	7.9
	$129.6 =====	$121.1 =====

4.	RESTRUCTURING CHARGES

During 2003, the Company announced various cost reduction plans in order to improve operating results and enhance stockholder value. These cost reduction efforts were in response to reduced profitability as a result of increased raw material costs, declines in PET resin selling prices in the Packaging Products Group (PPG) and a continuing decline in the Fibers and Recycled Products Group (FRPG) operating results.

January 2003

In January 2003, the FRPG commenced a plan to restructure its operations, which included a reduction in the number of employees and other cost savings initiatives at the Company's three fiber manufacturing facilities. During the first quarter of 2003, the Company recorded and paid termination costs of $1.2 in its FRPG segment related to this plan. These costs were reflected in operating income (loss) in the Statements of Operations. An additional $0.6 of severance costs was accrued and paid during the remainder of 2003. The plan was fully implemented in 2003.

November 2003

In November 2003, the Company announced a plan with Company-wide cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. The Company incurred severance and contract termination costs in its FRPG segment of $0.3 in the first quarter of 2004 associated with this plan. These costs were reflected in operating income (loss) in the Statements of Operations. The following represents changes in the accruals since the plan was adopted.

Severance Costs
Accruals during 2003	$ 8.1
Cash payments in 2003	(2.0)
Accrual balances at December 31, 2003	$ 6.1
Accruals during the first quarter of 2004	0.3
Cash payments	(4.4)
Currency translation adjustments	(0.1)
Accrual balances at March 31, 2004	$ 1.9 ====

The remaining accrual should be fully paid out during the remainder of 2004. In addition, pension expense of $0.2 was recorded as a restructuring charge in the FRPG during the fourth quarter of 2003 due to the termination of employees.

5.	OTHER EXPENSE

Other expense consisted of $1.2 of legal costs related to the Department of Justice investigation of the polyester staple fiber industry for both the three months ended March 31, 2004 and 2003.

6.	NET EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) attributable to common stockholders per common share for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Numerator for basic and diluted net earnings (loss) attributable per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$ (31.2)	$ 5.7
Net earnings attributable to common stockholders from discontinued operations	--	0.1
Net earnings (loss) attributable to common stockholders	$ (31.2) ======	$ 5.8 ======

Denominator:
Denominator for basic net earnings (loss) attributable to common stockholders per common share - weighted-average shares	31.6	31.6
Effect of dilutive securities:
Employee stock options and restricted stock	--	0.3
Denominator for diluted net earnings (loss) attributable to common stockholders per common share-adjusted weighted average shares	31.6 ======	31.9 ======
7.	DEFINED BENEFIT PLANS

The components of the Company's net periodic pension cost are as follows for the periods indicated:

	Domestic Plans For the Quarter Ended	Foreign Plans For the Quarter Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

Service cost	$ 0.1	$ 0.1	$ 0.5	$ 0.5
Interest cost	0.8	0.8	0.9	0.7
Expected return on assets	(0.9)	(0.8)	(1.4)	(1.1)
Net amortization and deferral	0.3	0.3	0.2	0.1
Total estimated net periodic pension expense	$ 0.3 ====	$ 0.4 ====	$ 0.2 ====	$ 0.2 ====

Employer contributions

The Company previously disclosed that it expects to contribute $3.9 to its domestic defined benefit plans in 2004. As of March 31, 2004, no contributions have been made in 2004 to its domestic plans. In addition, the Company expects to contribute $2.5 to its foreign plans in 2004, of which $0.7 was paid during the first quarter of 2004.

8.	BORROWING ARRANGEMENTS

On February 10, 2004, the Company closed on $625.0 of new debt financings (the "February 2004 Financing"). This financing consisted of a five-year, $175.0 Revolving Credit Facility with an initial annual interest rate of either LIBOR plus 250 basis points or Prime plus 125 basis points, at the Company's option, on outstanding borrowings, a five-year, $185.0 First Lien Term Loan with an annual interest rate of LIBOR plus 400 basis points, and a six-year, $265.0 Second Lien Term Loan with an annual interest rate of LIBOR plus 675 basis points. The First and Second Lien Term Loans have a LIBOR floor of 200 basis points. The First Lien Term Loan may be prepaid for 102% and 101% of its face amount in the first and second year after its issuance, respectively, and at par thereafter. The Company may elect to pre-pay the First Lien Term Loan for 102% and 101% of its face amount in the first and second year after its issuance, respectively, and at par thereafter. The Second Lien Term Loan was issued at a 2% discount, and in certain circumstances, the Company may elect to pre-pay this loan at 105% and 103% of its face amount in the third and fourth years after its issuance, respectively, and at par thereafter.

The net proceeds from this financing of approximately $489.5 plus $206.4 in cash were used to:

Pay Balance Sheet Debt	$ 370.0
Purchase PET Resin Assets (Sale and Leaseback)	150.0
Pre-pay Raw Material Contract	77.1
Purchase Accounts Receivable	51.4
Pay February 2004 Financing Costs	18.0
Pay Pre-payment Penalties	13.9
Terminate Swap Agreements	11.9
Pay Interest and Fees	3.6
695.9
Less: Cash used for Repayments	(206.4)
Net Debt at February 10, 2004	$ 489.5 ====

The Company incurred the following expenses (including non-cash charges) as a part of this financing:

Termination of Swap Agreements	$ 14.4
Pre-payment Penalties	13.9
Write-Off of Debt Issuance Costs	6.6
Other Expenses	5.3
Non-Capitalizable Financing Costs	$ 40.2 ====

As part of the restructuring of the sale and leaseback transaction in June of 2003, the Company entered into three swaps, each with a notional amount of $50.0 that were designated as cash flow hedges. These swaps hedged the Company's exposure to variability in cash flows attributable to rent expense paid in relation to the sale and leaseback transaction. In February 2004, as part of the financing, the Company terminated two of the three swaps and redesignated the third as a cash flow hedge against the new debt entered into in the first quarter of 2004. The termination, redesignation and refinancing resulted in an overall cost of $14.4, which was net of $3.8 that was previously included in other comprehensive income (loss).

The Revolving Credit Facility is collateralized by a first lien on the Company's domestic accounts receivable, inventory, and related intangibles. Availability under the Revolving Credit Facility is determined by the amount of eligible accounts receivable and inventory. Borrowings under the First Lien Term Loan are primarily collateralized by a first priority security interest in the Company's domestic real property, plant and equipment. Borrowings under the Second Lien Term Loan are collateralized by a second priority security interest in substantially all of the Company's domestic assets.

These debt agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that the Company maintain available liquidity (as defined in the Revolving Credit Facility) of at least $55.0 or maintain a Fixed Charge Coverage Ratio initially of at least 1.0:1.0. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is earnings before interest, taxes, depreciation and amortization divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to the Company's equity for the same period. There are certain liquidity thresholds which must be met in order for the Company to make certain capital expenditures or to settle lawsuits or pay judgments. There are other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash. The Company is in compliance with all debt covenants.

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

Three Months ended March 31,
	2004	2003

Net earnings (loss) attributable to common stockholders, as reported	$ (31.2)	$ 5.8
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	--	(0.5)
Pro forma net earnings (loss) attributable to common stockholders	$ (31.2) =====	$ 5.3 =====
Net earnings (loss) attributable to common stockholders per basic and diluted share:
As reported	$ (0.99)	$ 0.18
Pro forma	$ (0.99)	$ 0.17
10.	COMMITMENTS AND CONTINGENCIES

The Company has commitments and contingent liabilities, including legal proceedings, environmental liabilities, commitments relating to certain state incentives, and various operating lease commitments.

The Company's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company's policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $2.9 and $13.7 on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $6.5 at March 31, 2004 and December 31, 2003, which are reflected as other noncurrent liabilities in the Balance Sheets. These accruals represent management's best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $4.5 to $13.9. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years.

The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on the Company's consolidated financial results in a future reporting period. However, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations, financial position, or liquidity.

The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Three Months ended March 31,
	2004	2003

Balance at beginning of year	$ 6.5	$ 9.3
Changes in remediation costs	0.1	0.1
Expenditures	(0.1)	(0.1)
Foreign currency translation adjustments	--	--
Balance at end of year	$ 6.5 ====	$ 9.3 =====

There are no environmental matters where a material loss is reasonably possible other than matters for which amounts have been accrued.

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

Following the disclosure of the investigation, the indictment of a competitor's employee, the informations and guilty pleas of another competitor and its employee, the Company, along with certain other companies, has been named as a defendant in 66 actions brought by direct and indirect purchasers of polyester staple fiber for violations of federal, state and Canadian antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act, state antitrust, state unfair competition and/or Canadian antitrust laws. Some of these actions seek certification of a class including all persons who directly or indirectly purchased polyester staple fiber similarly affected by such alleged conduct. The plaintiffs in most cases seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief.

The producers of polyester staple fiber, including the Company, may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. Furthermore, the federal grand jury investigation is ongoing and additional indictments may result. The Company intends to vigorously defend against the civil claims and any civil or criminal claims or proceedings that may be brought against it in the future. If a material adverse judgment occurs, the Company's consolidated financial position and results of operations may be adversely impacted.

In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. All of these conditions were satisfied by the end of the first quarter of 2003. The Company recognized grant income of $1.5 in the first quarter of 2003.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of this ordinary course litigation will not have a material adverse effect, if any, on the Company's consolidated financial position or results of operations.

11.	FOREIGN CURRENCY TRANSLATION AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The financial statements of foreign subsidiaries have been translated into U.S. dollar equivalents in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from period to period have been reported in other comprehensive income (loss). The effect on the Statements of Operations of transaction gains and losses is insignificant for all periods presented.

Accumulated other comprehensive income (loss) is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company's investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $(36.5) and $11.2 for the three months ended March 31, 2004 and 2003, respectively.

12.	SEGMENT INFORMATION

The Company's operations are classified into two reportable operating segments: the Packaging Products Group (PPG) and Fibers and Recycled Products Group (FRPG).

The PPG manufactures:

  solid-stated and amorphous PET resin for use in the manufacture of soft drink bottles and other food and beverage packaging and
  EcoClear® PET resin, utilizing recycled PET materials to meet customers' recycled content PET resin requirements.

The FRPG manufactures:

  chemical-based polyester staple fibers for use in apparel, non-woven, home furnishing, and industrial products, recycled-based polyester and nylon staple fibers for use in home furnishing, non-woven and industrial products, and recycled-based nylon and polyester engineering resins for use in the injection molding industry.

Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization expenses in a manner consistent with how it allocates charges in its Management Incentive Compensation Plan for the Executive Group. Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data. The accounting policies are the same as those described in the Company 's annual report on Form 10-K for the year ended December 31, 2003.

As discussed in note 2, the Company sold the assets of its small recycled fine denier polyester staple fiber business during the first quarter of 2003. These assets, which were previously reported as part of the Company's FRPG, were reported as discontinued operations in the Company's financial statements.

Three months ended March 31, 2004	Packaging Products Group	Fibers and Recycled Products Group	Total
Revenues	$ 162.3	$ 131.5	$ 293.8
Segment profit (loss)	3.8	(2.7)	1.1
Assets	770.4	315.9	1,086.3
Three months ended March 31, 2003
Revenues	$ 167.1	$ 120.2	$ 287.3
Segment profit (loss)	13.5	(3.0)	10.5
Assets	437.8	513.1	950.9

Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended March 31,
Segment Profit (Loss)	2004	2003
Total for reportable segments	$ 1.1	$ 10.5
Non-capitalizable financing costs	(40.2)	--
Interest expense, net	(7.5)	(2.0)
Earnings (loss) from continuing operations before income taxes	$ (46.6) ======	$ 8.5 ======
Assets
Total for reportable segments	$ 1,086.3	$ 950.9
Corporate assets (1)	67.9	55.9
	$ 1,154.2 ======	$ 1,006.8 ========
(1)	Corporate assets include cash, prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

ITEM 2.	MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

We are principally engaged in the manufacture and marketing of high-quality PermaClear® and EcoClear® brand PET packaging resins, Fortrel® brand polyester staple fibers and Wellamid® engineering resins. We believe we are the world's largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At March 31, 2004, we had annual operating capacity to manufacture approximately 1.4 billion pounds of PET resins and 0.9 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe.

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

Demand for both North American and global PET resins continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET. Demand for polyester staple fiber is subject to changes in consumer preferences and spending, retail sales patterns, and fiber and textile product imports. Imports of products throughout the textile chain continue to negatively impact the United States fiber markets, resulting in a downward trend for U.S. polyester staple fiber consumption, adversely affecting our operating results.

Our profitability is primarily determined by our raw material margins, which is the difference between net selling prices and raw material costs. Both PET resin and polyester staple fiber raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A $0.01 change in raw material margin on approximately 2.2 billion pounds of resin and fiber volume results in an annual change of approximately $22.0 in pre-tax earnings. See "Outlook" below for information on expected changes in raw material prices.

Selling prices and raw material costs each may be affected by actions of our competitors, global economic and market conditions, export and import activity, and the prices of competing materials.

Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations.

CLOSING OF THE FEBRUARY 2004 FINANCING

On February 10, 2004, we closed on $625.0 of new debt financings (the "February 2004 Financing"). This financing consisted of a five-year, $175.0 Revolving Credit Facility with an initial annual interest rate of either LIBOR plus 250 basis points or Prime plus 125 basis points, at our option, on outstanding borrowings, a five-year $185.0 First Lien Term Loan with an annual interest rate of LIBOR plus 400 basis points, and a six-year $265.0, Second Lien Term Loan with an annual interest rate of LIBOR plus 675 basis points. The term loans have a LIBOR floor of 200 basis points. This financing is secured primarily by our domestic assets. The net proceeds from these credit facilities were used to repay substantially all of our existing indebtedness, to satisfy contractual obligations, to pay related costs and provide working capital.

We incurred $42.4 in pre-tax charges, of which $40.2 occurred in the first quarter of 2004, resulting from costs associated with our financing that were repaid. These charges are principally the result of pre-payment penalties associated with repayment of our private placement notes, waiver fees and other expenses related to financings that were repaid, charges associated with the termination of the sale and leaseback transaction, and the write-off of unamortized financing costs. On March 31, 2004, we had $485.8 in total outstanding long-term debt, net of the original issue discount of $5.2. For additional information related to the new financing, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" and note 8 to the Condensed Consolidated Financial Statements ("Financial Statements").

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Total net sales from continuing operations for the three months ended March 31, 2004 increased $6.5, or 2.3%, to $293.8 from $287.3 for the corresponding period in 2003 due to the following:

	PPG	FRPG	TOTAL
Net selling prices	$ 2.9	$ 1.5	$ 4.4
Sales volumes	(10.6)	5.7	(4.9)
Foreign currency translation	2.9	4.1	7.0
	$ (4.8) ====	$ 11.3 ====	$ 6.5 ====

Sales increased during the first quarter of 2004 primarily as a result of the strengthening of the Euro, improved volumes in our FRPG, and higher average selling prices in both segments.

Total cost of sales from continuing operations for the three months ended March 31, 2004 increased $19.3, or 7.5%, to $276.4 from $257.1 for the corresponding period in 2003 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$ 4.9	$ 13.5	$ 18.4
Plant added costs	(2.5)	(2.4)	(4.9)
Foreign currency translation	2.5	3.3	5.8
	$ 4.9 ====	$ 14.4 ====	$ 19.3 ====

The higher raw material costs are primarily due to the increased unit costs in both our chemical and our recycled-based businesses. Factors contributing to this cost increase are higher crude oil and natural gas prices and a tight supply/demand balance for both chemical and recycled-based raw materials.

Total and per pound spending for plant added costs were lower for both PPG and FPRG as a result of our on-going cost reduction efforts.

As a result of the foregoing, gross profit decreased $12.8, or 42.4%, to $17.4 in the 2004 period compared to $30.2 in the 2003 period. The gross profit margin was 5.9% in the 2004 period compared to 10.5% in the 2003 period.

Selling, general and administrative expenses were $14.5, or 4.9% of net sales, in the 2004 period compared to $17.3, or 6.0% of net sales, in the 2003 period. The decrease was primarily due to our on-going cost reduction efforts.

We incurred charges for uncollectible accounts of $0.3 during the first quarter of 2004.

We incurred $40.2 of non-capitalizable costs associated with our financing in the first quarter of 2004. For additional information on the new financing, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Closing of the February 2004 Financing" and note 8 to the Financial Statements.

Other expense for the three months ended March 31, 2004 and 2003 consisted of legal costs related to the Department of Justice investigation of the polyester staple fiber industry of $1.2 for both periods. For additional information on the legal proceedings, see Item 1. "Legal Proceedings" and note 10 to the Financial Statements.

As a result of the foregoing, we reported an operating loss of $39.1 in the 2004 period compared to operating income of $10.5 in the 2003 period.

Net interest expense was $7.5 in the 2004 period compared to $2.0 in the 2003 period. This was the result of increased long-term debt and higher average interest rates because of the February 2004 Financing. See "Outlook" below for expected interest expense for the remainder of 2004.

Our effective tax rate for the three months ended March 31, 2004 on earnings (loss) from continuing operations was 39.5% compared to 32.9% for the three months ended March 31, 2003. Our tax rate increased due to the relative proportion of U.S. to foreign earnings. Foreign earnings are taxed at rates lower than U.S. rates.

As a result of the foregoing, we reported a net loss from continuing operations of $28.2 for the three months ended March 31, 2004, compared to net earnings from continuing operations of $5.7 for the three months ended March 31, 2003.

As a result of the private equity investment, we recorded accretion of the preferred stock liquidation preference and of the discount related to the valuation of the common stock warrants of $3.0 in the three months ended March 31, 2004.

As a result of the foregoing, we reported a net loss attributable to common stockholders of $31.2, or $0.99 per diluted share, for the three months ended March 31, 2004, compared to net earnings attributable to common stockholders of $5.8, or $0.18 per diluted share, for the three months ended March 31, 2003.

BUSINESS TRENDS

The above analysis compares the results from the first quarter 2003 to the first quarter 2004. We believe an analysis of the five quarters ending with the first quarter of 2004helps in understanding recent trends in our business. Our gross profit declined each quarter in 2003, principally as a result of weaker operating performance in PET resins. Gross profit for the five quarters ending with the first quarter of 2004 was as follows:

Gross Profit
First Quarter 2003	$ 30.2
Second Quarter 2003	$ 23.3
Third Quarter 2003	$ 16.5
Fourth Quarter 2003	$ 10.6
First Quarter 2004	$ 17.4

Gross profit in the first quarter 2003 benefited from higher PET resins raw material margins. In the second quarter, gross profit decreased because PET resin raw material margins decreased. The gross profit was significantly lower in the second half of 2003 due to the following:

    PET resin capacity additions resulted in reduced selling prices and reduced margins as competitors tried to sell their capacity;
    An unexpected drop in demand related to the cool and rainy summer weather in the Eastern United States and a reduction in customers' inventory levels; and
    A seasonal weakness in the fourth quarter due to winter buying patterns of our North American beverage packaging customers, an increase in lower-margin export sales, and pricing pressure associated with annual contract negotiations.

These factors resulted in our experiencing historically low PET resin margins in the fourth quarter of 2003. During the second half of 2003, we initiated additional company-wide cost reduction programs (see "Outlook" and "Cost Reduction Programs" below). Since the implementation of these programs only started in August 2003, the effect in 2003 did not offset the decrease in our operating results due to the decrease in raw material margins.

In the first quarter of 2004, our gross profit improved to $17.4 primarily as a result of improved PET resins margins, improved volumes in the PPG and the FRPG, and the effect of our cost reductions programs.

COST REDUCTION PROGRAMS

During 2003, we announced cost reduction plans as part of our on-going low cost business strategy and in response to reduced profitability as a result of increased raw material costs, declines in PET resin selling prices in the PPG, and a continuing decline in the FRPG operating results.

In January 2003, the FRPG commenced a plan to restructure its operations, which included a reduction in the number of employees and other cost savings initiatives at our three fiber manufacturing facilities. We recorded termination costs of $1.2 during the first quarter of 2003 in our FRPG segment related to this plan, which was fully implemented in 2003.

In July 2003, we announced and implemented reductions in compensation and benefit costs. These compensation and benefit reductions were implemented at all levels, including senior management. As part of this cost reduction effort, some employer contributions to our defined contribution plans were suspended.

In November 2003, we announced a third plan with cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organization and administrative consolidations and changes. We incurred severance and other termination costs of $0.3 in the first quarter of 2004 and $8.4 to date related to this plan.

These last two cost reduction plans resulted in approximately $7.0 of realized savings in controllable costs in the first quarter of 2004 compared to our cost structure during the second quarter of 2003. The annualized rate of these savings is approximately 80.0% of the annualized savings of $35.0 we expect to achieve by the end of 2004. For additional information on restructurings, see note 4 to the Financial Statements.

OUTLOOK

The following statements are forward-looking statements and should be read in conjunction with "Forward-Looking Statements; Risks and Uncertainties" below.

We expect that our operating results for first half of 2004 will be better than that of the second half of 2003 due to reduced controllable costs, increased sales volumes of both PET resin and polyester staple fibers, and improvements in PET resin margins.

Our cost reduction programs, initiated in 2003, and expected to continue into 2005, remain on target. We expect to reduce annual controllable costs by $27.0 in 2004 and another $6.0-$11.0 in 2005. When these programs are completed in 2005, we expect annual controllable costs to be $41.0-$46.0 lower than second quarter 2003 levels.

We believe that the improved demand for PET resins seen in first quarter 2004, driven by strong domestic demand and increased export activity, will continue and result in improved industry capacity utilization and margins for the NAFTA market in 2004 compared to the second half of 2003. We expect that NAFTA PET resin demand will increase more than the increase in capacity over the next few years, resulting in higher capacity utilization and improved profitability.

We announced selling price increases in both our PET resin and polyester staple fiber businesses. A $0.03/lb increase in PET resins selling prices was announced with an effective date of May 1, 2004, and a $0.02/lb price increase was announced with an effective date of June 1, 2004. In addition, a 10.0-12.0 % increase was announced in polyester staple fiber with an effective date of May 15, 2004. Given the competitive nature of our business and other market influences, there can be no assurance that these increases will occur as announced. Raw material costs are expected to increase due to strong worldwide demand for polyester feedstock and high crude oil prices. If raw material costs increase more than the change in our selling price, our margins will be reduced from current levels.

We believe that imports throughout the textile chain will continue to adversely impact the textile market in the U.S. The impact of textile and apparel imports from Asia, especially from China, may increase starting in 2005 when quotas on all textile and apparel imports into the United States will be eliminated, as of January 1, 2005, pursuant to the GATT (now known as the World Trade Organization Agreement) Uruguay Round Agreement enacted in 1994.

We expect to receive a payment under the Continued Dumping and Subsidy Offset Act in the fourth quarter of 2004. We expect that the amount of the payment will be less than the amount we received in 2003, and there is no certainty that we will receive any payment.

We expect future interest and depreciation and amortization expense to increase as a result of the acquisition of assets relating to the February 2004 Financing. We expect interest expense and depreciation and amortization to equal $10.0 and $19.0, respectively, each quarter, for the remainder of 2004.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operations was $51.1 for the three months ended March 31, 2004, compared to net cash used in operations of $9.1 for the three months ended March 31, 2003. The change is primarily due to reduced earnings from continuing operations in the 2004 period and the increase in accounts receivable in the first quarter of 2004associated with the termination of our asset securitization program as part of the February 2004 Financing.

Net cash used in investing activities amounted to $229.0 in the 2004 period compared to $2.5 in the 2003 period. Capital expenditures were $1.9 for the three months ended March 31, 2004 compared to $3.6 for the three months ended March 31, 2003. Investing activities in 2004 included $150.0 of additions from the purchase of the assets of the sale and leaseback transaction and $77.1 for the pre-payment of a raw material contract, both in conjunction with the February 2004 Financing. For additional information see Item 7. "Management's Discussion and Analysis - Closing of the February 2004 Financing."

Net cash provided by financing activities amounted to $83.3 in the 2004 period compared to $15.6 in the 2003 period. On February 10, 2004, we closed on $625.0 of new debt financings. For additional information see Item 7. "Management's Discussion and Analysis - Closing of the February 2004 Financing" and note 8 to the Financial Statements.

The net proceeds from the February 2004 Financing of approximately $489.5 plus $206.4 in cash were used to:

Pay Balance Sheet Debt	$ 370.0
Purchase PET Resin Assets (Sale and Leaseback)	150.0
Pre-pay Raw Material Contract	77.1
Purchase Accounts Receivable	51.4
Pay February 2004 Financing Costs	18.0
Pay Pre-payment Penalties	13.9
Terminate Swap Agreements	11.9
Pay Interest and Fees	3.6
695.9
Less: Cash used for Repayments	(206.4)
Net Debt at February 10, 2004	$ 489.5 ====

We incurred the following expenses (including non-cash charges) as a part of this financing:

Termination of Swap Agreements	$ 14.4
Pre-payment Penalties	13.9
Write-Off of Debt Issuance Costs	6.6
Other Expenses	5.3
Non-Capitalizable Financing Costs	$ 40.2 ====

As part of the restructuring of the sale and leaseback transaction in June of 2003, we entered into three swaps, each with a notional amount of $50.0, that were designated as cash flow hedges. These swaps hedged our exposure to variability in cash flows attributable to rent expense paid in relation to the sale and leaseback transaction. As part of the February 2004 Financing, we terminated two of the three swaps and redesignated the third as a cash flow hedge against the new debt entered into in the first quarter of 2004. The termination, redesignation and refinancing resulted in an overall cost of $14.4, which was net of $3.8 that was previously included in other comprehensive income (loss).

We believe the February 2004 Financing provide us with substantial financial flexibility, with approximately $104 in available liquidity at closing and no significant debt maturities until 2009. For additional information related to the new financings, see note 8 to the Financial Statements.

Since the completion of the February 2004 Financing, we do not have any material relationships with unconsolidated entities or financial partnerships, often referred to as special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes.

Our debt agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that we maintain available liquidity (as defined in the Revolving Credit Facility) of at least $55.0 or maintain a Fixed Charge Coverage Ratio initially of at least 1.0:1.0. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is earnings before interest, taxes, depreciation and amortization divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are certain liquidity thresholds, which must be met in order for us to make certain capital expenditures or to settle lawsuits or pay judgments. There are other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, repurchase of stock, and excess cash. We are in compliance with all debt covenants.

We incurred pre-tax charges of $42.4, of which $40.2 occurred in the first quarter of 2004, resulting from costs associated with the financings that were repaid. These charges are principally the result of pre-payment penalties associated with repayment of our private placement notes, waiver fees and other expenses related to financings that were repaid, charges associated with the termination of the sale and leaseback transaction, and the write-off of unamortized financing costs.

On March 15, 2004, the quarterly dividend on common stock of $0.05 per share was paid.

The financial resources available to us at March 31, 2004 included approximately $100 available under our Revolving Credit Facility and internally generated funds. We believe these financial resources will provide us with sufficient liquidity to meet our foreseeable needs for working capital, capital expenditures and dividends.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-Q that are not historical facts, including those made in the "Outlook" section above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes, " "anticipates, " "expects " and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: reduced raw material margins; the financial condition of our customers; fiber and textile imports availability and cost of raw materials; the impact of a governmental investigation of pricing practices in the polyester staple fiber industry; availability of financing, changes in financial markets, interest rates, credit ratings, and foreign currency exchange rates; regulatory changes; tax risks; U.S. European, Asian and global economic conditions; prices and volumes of imports; work stoppages; levels of production capacity and profitable operations of assets; prices of competing products; natural disasters and acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

For information about our derivative financial instruments, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk" of our Form 10-K for the year ended December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Based on an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that there is a reasonable assurance that the Company's disclosure controls and procedures, as defined in Rules 13a--14(c) and 15d -- 14(c) promulgated under the Securities Exchange Act of 1934, are effective.

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

Wellman and certain other companies have been named as defendants in thirty-four federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. The plaintiffs voluntarily dismissed nine of those lawsuits on October 3, 2003. In each remaining lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. In ten of the cases, the plaintiff purports to represent a class of all persons who directly purchased polyester staple fiber and were similarly affected by such alleged conduct. Fifteen of the cases are brought by plaintiffs who do not purport to represent a class. Certain of these cases name employees of Wellman and other companies as defendants. All of the federal plaintiffs seek damages of unspecified amounts, attorney's fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. The federal suits were originally filed in the U.S. District Court for the Middle District of Alabama, U.S. District Court for the Northern District of California, U.S. District Court for the Middle District of Georgia, U.S. District Court for the District of New Jersey, U.S. District Court for the Middle District of North Carolina, U.S. District Court for the Western District of North Carolina, U.S. District Court for the District of South Carolina and U.S. District Court for the Western District of Virginia. The Judicial Panel on Multi-District Litigation ruled on April 22, 2003 to transfer all the federal cases to the Western District of North Carolina for coordinated or consolidated pretrial proceedings.

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

Wellman and certain other companies were named in an action filed in the Superior Court of Justice for Ontario, Canada, by a plaintiff purporting to represent a class of direct and indirect purchasers of polyester staple fiber. This complaint asserts claims under Canadian law. It contains three counts that ask for compensatory damages of Cdn. $50 each. The extent to which these three counts are duplicative and overlapping is unclear. The complaint also contains one count asking for punitive damages of Cdn. $10. Additionally, Wellman and certain other companies were also named in an action filed in the Supreme Court of British Columbia, Canada, by a plaintiff purporting to represent a class of direct and indirect purchasers of polyester staple fiber. This complaint also asserts claims under Canadian law and requests compensatory, punitive and special damages, but does not allege a specific dollar amount in damages. Finally, Wellman and certain other corporations were named in an action filed in the Superior Court for Quebec, Canada. This complaint asserts claims under Canadian law seeking compensatory damages of Cdn. $15 and punitive damages of Cdn. $5.

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

ITEM 2.	CHANGE IN SECURITIES AND USE OF PROCEEDS

On February 10, 2004, we closed on $625.0 of new debt financings. For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Closing of the February 2004 Financing."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

4(a)

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt, which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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

(b) Reports on Form 8-K.

(1)

The Company filed a Form 8-K on January 21, 2004 to announce (1) its estimated fourth quarter and full year 2003 results, (2) its historical and estimated segment performance and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), (3) financing plans and (4) 2004 earnings guidance.

(2)

The Company filed a Form 8-K on February 11, 2004 to announce that it had closed on $625.0 of new debt financings, comprised of a $175.0 Revolving Credit Facility with an annual interest rate of either LIBOR plus 250 basis points or Prime plus 125 basis points, at its option, on outstanding borrowings, a 5-year, $185.0 First Lien Term Loan with an annual interest rate of LIBOR plus 400 basis points and a 6-year, $265.0 Second Lien Term Loan with an annual interest rate of LIBOR plus 675 basis points.

(3)	The Company filed a Form 8-K on February 26, 2004 for the purpose of disclosing its financial results for the fourth quarter and full year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 10, 2004	WELLMAN, INC. By /s/ Keith R. Phillips________________________ Chief Financial Officer and Vice President (Principal Financial Officer)
Dated May 10, 2004	By /s/ Mark J. Ruday_______________________ Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)