Form 10-Q
period 2004-06-30
WELLMAN INC
filed 2004-08-09
CIK 812708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 1-10033

WELLMAN, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-1671740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Shrewsbury Avenue
Shrewsbury, New Jersey	07702
(Address of principal executive offices)	(Zip Code)

Registrant ‘s telephone number, including area code: (732) 212-3300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of July 30, 2004, there were 32,014,147 shares of the registrant’s Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net sales	$329.0	$285.3	$622.8	$572.6
Cost of sales	305.7	262.0	582.1	519.1

Gross profit	23.3	23.3	40.7	53.5
Selling, general and administrative expenses	13.8	17.3	28.3	34.6
Non-capitalizable financing costs	—	—	40.2	—
Provision for uncollectible accounts	—	0.1	0.3	0.1
Restructuring charges	0.8	0.1	1.1	1.3
Other expense, net	1.1	3.0	2.3	4.2

Operating income (loss)	7.6	2.8	(31.5)	13.3
Interest expense, net	10.1	2.3	17.6	4.3

Earnings (loss) from continuing operations before income taxes	(2.5)	0.5	(49.1)	9.0
Income tax expense (benefit)	(1.0)	0.2	(19.4)	3.0

Earnings (loss) from continuing operations	(1.5)	0.3	(29.7)	6.0
Earnings from discontinued operations, net of income tax	—	—	—	0.1

Net earnings (loss)	$(1.5)	$0.3	$(29.7)	$6.1

Net earnings (loss) attributable to common stockholders:
Net earnings (loss)	$(1.5)	$0.3	$(29.7)	$6.1
Accretion of preferred stock	(3.0)	(0.1)	(6.0)	(0.1)

Net earnings (loss) attributable to common stockholders	$(4.5)	$0.2	$(35.7)	$6.0

Basic and diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders	$(0.14)	$0.01	$(1.13)	$0.19

Dividends per common share	$0.05	$0.09	$0.10	$0.18

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$13.3	$205.5
Accounts receivable, less allowance of $2.6 in 2004 and $3.8 in 2003	172.0	137.5
Inventories	130.1	121.1
Prepaid expenses and other current assets	21.6	12.1

Total current assets	337.0	476.2
Property, plant and equipment, at cost:
Land, buildings and improvements	138.4	138.4
Machinery and equipment	1,083.8	933.2
Construction in progress	6.1	7.2

	1,228.3	1,078.8
Less accumulated depreciation	560.4	535.8

Property, plant and equipment, net	667.9	543.0
Goodwill, net	37.0	37.3
Other assets, net	107.9	60.6

	$1,149.8	$1,117.1

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$95.7	$90.6
Accrued liabilities	31.9	41.1

Total current liabilities	127.6	131.7
Long-term debt	486.3	371.0
Deferred income taxes and other liabilities	108.4	148.8

Total liabilities	722.3	651.5
Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	53.4	51.0
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	79.6	76.0
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 34,389,147 shares issued	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized, no shares issued	—	—
Paid-in capital	245.3	245.3
Common stock warrants	4.9	4.9
Accumulated other comprehensive income	20.0	25.2
Retained earnings	73.8	112.7
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	427.5	465.6

	$1,149.8	$1,117.1

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Series A		Series B		Class A			Common	Other
	Preferred		Preferred		Common		Paid-In	Stock	Comprehensive	Retained	Treasury
	Stock Issued		Stock Issued		Stock Issued		Capital	Warrants	Income/(Loss)	Earnings	Stock	Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002					34.4	$—	$248.5		$(3.2)	$230.9	$(49.5)	$426.7
Net loss										(96.6)		(96.6)
Currency translation adjustments									27.3			27.3
Minimum pension liability adjustments									(0.8)			(0.8)
Fair value of derivatives									1.9			1.9

Total comprehensive loss												(68.2)
Cash dividends ($0.36 per share)										(11.5)		(11.5)
Issuance of Series A preferred stock	4.5	$48.7										48.7
Issuance of Series B preferred stock			6.7	$72.4								72.4
Equity transaction costs							(9.0)					(9.0)
Accretion of preferred stock		2.3		3.6						(5.9)		—
Beneficial conversion charge							4.2			(4.2)		—
Issuance of restricted stock, net							0.2					0.2
Amortization of deferred compensation, net							1.4					1.4
Issuance of common stock warrants								$4.9				4.9

Balance at December 31, 2003	4.5	51.0	6.7	76.0	34.4	—	245.3	4.9	25.2	112.7	(49.5)	465.6
Net loss										(29.7)		(29.7)
Currency translation adjustments									(3.0)			(3.0)
Fair value of derivatives									(2.2)			(2.2)

Total comprehensive loss												(34.9)
Cash dividends ($0.10 per share)										(3.2)		(3.2)
Accretion of preferred stock		2.4		3.6						(6.0)		—

Balance at June 30, 2004	4.5	$53.4	6.7	$79.6	34.4	$—	$245.3	$4.9	$20.0	$73.8	$(49.5)	$427.5
(unaudited)

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
(In millions)

	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(29.7)	$6.1
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	27.8	23.1
Amortization	7.0	1.5
Amortization in interest expense, net	1.9	0.6
Deferred income taxes and other	(20.9)	(5.1)
Gain on sale of business	—	(0.5)
Non-capitalizable financing costs	21.0	—
Changes in operating assets and liabilities	(50.1)	(53.6)

Net cash used in operating activities	(43.0)	(27.9)

Cash flows from investing activities:
Additions to property, plant and equipment	(4.3)	(6.1)
Purchase of sale-leaseback assets	(150.0)	—
Pre-payment of raw material contract	(77.1)	—
Proceeds from sale of business	—	1.1

Net cash used in investing activities	(231.4)	(5.0)

Cash flows from financing activities:
Borrowings (repayments) under long-term debt, net	115.0	(71.5)
Termination of swaps	(11.9)	—
Dividends paid on common stock	(3.2)	(5.7)
Debt issuance costs	(18.0)	(16.0)
Issuance of restricted stock	—	0.2
Issuance of preferred stock (Series A & B) and warrants	—	126.0

Net cash provided by financing activities	81.9	33.0

Effect of exchange rate changes on cash and cash equivalents	0.3	(0.1)

Increase (decrease) in cash and cash equivalents	(192.2)	—
Cash and cash equivalents at beginning of period	205.5	—

Cash and cash equivalents at end of period	$13.3	$0

Supplemental cash flow data:
Cash paid during the period for:
Interest (net of amounts capitalized)	$13.9	$5.2
Income taxes	$0.5	$0.6

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The Condensed Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc.’s (which, together with its subsidiaries, is herein referred to as the “Company “) annual report on Form 10-K for the year ended December 31, 2003.

     Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

2. DISCONTINUED OPERATIONS

     In March 2003, the Company sold the assets of its small recycled fine denier polyester staple fiber business with a manufacturing facility in Marion, South Carolina, which was previously reported as a discontinued operation in the Company’s financial statements. For the three months ended March 31, 2003, the Company reported net sales from discontinued operations of $0.7 and a loss from discontinued operations before income tax benefit of $0.3 ($0.2 after taxes). The net cash proceeds totaled $1.1, which resulted in a gain of $0.5 ($0.3 after taxes). The gain was recognized during the first quarter of 2003 and included in discontinued operations in the Company’s Condensed Consolidated Statement of Operations (“Statement of Operations”).

3. INVENTORIES

     Inventories consisted of the following:

	June 30,	December 31,
	2004	2003
Raw materials	$40.8	$35.3
Finished and semi-finished goods	81.9	77.9
Supplies	7.4	7.9

	$130.1	$121.1

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

January 2003

     In January 2003, the FRPG commenced a plan to restructure its operations, which included a reduction in the number of employees and other cost savings initiatives at the Company’s three fiber manufacturing facilities. During the first half of 2003, the Company recorded termination costs of $1.3 and paid $1.2 in its FRPG segment related to this plan. These costs were reflected in operating income (loss) in the Statements of Operations. An additional $0.6 of severance costs was accrued and paid during the remainder of 2003. The plan was fully implemented in 2003.

November 2003

     In November 2003, the Company announced a plan with Company-wide cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. During the first half of 2004, the Company incurred severance costs of $1.1 associated with this plan, of which $0.1 related to the PPG and $1.0 related to the FRPG. These costs were reflected in operating income (loss) in the Statements of Operations. The following represents changes in the accruals since the plan was adopted.

Severance
Costs
Accruals during 2003	$8.1
Cash payments in 2003	(2.0)

Accrual balances at December 31, 2003	6.1
Accruals during the first half of 2004	1.1
Cash payments	(6.2)
Currency translation adjustments	(0.1)

Accrual balances at June 30, 2004	$0.9

     The remaining accrual should be fully paid out during the remainder of 2004. In addition, pension expense of $0.2 was recorded as a restructuring charge in the FRPG during the fourth quarter of 2003 due to the termination of employees.

5. OTHER EXPENSE

     Other expense consisted of legal costs related to the Department of Justice investigation of the polyester staple fiber industry and expense in 2003 associated with the acceleration of stock option vesting. Legal costs totaled $1.1 and $2.3 for the three and six-month periods ended June 30, 2004, respectively, and $1.8 and $3.0 for the three and six-month periods ended June 30, 2003, respectively. Expense associated with the accelerated stock option vesting totaled $1.2 in both the three and six-month periods ended June 30, 2003.

6. NET EARNINGS (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net earnings (loss) attributable to common stockholders per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator for basic and diluted net earnings (loss) attributable to common stockholders per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$(4.5)	$0.2	$(35.7)	$5.9
Net earnings (loss) attributable to common stockholders from discontinued operations	—	—	—	0.1

Net earnings (loss) attributable to common stockholders	$(4.5)	$0.2	$(35.7)	$6.0

Denominator:
Denominator for basic net earnings (loss) attributable to common stockholders per common share—weighted average shares	31.6	31.6	31.6	31.6
Effect of dilutive securities:
Employee stock options and restricted stock	—	0.3	—	0.3

Denominator for diluted net earnings (loss) attributable to common stockholders per common share—adjusted weighted average shares	31.6	31.9	31.6	31.9

7. DEFINED BENEFIT PLANS

     The components of the Company’s net periodic pension cost are as follows for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2004		2003		2004		2003
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$0.1	$0.6	$0.1	$0.5	$0.3	$1.1	$0.2	$0.9
Interest cost	0.8	0.9	0.8	0.7	1.6	1.7	1.6	1.4
Expected return on assets	(0.8)	(1.4)	(0.8)	(1.1)	(1.7)	(2.8)	(1.5)	(2.2)
Net amortization	0.2	0.1	0.3	0.1	0.5	0.3	0.6	0.3

Total estimated net periodic pension expense	$0.3	$0.2	$0.4	$0.2	$0.7	$0.3	$0.9	$0.4

Employer contributions

     In 2004, the Company expects to contribute $3.9 to its domestic defined benefit plans and $1.6 to its foreign plans. During the first half of 2004, the Company contributed $1.4 to its domestic plans and $1.4 to its foreign plans.

8. BORROWING ARRANGEMENTS

     On February 10, 2004, the Company closed on $625.0 of new debt financings (the “February 2004 Financing”). This financing consisted of a five-year, $175.0 Revolving Credit Facility with an initial annual interest rate of either LIBOR plus 250 basis points or Prime plus 125 basis points, at the Company’s option, on outstanding borrowings, a five-year, $185.0 First Lien Term Loan with an annual interest rate of LIBOR plus 400 basis points, and a six-year, $265.0 Second Lien Term Loan with an annual interest rate of LIBOR plus 675 basis points. The First and Second Lien Term Loans have a LIBOR floor of 200 basis points. The Company may elect to pre-pay the First Lien Term Loan for 102% and 101% of its face amount in the first and second year after its issuance, respectively, and at par thereafter. The Second Lien Term Loan was issued at a 2% discount, and in certain circumstances, the Company may elect to pre-pay this loan at 105% and 103% of its face amount in the third and fourth years after its issuance, respectively, and at par thereafter.

     The net proceeds from this financing of approximately $489.5 plus $206.4 in cash ($695.9 in total) were used to:

Pay Balance Sheet Debt	$370.0
Purchase PET Resin Assets (Sale and Leaseback)	150.0
Pre-pay Raw Material Contract	77.1
Purchase Accounts Receivable	51.4
Pay February 2004 Financing Costs	18.0
Pay Pre-payment Penalties	13.9
Terminate Certain Swap Agreements	11.9
Pay Interest and Fees	3.6

$695.9

     In 2004, the Company incurred the following expenses (including non-cash charges) as a part of this financing:

Termination of Swap Agreements	$14.4
Pre-payment Penalties	13.9
Write-Off of Debt Issuance Costs	6.6
Other Expenses	5.3

Non-Capitalizable Financing Costs	$40.2

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

     In July 2004, the Company entered into three interest rate hedging agreements with financial institutions for a total notional amount of $100.0 as follows: a three year fixed-rate swap whereby the Company will receive 3-Month Libor and pay 3.608% quarterly on $25.0; a three year fixed-rate swap whereby the Company will receive 3-Month Libor and pay 3.69% quarterly on $25.0; and a three year 6% cap whereby, for quarterly periods when 3-Month Libor exceeds 6% on its reset date, the Company will receive the difference between 3-Month Libor and 6% on $50.0 for such periods.

     The Revolving Credit Facility is collateralized by a first lien on the Company’s domestic accounts receivable, inventory, and related intangibles. Availability under the Revolving Credit Facility is determined by the amount of eligible accounts receivable and inventory. Borrowings under the First Lien Term Loan are primarily collateralized by a first priority security interest in the Company’s domestic real property, plant and equipment. Borrowings under the Second Lien Term Loan are collateralized by a second priority security interest in substantially all of the Company’s domestic assets.

     These debt agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that the Company maintain available liquidity (as defined in the Revolving Credit Facility) of at least $55.0 or maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0 at the present time. This ratio increases to 1.05:1.0 beginning with the four quarters ending December 31, 2006 and further increases to 1.10:1.0 beginning with the four quarters ending March 31, 2008. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is earnings before interest, taxes, depreciation and amortization divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to the Company’s equity for the same period. There are certain liquidity thresholds which must be met in order for the Company to make certain capital expenditures or to settle lawsuits or pay judgments. There are other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash. The Company is in compliance with all debt covenants.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net earnings (loss) attributable to common stockholders, as reported	$(4.5)	$0.2	$(35.7)	$6.0
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	—	0.8	—	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(4.7)	(0.1)	(5.3)

Pro forma net earnings (loss) attributable to common stockholders	$(4.6)	$(3.7)	$(35.8)	$1.6

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net earnings (loss) attributable to common stockholders per basic and diluted share:
As reported	$(0.14)	$0.01	$(1.13)	$0.19
Pro forma	$(0.14)	$(0.12)	$(1.13)	$0.05

10. COMMITMENTS AND CONTINGENCIES

     The Company has commitments and contingent liabilities, including legal proceedings, environmental liabilities, commitments relating to certain state incentives, and various operating lease commitments.

     The Company’s operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company’s policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $2.9 and $13.7 on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $6.5 at June 30, 2004 and December 31, 2003, which are reflected as other noncurrent liabilities in the Balance Sheets. These accruals represent management’s best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $4.3 to $13.4. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years.

     The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on the Company’s consolidated financial results in a future reporting period. However, management believes the ultimate outcome will not have a significant effect on the Company’s consolidated results of operations, financial position, or liquidity.

     The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Six Months Ended
	June 30,
	2004	2003
Balance at beginning of year	$6.5	$9.3
Changes in estimated remediation costs	0.1	(1.4)
Expenditures	(0.1)	(0.2)

Balance at end of period	$6.5	$7.7

     The changes in estimated remediation costs during 2003 are the result of more current information related to groundwater contamination.

     There are no environmental matters where a material loss is probable other than matters for which amounts have been accrued.

     In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. All of these conditions were satisfied by the end of the first quarter of 2003. The Company recognized grant income of $1.5 in the first quarter of 2003.

     In January 2001, the Company received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. The Company cooperated with the investigation by producing documents in response to this subpoena. In September 2002, the U.S. Department of Justice (“DOJ”) announced the indictment of a former sales manager of one of the Company’s competitors for conspiring to fix prices and allocate customers for polyester staple fiber beginning in September 1999 and ending in January 2001. On October 31, 2002, the DOJ announced that it was filing informations against another competitor and one of its former officers as a result of their agreement to plead guilty to participating in a conspiracy to fix prices and allocate customers in the polyester staple fiber industry. On October 2, 2003, the trial of the former sales manager of one of the Company’s competitors concluded with a verdict of not guilty on all charges. On July 6, 2004, the Company received a letter from the DOJ identifying it as a target in the grand jury investigation. According to the letter, lawyers from the Dallas Field Office of the Antitrust Division of the DOJ are seeking authority to present an indictment to the grand jury to charge the Company in connection with an alleged price-fixing conspiracy. Two of the Company’s employees received similar target letters. Neither the Company nor any of its employees has been charged with any wrongdoing, and the Company denies that it or any of its employees have engaged in price fixing or customer allocation.

     Following the disclosure of the investigation, the indictment of a competitor’s employee, the informations and guilty pleas of another competitor and its employee, the Company, along with certain other companies, has been named as a defendant in 65 actions brought by direct and indirect purchasers of polyester staple fiber for violations of federal, state and Canadian antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act, state antitrust, state unfair competition and/or Canadian antitrust laws. Some of these actions seek certification of a class including all persons who directly or indirectly purchased polyester staple fiber similarly affected by such alleged conduct. The plaintiffs in most cases seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief.

     The producers of polyester staple fiber, including the Company, may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. Furthermore, the federal grand jury investigation is ongoing and additional indictments may result. The Company intends to vigorously defend against the civil claims and any civil or criminal claims or proceedings that may be brought against it in the future. If a material adverse judgment occurs, the Company’s consolidated financial position and results of operations may be adversely impacted.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of this ordinary course litigation will not have a material adverse effect, if any, on the Company’s consolidated financial position or results of operations.

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

          Accumulated other comprehensive income (loss) is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company’s investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $1.6 and $9.4 for the three months ended June 30, 2004 and 2003, respectively, and $(34.9) and $20.6 for the six months ended June 30, 2004 and 2003, respectively.

12. SEGMENT INFORMATION

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

     Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization expenses in a manner consistent with how it allocates charges in its Management Incentive Compensation Plan for the Executive Group. Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data. The accounting policies are the same as those described in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     As discussed in note 2, the Company sold the assets of its small recycled fine denier polyester staple fiber business during the first quarter of 2003. These assets, which were previously reported as part of the Company’s FRPG, were reported as discontinued operations in the Company’s financial statements.

		Fibers and
	Packaging Products	Recycled Products
Three months ended June 30, 2004	Group	Group	Total
Revenues	$189.9	$139.1	$329.0
Segment profit	8.0	1.5	9.5
Assets	759.1	312.4	1,071.5

Three months ended June 30, 2003
Revenues	$166.7	$118.6	$285.3
Segment profit (loss)	7.2	(1.2)	6.0
Assets	458.4	520.5	978.9

Six months ended June 30, 2004
Revenues	$352.2	$270.6	$622.8
Segment profit	11.9	0.5	12.4

Six months ended June 30, 2003
Revenues	$333.8	$238.8	$572.6
Segment profit (loss)	20.8	(1.9)	18.9

     Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Segment Profit
Total for reportable segments	$9.5	$6.0	$12.4	$18.9
Non-capitalizable financing costs (See note 8)	—	—	(40.2)	—
Provision for uncollectible accounts	—	(0.1)	(0.3)	(0.1)
Restructuring charges (See note 4)	(0.8)	(0.1)	(1.1)	(1.3)
Other expense, net (See note 5)	(1.1)	(3.0)	(2.3)	(4.2)
Interest expense, net	(10.1)	(2.3)	(17.6)	(4.3)

Earnings (loss) from continuing operations before income taxes	$(2.5)	$0.5	$(49.1)	$9.0

Assets
Total for reportable segments	$1,071.5	$978.9
Corporate assets(1)	78.3	63.4

	$1,149.8	$1,042.3

(1)	Corporate assets include cash, prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share data)

GENERAL

     We are principally engaged in the manufacture and marketing of high-quality PermaClear® and EcoClear® brand PET packaging resins, Fortrel® brand polyester staple fibers and Wellamid® engineering resins. We believe we are the world’s largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At June 30, 2004, we had annual operating capacity to manufacture approximately 1.4 billion pounds of PET resins and 0.9 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe.

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

     Demand for both North American and global PET resins continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET. Global demand for polyester staple fiber continues to grow. Demand for polyester staple fiber in the United States is subject to changes in consumer preferences and spending, retail sales patterns, and fiber and textile product imports. Imports of products throughout the textile chain continue to negatively impact the United States fiber markets, adversely affecting our operating results.

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

CLOSING OF THE FEBRUARY 2004 FINANCING

     On February 10, 2004, we closed on $625.0 of new debt financings (the “February 2004 Financing”). This financing consisted of a five-year, $175.0 Revolving Credit Facility with an initial annual interest rate of either LIBOR plus 250 basis points or Prime plus 125 basis points, at our option, on outstanding borrowings, a five-year $185.0 First Lien Term Loan with an annual interest rate of LIBOR plus 400 basis points, and a six-year $265.0, Second Lien Term Loan with an annual interest rate of LIBOR plus 675 basis points. The term loans have a LIBOR floor of 200 basis points. This financing is secured primarily by our domestic assets. The net proceeds from these credit facilities were used to repay substantially all of our existing indebtedness, to satisfy contractual obligations, to pay related costs and provide working capital.

     We incurred $42.4 in pre-tax charges, of which $40.2 occurred in the first quarter of 2004, resulting from costs associated with our previous financings that were repaid. These charges are principally the result of pre-payment penalties associated with repayment of our private placement notes, waiver fees and other expenses related to financings that were repaid, charges associated with the termination of the sale and leaseback transaction, and the write-off of unamortized financing costs. On June 30, 2004, we had $486.3 in total outstanding long-term debt, net of the original issue discount on the Second Lien Term Loan of $5.0. For additional information related to the new financing, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” and note 8 to the Condensed Consolidated Financial Statements (“Financial Statements”).

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

     Total net sales from continuing operations for the three months ended June 30, 2004 increased $43.7, or 15.3%, to $329.0 from $285.3 for the corresponding period in 2003 due to the following:

	PPG	FRPG	TOTAL
Sales volumes	$20.1	$19.2	$39.3
Net selling prices	1.9	(1.0)	0.9
Foreign currency translation	1.3	2.2	3.5

	$23.3	$20.4	$43.7

     Sales volumes increased during the second quarter of 2004 in both our PPG and FRPG primarily as a result of improved supply/demand fundamentals and a decrease in imported products.

     Total cost of sales from continuing operations for the three months ended June 30, 2004 increased $43.7, or 16.7%, to $305.7 from $262.0 for the corresponding period in 2003 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$17.8	$18.0	$35.8
Plant added costs	3.8	1.4	5.2
Foreign currency translation	1.2	1.5	2.7

	$22.8	$20.9	$43.7

     The higher raw material costs are due to both increased sales volumes and increased unit costs in both our chemical and recycled-based businesses. Factors contributing to this unit cost increase are a tight supply/demand balance for both chemical and recycled-based raw materials and higher crude oil and natural gas prices for our chemical-based businesses.

     Plant added costs were higher for both PPG and FPRG compared to the same period last year due to increased sales volumes. Our cost reduction programs contributed to a lower unit cost. For additional information on our cost reduction programs, see “Cost Reduction Programs” below.

     As a result of the foregoing, gross profit remained flat at $23.3 in both the 2004 and 2003 periods. The gross profit margin was 7.1% in the 2004 period compared to 8.2% in the 2003 period.

     Selling, general and administrative expenses were $13.8, or 4.2% of net sales, in the 2004 period compared to $17.3, or 6.1% of net sales, in the 2003 period. The decrease was primarily due to our on-going cost reduction efforts. For additional information on our cost reduction programs, see “Cost Reduction Programs” below.

     We incurred charges for uncollectible accounts of $0.1 during the second quarter of 2003.

     We incurred restructuring charges of $0.8 and $0.1 for the three months ended June 30, 2004 and 2003, respectively. For information on our cost reduction programs, see “Cost Reduction Programs” below.

     Other expense for the three months ended June 30, 2004 and 2003 consisted of legal costs related to the Department of Justice investigation of the polyester staple fiber industry and expense in 2003 associated with the acceleration of stock option vesting. Legal costs totaled $1.1 and $1.8 for the three months ended June 30, 2004 and 2003, respectively. Expense associated with the accelerated stock option vesting totaled $1.2 in the three-month period ended June 30, 2003. For additional information on the legal proceedings, see Item 1. “Legal Proceedings” and note 10 to the Financial Statements.

     As a result of the foregoing, we reported an operating income of $7.6 in the 2004 period compared to operating income of $2.8 in the 2003 period.

     Interest expense, net was $10.1 in the 2004 period compared to $2.3 in the 2003 period. This was the result of increased long-term debt and higher credit spreads because of the February 2004 Financing, higher overall short-term interest rates and increased amortization in interest expense, net. See “Outlook” below for expected interest expense for the remainder of 2004.

     Our effective tax rate for the three months ended June 30, 2004 on earnings (loss) from continuing operations was 39.5% compared to 33.0% for the three months ended June 30, 2003. Our tax rate increased due to the relative proportion of U.S. to foreign earnings. Foreign earnings are taxed at rates lower than U.S. rates.

     As a result of the foregoing, we reported a net loss from continuing operations of $1.5 for the three months ended June 30, 2004, compared to net earnings from continuing operations of $0.3 for the three months ended June 30, 2003.

     As a result of the private equity investment, we recorded accretion of the preferred stock liquidation preference, including the amortization of the discount related to the valuation of the common stock warrants, of $3.0 and $0.1 in the three months ended June 30, 2004 and 2003, respectively.

     As a result of the foregoing, we reported a net loss attributable to common stockholders of $4.5, or $0.14 per diluted share, for the three months ended June 30, 2004, compared to net earnings attributable to common stockholders of $0.2, or $0.01 per diluted share, for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

     Total net sales from continuing operations for the six months ended June 30, 2004 increased $50.2, or 8.8%, to $622.8 from $572.6 million for the corresponding period in 2003 due to the following:

	PPG	FRPG	TOTAL
Sales volumes	$8.5	$24.9	$33.4
Net selling prices	5.9	0.5	6.4
Foreign currency translation	4.0	6.4	10.4

	$18.4	$31.8	$50.2

     Sales volumes increased during the first half of 2004 in both our PPG and FRPG primarily as a result of improved supply/demand fundamentals and a decrease in imported products.

     Total cost of sales from continuing operations for the six months ended June 30, 2004 increased $63.0, or 12.1%, to $582.1 from $519.1 for the corresponding period in 2003 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$23.0	$31.5	$54.5
Plant added costs	1.1	(1.0)	0.1
Foreign currency translation	3.6	4.8	8.4

	$27.7	$35.3	$63.0

     The higher raw material costs are due to both increased sales volumes and increased unit costs in both our chemical and recycled-based businesses. Factors contributing to this unit cost increase are a tight supply/demand balance for both chemical and recycled-based raw materials and higher crude oil prices for our chemical-based businesses.

     As a result of the foregoing, gross profit decreased $12.8, or 23.9%, to $40.7 in the 2004 period compared to $53.5 in the 2003 period. The gross profit margin was 6.5% in the 2004 period compared to 9.3% in the 2003 period.

     Selling, general and administrative expenses were $28.3, or 4.5% of net sales, in the 2004 period compared to $34.6, or 6.0% of net sales, in the 2003 period. The decrease was primarily due to our on-going cost reduction efforts. For additional information on our cost reduction programs, see “Cost Reduction Programs” below.

     We incurred $40.2 of non-capitalizable costs resulting from costs associated with our previous financings that were repaid in the first quarter of 2004. For additional information on the new financing, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Closing of the February 2004 Financing” and note 8 to the Financial Statements.

     We incurred restructuring charges of $1.1 and $1.3 for the six months ended June 30, 2004 and 2003, respectively. For information on our cost reduction programs, see “Cost Reduction Programs” below.

     Other expense for the six months ended June 30, 2004 and 2003 consisted of legal costs related to the Department of Justice investigation of the polyester staple fiber industry and expense in 2003 associated with the acceleration of stock option vesting. Legal costs totaled $2.3 and $3.0 for the six months ended June 30, 2004 and 2003, respectively. Expense associated with the accelerated stock option vesting totaled $1.2 in the six-month period ended June 30, 2003. For additional information on the legal proceedings, see Item 1. “Legal Proceedings” and note 10 to the Financial Statements.

     As a result of the foregoing, we reported an operating loss of $31.5 in the 2004 period compared to operating income of $13.3 in the 2003 period.

     Interest expense, net was $17.6 in the 2004 period compared to $4.3 in the 2003 period. This was the result of increased long-term debt and higher credit spreads because of the February 2004 Financing and increased amortization in interest expense, net. See “Outlook” below for expected interest expense for the remainder of 2004.

     Our effective tax rate for the six months ended June 30, 2004 on earnings (loss) from continuing operations was 39.5% compared to 33.0% for the six months ended June 30, 2003. Our tax rate increased due to the relative proportion of U.S. to foreign earnings. Foreign earnings are taxed at rates lower than U.S. rates.

     As a result of the foregoing, we reported a net loss from continuing operations of $29.7 for the six months ended June 30, 2004, compared to net earnings from continuing operations of $6.0 for the six months ended June 30, 2003.

     As a result of the private equity investment, we recorded accretion of the preferred stock liquidation preference, including the amortization of the discount related to the valuation of the common stock warrants, of $6.0 and $0.1 in the six months ended June 30, 2004 and 2003, respectively.

     As a result of the foregoing, we reported a net loss attributable to common stockholders of $35.7, or $1.13 per diluted share, for the six months ended June 30, 2004, compared to net earnings attributable to common stockholders of $6.0, or $0.19 per diluted share, for the six months ended June 30, 2003.

BUSINESS TRENDS

     The following analysis compares the results from the first quarter 2003 through the second quarter 2004. We believe an analysis of the six quarters ending with the second quarter of 2004 helps in understanding recent trends in our business. Gross profit for the six quarters ending with the second quarter of 2004 was as follows:

Gross Profit
First Quarter 2003	$30.2
Second Quarter 2003	$23.3
Third Quarter 2003	$16.5
Fourth Quarter 2003	$10.6
First Quarter 2004	$17.4
Second Quarter 2004	$23.3

Gross profit in the first quarter 2003 benefited from higher PET resins raw material margins and higher volumes. In the second quarter of 2003, gross profit decreased because PET resin raw material margins and volumes decreased compared to the first quarter of 2003. The gross profit was significantly lower in the second half of 2003 due to the following:

(1)	PET resin capacity additions resulted in reduced selling prices and reduced margins as competitors tried to sell their capacity;

(2)	An unexpected drop in demand related to the cool and rainy summer weather in the Eastern United States and a reduction in customers’ inventory levels; and

(3)	A seasonal weakness in the fourth quarter due to winter buying patterns of our North American beverage packaging customers, an increase in lower-margin export sales, and pricing pressure associated with annual contract negotiations.

     These factors resulted in our experiencing historically low PET resin margins in the fourth quarter of 2003. During the second half of 2003, we initiated additional company-wide cost reduction programs (see “Outlook” and “Cost Reduction Programs” below). Since implementation of these programs started in August 2003, these programs helped partially offset the decrease in our gross profit due to the decrease in raw material margins.

     Our gross profit improved to $17.4 in the first quarter of 2004 and $23.3 in the second quarter 2004 primarily as a result of improved PET resins margins, improved volumes in the PPG and the FRPG, and the effect of our cost reductions programs.

COST REDUCTION PROGRAMS

     During 2003, we announced cost reduction plans as part of our on-going low cost business strategy and in response to reduced profitability as a result of increased raw material costs, declines in PET resin selling prices in the PPG, and a continuing decline in the FRPG operating results.

     In January 2003, the FRPG commenced a plan to restructure its operations, which included a reduction in the number of employees and other cost savings initiatives at our three fiber manufacturing facilities. During the first half of 2003, we recorded termination costs of $1.3 and paid $1.2 in our FRPG segment related to this plan, which was fully implemented in 2003.

     In July 2003, we announced reductions in compensation and benefit costs. These compensation and benefit reductions were implemented at all levels, including senior management. As part of this cost reduction effort, some employer contributions to our defined contribution plans were suspended.

     In November 2003, we announced a third plan with cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. During the first half of 2004, we incurred severance costs of $1.1 associated with this plan, of which $0.1 related to the PPG and $1.0 related to the FRPG.

     These last two cost reduction plans resulted in approximately $19 of realized savings ($9 and $10 in the first and second quarters of 2004, respectively) in controllable costs in the first half of 2004 compared to our cost structure during the second quarter of 2003. Incremental cost savings since the inception of the last two cost reduction plans are as follows:

	Second Half	First Quarter of	Second Quarter
	of 2003	2004	of 2004
Incremental savings achieved in second half of 2003	$4	$2	$2
Incremental savings achieved in first quarter of 2004	—	7	7
Incremental savings achieved in second quarter of 2004	—	—	1

Total impact per period	$4	$9	$10

For additional information on restructurings, see note 4 to the Financial Statements.

OUTLOOK

     The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements; Risks and Uncertainties” below.

     Our operating results for second half of 2004 compared to the second quarter of 2004 will depend on raw material margins, volumes, and maintaining the reduced level of controllable costs.

     In the United States, we have announced a $0.03 per pound increase in PET resins selling prices with an effective date of September 1, 2004. Given the competitive nature of our business and other market influences, there can be no assurance that the average selling prices in the second half of 2004 will be higher than the average selling prices in the second quarter of 2004. If raw material costs increase more than the change in our selling price, our margins will be reduced from current levels.

     Our cost reduction programs, initiated in third quarter of 2003, and expected to continue into 2005, remain on target. We expect to incrementally reduce annual controllable costs by $27.0 in 2004. This combined with annualized cost savings of $8.0 achieved in 2003 and expected incremental savings of $6.0—$11.0 in 2005 provides a total expected controllable cost savings of $41.0—$46.0 as compared to second quarter 2003 levels.

     We believe that the improved industry demand for PET resins seen in first half 2004, driven by strong domestic growth and an improved trade balance, will continue. During 2005, NAFTA (North American Free Trade Agreement) regional demand growth is expected to increase more than NAFTA capacity growth, and this is expected to result in higher average NAFTA capacity utilization, margins, and profitability in 2005 when compared to 2004.

     We believe imports throughout the textile chain will continue to adversely impact the textile market in the U.S. The impact of textile and apparel imports from Asia, especially from China, may increase starting in 2005. Quotas on all textile and apparel imports into the United States are scheduled to be eliminated as of January 1, 2005, pursuant to the GATT (now known as the World Trade Organization Agreement) Uruguay Round Agreement enacted in 1994.

     We expect to receive a payment under the Continued Dumping and Subsidy Offset Act in the fourth quarter of 2004. While we expect that the amount of the payment will be more than the amount we received in 2003, there is no certainty that we will receive any payment.

     We expect future interest and depreciation and amortization expense to increase from the prior year primarily as a result of the acquisition of assets relating to the February 2004 Financing. We expect interest expense and depreciation and amortization to equal $10.0 and $19.0, respectively, each quarter, for the remainder of 2004.

CAPITAL RESOURCES AND LIQUIDITY

     Net cash used in operations was $43.0 for the six months ended June 30, 2004, compared to net cash used in operations of $27.9 for the six months ended June 30, 2003. The change is primarily due to reduced earnings from continuing operations in the 2004 period and the increase in accounts receivable in the first quarter of 2004 associated with the termination of our asset securitization program as part of the February 2004 Financing.

     Net cash used in investing activities amounted to $231.4 in the 2004 period compared to $5.0 in the 2003 period. Capital expenditures were $4.3 for the six months ended June 30, 2004 compared to $6.1 for the six months ended June 30, 2003. Investing activities in 2004 included $150.0 of additions from the purchase of the assets of the sale and leaseback transaction and $77.1 for the pre-payment of a raw material contract, both in conjunction with the February 2004 Financing. For additional information, see Item 2. “Management’s Discussion and Analysis – Closing of the February 2004 Financing.”

     Net cash provided by financing activities amounted to $81.9 in the 2004 period compared to $33.0 in the 2003 period. On February 10, 2004, we closed on $625.0 of new debt financings. For additional information see Item 2. “Management’s Discussion and Analysis – Closing of the February 2004 Financing” and note 8 to the Financial Statements.

     The net proceeds from the February 2004 Financing of approximately $489.5 plus $206.4 in cash ($695.9 in total) were used to:

Pay Balance Sheet Debt	$370.0
Purchase PET Resin Assets (Sale and Leaseback)	150.0
Pre-pay Raw Material Contract	77.1
Purchase Accounts Receivable	51.4
Pay February 2004 Financing Costs	18.0
Pay Pre-payment Penalties	13.9
Terminate Certain Swap Agreements	11.9
Pay Interest and Fees	3.6

$695.9

     In 2004, we incurred the following expenses (including non-cash charges) as a part of this financing:

Termination of Swap Agreements	$14.4
Pre-payment Penalties	13.9
Write-Off of Debt Issuance Costs	6.6
Other Expenses	5.3

Non-Capitalizable Financing Costs	$40.2

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

     In July 2004, we entered into three interest rate hedging agreements with financial institutions for a total notional amount of $100.0 as follows: a three year fixed-rate swap whereby we will receive 3-Month Libor and pay 3.608% quarterly on $25.0; a three year fixed-rate swap whereby we will receive 3-Month Libor and pay 3.69% quarterly on $25.0; and a three year 6% cap whereby, for quarterly periods when 3-Month Libor exceeds 6% on its reset date, we will receive the difference between 3-Month Libor and 6% on $50.0 for such period.

     Since the completion of the February 2004 Financing, we do not have any material relationships with unconsolidated entities or financial partnerships, often referred to as special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes.

     Our debt agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that we maintain available liquidity (as defined in the Revolving Credit Facility) of at least $55.0 or maintain a Fixed Charge Coverage Ratio initially of at least 1.0:1.0 at the present time. This ratio increases to 1.05:1.0 beginning with the four quarters ended December 31, 2006 and further increases to 1:10:1.0 beginning with the four quarters ending March 31, 2008. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is earnings before interest, taxes, depreciation and amortization divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are certain liquidity thresholds, which must be met in order for us to make certain capital expenditures or to settle lawsuits or pay judgments. There are other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, repurchase of stock, and excess cash. We are in compliance with all debt covenants.

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

     We recently announced our Board of Directors’ decision to proceed with our plan to add 300 million pounds of additional solid stating capacity to our Pearl River facility in the first quarter of 2006 at an expected cost of approximately $50.

     The financial resources available to us at June 30, 2004 included approximately $115 available under our Revolving Credit Facility and internally generated funds. We believe these financial resources will provide us with sufficient liquidity to meet our foreseeable needs for working capital, capital expenditures and dividends.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

     Statements contained in this Form 10-Q that are not historical facts, including those made in the “Outlook” section above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes, “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: reduced raw material margins; the financial condition of our customers; fiber and textile imports availability and cost of raw materials; the impact of a governmental investigation of pricing practices in the polyester staple fiber industry; availability of financing, changes in financial markets, interest rates, credit ratings, and foreign currency exchange rates; regulatory changes; tax risks; U.S. European, Asian and global economic conditions; prices and volumes of imports; work stoppages; levels of production capacity and profitable operations of assets; prices of competing products; natural disasters and acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

     For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     For information about our derivative financial instruments, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of our Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that there is a reasonable assurance that the Company’s disclosure controls and procedures, as defined in Rules 13a—14(c) and 15d — 14(c) promulgated under the Securities Exchange Act of 1934, are effective.

(b)	Based upon an evaluation of whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is reasonably likely to materially affect, such internal control occurred during the period covered by this Report, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that no such change occurred.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In January 2001, we received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. We cooperated with the investigation by producing documents in response to this subpoena. In September 2002, the U.S. Department of Justice (DOJ) announced the indictment of a former sales manager of one of our competitors for conspiring to fix prices and allocate customers for polyester staple fiber beginning in September 1999 and ending in January 2001. On October 31, 2002, the DOJ announced that it was filing informations against another competitor and one of its former officers as a result of their agreement to plead guilty to participating in a conspiracy to fix prices and allocate customers in the polyester staple fiber industry. On October 2, 2003, the trial of the former sales manager of one of our competitors concluded with a verdict of not guilty on all charges. On July 6, 2004 we received a letter from the DOJ identifying us as a target in the grand jury investigation. According to the letter, lawyers from the Dallas Field Office of the Antitrust Division of the DOJ are seeking authority to present an indictment to the grand jury to charge Wellman in connection with an alleged price-fixing conspiracy. Two of our employees have received similar target letters. Neither we nor our employees have been charged with any wrongdoing, and we vehemently deny that we or our employees have engaged in price fixing or customer allocation.

     Numerous producers of polyester staple fiber, including Wellman, have been named in various civil actions asserting claims substantially based on the indictment and informations described above. These proceedings are summarized below.

     Wellman and certain other companies have been named as defendants in thirty-two federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. The plaintiffs voluntarily dismissed nine of those lawsuits on October 3, 2003. In each remaining lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. In ten of the cases, the plaintiff purports to represent a class of all persons who directly purchased polyester staple fiber and were similarly affected by such alleged conduct. Thirteen of the cases are brought by plaintiffs who do not purport to represent a class. Certain of these cases name employees of Wellman and other companies as defendants.

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

     In addition to the direct purchaser actions discussed above, forty-one purported class actions alleging violations of federal antitrust laws, state antitrust or unfair competition laws and certain state consumer protection acts have been filed in one federal court and various state courts on behalf of purported classes of indirect purchasers of polyester staple fiber products. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. One indirect purchaser case is pending in the U.S. District Court for the Western District of North Carolina and is subject to the order issued by the Judicial Panel on Multi-District Litigation for coordination or consolidation with the other federal cases. The rest of the indirect purchaser cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. The case filed in West Virginia was removed to federal court and subsequently remanded to the Circuit Court of Hancock County, West Virginia. The case filed in Wisconsin was removed to federal court and subsequently remanded to the Circuit Court for Dane County, Wisconsin. In all of these cases, the plaintiffs seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of Stockholders was held on May 18, 2004.

(b)	See (c) 1. Below for the names of each director elected at the meeting.

(c)	At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

1.	The vote for election of seven directors by Stockholders of common stock to serve for a term of one year, expiring at the 2005 Annual Meeting of Stockholders, or until their successors are elected and qualified was as follows:

Name	For	Against/Withheld
Thomas M. Duff	27,707,539	548,329
James B. Baker	27,653,878	601,990
Richard F. Heitmiller	27,450,754	805,114
Gerard J. Kerins	27,704,687	551,181

Name	For	Against/Withheld
David J. McKittrick	27,714,998	540,870
James E. Rogers	27,732,685	523,183
Roger A. Vandenberg	27,643,121	612,747

     As a result, all of the above nominees were elected to the Board. (*)

2.	The vote for election of two directors by stockholders of Preferred Stock to serve for a term of one year, expiring at the 2005 Annual Meeting of Stockholders, or until their successors are elected and qualified was as follows:

Name	For	Against/Withheld
David A. Barr	11,202,143	0
Oliver M. Goldstein	11,202,143	0

3.	The combined vote for the proposal to ratify the adoption of our Restricted Stock Plan: 28,651,302 votes cast for, 2,310,377 votes cast against, and 822,473 abstentions. As a result, the Restricted Stock Plan was ratified and approved.

4.	The combined vote for the proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to examine our consolidated financial statements for the fiscal year ending December 31, 2004: 38,661,277 votes cast for, 728,071 votes cast against, and 68,663 abstentions. As a result, the Board’s selection of Ernst & Young LLP was approved. (*)

(*) Under the rules of the New York Stock Exchange, brokers holding shares in street name have the authority to vote in favor of this matter even though they have not received instructions from the beneficial owners. Broker non-votes had no effect on the outcome of these proposals.

(d)	Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

4(a)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt, which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

(1)	The Company filed a Form 8-K on May 4, 2004 for the purpose of disclosing its first quarter 2004 results, historical adjusted EBITDA and Post Financing Adjusted EBITDA, and factors impacting 2004 results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.
By /s/ Keith R. Phillips
Chief Financial Officer and
Dated August 9, 2004	Vice President (Principal Financial Officer)

Dated August 9, 2004	By /s/ Mark J. Ruday
Chief Accounting Officer,
Vice President and Controller (Principal Accounting Officer)