Form 10-Q
period 2004-09-30
WELLMAN INC
filed 2004-11-09
CIK 812708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Registrant’s telephone number, including area code: (732) 212-3300

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

     As of October 29, 2004, there were 32,014,147 shares of the registrant’s Class A common stock, $.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
INDEX

Page No.
PART I — FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Unaudited, except where noted)

Condensed Consolidated Statements of Operations — For the three and nine months ended September 30, 2004 and 2003	3

Condensed Consolidated Balance Sheets — September 30, 2004 and December 31, 2003 (Audited)	4

Condensed Consolidated Statements of Stockholders’ Equity — For the nine months ended September 30, 2004 and the year ended December 31, 2003 (Audited)	5

Condensed Consolidated Statements of Cash Flows — For the nine months ended September 30, 2004 and 2003	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3 - Quantitative and Qualitative Disclosure About Market Risk	23

ITEM 4 - Controls and Procedures	23

PART II — OTHER INFORMATION

ITEM 1 - Legal Proceedings	24

ITEM 6 - Exhibits and Reports on Form 8-K	25

SIGNATURES	26
EX-31.1 Section 302 Certification C.E.O.
EX-31.2 Section 302 Certification C.F.O.
EX-32.1 Section 906 Certification C.E.O.
EX-32.2 Section 906 Certification C.F.O.

     ITEM 1.  FINANCIAL STATEMENTS

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net sales	$310.0	$262.7	$932.8	$835.3
Cost of sales	295.5	246.2	877.6	765.3

Gross profit	14.5	16.5	55.2	70.0
Selling, general and administrative expenses	14.6	15.8	42.9	50.4
Non-capitalizable financing costs	—	—	40.2	—
Provision for uncollectible accounts	—	3.3	0.3	3.4
Restructuring charges	1.3	0.3	2.4	1.6
Other expense, net	0.6	1.2	2.9	5.4

Operating income (loss)	(2.0)	(4.1)	(33.5)	9.2
Interest expense, net	10.5	2.4	28.1	6.7

Earnings (loss) from continuing operations before income taxes	(12.5)	(6.5)	(61.6)	2.5
Income tax expense (benefit)	(4.9)	(1.9)	(24.3)	1.1

Earnings (loss) from continuing operations	(7.6)	(4.6)	(37.3)	1.4
Earnings from discontinued operations, net of income tax	—	—	—	0.1

Net earnings (loss)	$(7.6)	$(4.6)	$(37.3)	$1.5

Net loss attributable to common stockholders:
Net earnings (loss)	$(7.6)	$(4.6)	$(37.3)	$1.5
Accretion of preferred stock	(3.1)	(2.9)	(9.1)	(3.0)

Net loss attributable to common stockholders	$(10.7)	$(7.5)	$(46.4)	$(1.5)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(0.34)	$(0.24)	$(1.47)	$(0.05)

Dividends per common share	$0.05	$0.09	$0.15	$0.27

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$14.6	$205.5
Accounts receivable, less allowance of $2.6 in 2004 and $3.8 in 2003	154.8	137.5
Inventories	135.1	121.1
Prepaid expenses and other current assets	20.6	12.1

Total current assets	325.1	476.2
Property, plant and equipment, at cost:
Land, buildings and improvements	138.8	138.4
Machinery and equipment	1,086.5	933.2
Construction in progress	7.0	7.2

	1,232.3	1,078.8
Less accumulated depreciation	575.2	535.8

Property, plant and equipment, net	657.1	543.0
Goodwill, net	37.1	37.3
Other assets, net	103.5	60.6

	$1,122.8	$1,117.1

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$83.6	$90.6
Accrued liabilities	38.4	41.1

Total current liabilities	122.0	131.7
Long-term debt	478.9	371.0
Deferred income taxes and other liabilities	102.2	148.8

Total liabilities	703.1	651.5
Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	54.7	51.0
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	81.4	76.0
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 34,514,147 shares issued at September 30, 2004 and 34,389,147 issued at December 31, 2003	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized, no shares issued	—	—
Paid-in capital	245.4	245.3
Common stock warrants	4.9	4.9
Accumulated other comprehensive income	21.2	25.2
Retained earnings	61.6	112.7
Less common stock in treasury at cost:
2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	419.7	465.6

	$1,122.8	$1,117.1

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A		Series B		Class A
	Preferred		Preferred		Common
	Stock Issued		Stock Issued		Stock Issued			Common	Accumulated Other
							Paid-In	Stock	Comprehensive	Retained	Treasury
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income/(Loss)	Earnings	Stock	Total
Balance at December 31, 2002					34.4	$—	$248.5		$(3.2)	$230.9	$(49.5)	$426.7
Net loss										(96.6)		(96.6)
Currency translation adjustments									27.3			27.3
Minimum pension liability adjustments									(0.8)			(0.8)
Fair value of derivatives									1.9			1.9

Total comprehensive loss												(68.2)
Cash dividends ($0.36 per share)										(11.5)		(11.5)
Issuance of Series A preferred stock	4.5	$48.7										48.7
Issuance of Series B preferred stock			6.7	$72.4								72.4
Equity transaction costs							(9.0)					(9.0)
Accretion of preferred stock		2.3		3.6						(5.9)		—
Beneficial conversion charge							4.2			(4.2)		—
Issuance of restricted stock, net							0.2					0.2
Amortization of deferred compensation, net							1.4					1.4
Issuance of common stock warrants								$4.9				4.9

Balance at December 31, 2003	4.5	51.0	6.7	76.0	34.4	—	245.3	4.9	25.2	112.7	(49.5)	465.6
Net loss										(37.3)		(37.3)
Currency translation adjustments									(1.1)			(1.1)
Fair value of derivatives									(2.9)			(2.9)

Total comprehensive loss												(41.3)
Issuance of restricted stock					0.1	—	0.1					0.1
Cash dividends ($0.15 per share)										(4.7)		(4.7)
Accretion of preferred stock		3.7		5.4						(9.1)		—

Balance at September 30, 2004	4.5	$54.7	6.7	$81.4	34.5	$—	$245.4	$4.9	$21.2	$61.6	$(49.5)	$419.7

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(In millions)

	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(37.3)	$1.5
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	41.7	35.0
Amortization	11.0	3.6
Amortization in interest expense, net	2.9	1.0
Deferred income taxes and other	(26.3)	(8.8)
Gain on sale of business	—	(0.5)
Non-capitalizable financing costs	21.0	—
Changes in operating assets and liabilities	(43.0)	(39.9)

Net cash used in operating activities	(30.0)	(8.1)

Cash flows from investing activities:
Additions to property, plant and equipment	(6.9)	(10.5)
Purchase of sale-leaseback assets	(150.0)	—
Pre-payment of raw material contract	(77.1)	—
Proceeds from sale of business	—	1.1

Net cash used in investing activities	(234.0)	(9.4)

Cash flows from financing activities:
Borrowings (repayments) under long-term debt, net	107.3	(82.6)
Termination of swaps	(11.9)	—
Dividends paid on common stock	(4.7)	(8.6)
Debt issuance costs	(18.0)	—
Issuance of restricted stock	0.1	0.2
Issuance of preferred stock (Series A & B) and warrants	—	126.0
Financing costs	—	(16.2)

Net cash provided by financing activities	72.8	18.8

Effect of exchange rate changes on cash and cash equivalents	0.3	(0.1)

Increase (decrease) in cash and cash equivalents	(190.9)	1.2
Cash and cash equivalents at beginning of period	205.5	—

Cash and cash equivalents at end of period	$14.6	$1.2

Supplemental cash flow data:
Cash paid during the period for:
Interest (net of amounts capitalized)	$23.4	$5.3
Income taxes	$0.6	$0.8

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The Condensed Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc.’s (which, together with its subsidiaries, is herein referred to as the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003.

     Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

2. DISCONTINUED OPERATIONS

     In March 2003, the Company sold the assets of its small-recycled fine denier polyester staple fiber business with a manufacturing facility in Marion, South Carolina, which was previously reported as a discontinued operation in the Company’s financial statements. For the nine months ended September 30, 2003, the Company reported net sales from discontinued operations of $0.7 and a loss from discontinued operations before income tax benefit of $0.3 ($0.2 after taxes). The net cash proceeds totaled $1.1, which resulted in a gain of $0.5 ($0.3 after taxes). The gain was recognized during the first quarter of 2003 and included in discontinued operations in the Company’s Condensed Consolidated Statement of Operations (“Statement of Operations”).

3. INVENTORIES

     Inventories consisted of the following:

	September 30,	December 31,
	2004	2003
Raw materials	$52.1	$35.3
Finished and semi-finished goods	76.0	77.9
Supplies	7.0	7.9

	$135.1	$121.1

4. RESTRUCTURING CHARGES

     During 2003, the Company announced various cost reduction plans in order to improve operating results and enhance stockholder value. These cost reduction efforts were in response to reduced profitability as a result of increased raw material costs, declines in PET (polyethylene terephthalate) resin selling prices in the Packaging Products Group (PPG) and a continuing decline in the Fibers and Recycled Products Group (FRPG) operating results.

January 2003

     In January 2003, the FRPG commenced a plan to restructure its operations, which included a reduction in the number of employees and other cost savings initiatives at the Company’s three fiber manufacturing facilities. In the nine months ended September 30, 2003, the Company recorded termination costs of $1.6 and paid $1.2 in its FRPG segment related to this plan. These costs were reflected in operating income (loss) in the Statements of Operations. An additional $0.2 of severance costs was accrued and paid during the remainder of 2003. The plan was fully implemented in 2003.

November 2003

     In November 2003, the Company announced a plan with Company-wide cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. During the nine months ended September 30, 2004, the Company incurred severance costs of $2.4 associated with this plan, of which $0.6 related to the PPG and $1.8 related to the FRPG. These costs were reflected in operating income (loss) in the Statements of Operations. The following represents changes in the accruals since the plan was adopted.

Severance
Costs
Accruals during 2003	$8.1
Cash payments in 2003	(2.0)

Accrual balances at December 31, 2003	6.1
Accruals during the first nine months of 2004	2.4
Cash payments	(6.5)
Currency translation adjustments	(0.1)

Accrual balances at September 30, 2004	$1.9

     The remaining accrual should be fully paid out during the remainder of 2004. In addition, pension expense of $0.2 was recorded as a restructuring charge in the FRPG during the fourth quarter of 2003 due to the termination of employees.

5. OTHER EXPENSE, NET

     Other expense, net consisted of the following amounts for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Legal costs related to the Department of Justice investigation of the polyester staple fiber industry	$1.3	$1.2	$3.6	$4.2
Accelerated stock option vesting	—	—	—	1.2
Rebates from anti-dumping duties	(0.7)	—	(0.7)	—

	$0.6	$1.2	$2.9	$5.4

6. NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator for basic and diluted net loss attributable to common stockholders per common share:
Net loss attributable to common stockholders from continuing operations	$(10.7)	$(7.5)	$(46.4)	$(1.6)
Net earnings attributable to common stockholders from discontinued operations	—	—	—	0.1

Net loss attributable to common stockholders	$(10.7)	$(7.5)	$(46.4)	$(1.5)

Denominator:
Denominator for basic net loss attributable to common stockholders per common share—weighted average shares	31.6	31.6	31.6	31.6
Effect of dilutive securities:
Employee stock options and restricted stock	—	—	—	—

Denominator for diluted net earnings (loss) attributable to common stockholders per common share—adjusted weighted average shares	31.6	31.6	31.6	31.6

7. DEFINED BENEFIT PLANS

     The components of the Company’s net periodic pension cost are as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$0.1	$0.5	$0.1	$0.5	$0.4	$1.6	$0.3	$1.4
Interest cost	0.8	0.9	0.8	0.7	2.5	2.6	2.5	2.2
Expected return on assets	(0.8)	(1.4)	(0.8)	(1.1)	(2.6)	(4.2)	(2.3)	(3.3)
Net amortization and deferral	0.2	0.2	0.3	0.1	0.7	0.5	0.8	0.4

Total estimated net periodic pension expense	$0.3	$0.2	$0.4	$0.2	$1.0	$0.5	$1.3	$0.7

Employer contributions

     In 2004, the Company expects to contribute $3.9 to its domestic defined benefit plans and $1.6 to its foreign plans. During the first nine months of 2004, the Company contributed $3.1 to its domestic plans and $1.4 to its foreign plans.

8. BORROWING ARRANGEMENTS

     On February 10, 2004, the Company closed on $625.0 of new debt financings (the “February 2004 Financing”). This financing consisted of a five-year, $175.0 Revolving Credit Facility with an initial annual interest rate of either LIBOR plus 250 basis points or Prime plus 125 basis points, at the Company’s option, on outstanding borrowings; a five-year, $185.0 First Lien Term Loan with an annual interest rate of LIBOR plus 400 basis points; and a six-year, $265.0 Second Lien Term Loan with an annual interest rate of LIBOR plus 675 basis points. The First and Second Lien Term Loans have a LIBOR floor of 200 basis points. The Company may elect to pre-pay the First Lien Term Loan for 102% and 101% of its face amount in the first and second year after its issuance, respectively, and at par thereafter. The Second Lien Term Loan was issued at a 2% discount, and in certain circumstances, the Company may elect to pre-pay this loan at 105% and 103% of its face amount in the third and fourth years after its issuance, respectively, and at par thereafter.

     The net proceeds from this financing of approximately $489.5 plus $206.4 in cash ($695.9 in total) were used to:

Pay Balance Sheet Debt	$370.0
Purchase PET Resin Assets (Sale and Leaseback)	150.0
Pre-pay Raw Material Contract	77.1
Purchase Accounts Receivable	51.4
Pay February 2004 Financing Costs	18.0
Pay Pre-payment Penalties	13.9
Terminate Certain Swap Agreements	11.9
Pay Interest and Fees	3.6

$695.9

     In 2004, the Company incurred the following expenses (including non-cash charges) as a part of this financing:

Termination of Swap Agreements	$14.4
Pre-payment Penalties	13.9
Write-Off of Debt Issuance Costs.	6.6
Other Expenses	5.3

Non-Capitalizable Financing Costs	$40.2

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

     In July 2004, the Company entered into interest rate hedging agreements with financial institutions for a total notional amount of $100.0 as follows: three-year fixed-rate swaps with a notional amount of $50.0, whereby the Company will receive 3-Month Libor and pay 3.65% quarterly; and a three year 6% cap whereby, for quarterly periods when 3-Month Libor exceeds 6% on its reset date, the Company will receive the difference between 3-Month Libor and 6% on $50.0 for such periods.

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

     These debt agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that the Company maintain available liquidity (as defined in the Revolving Credit Facility) of at least $55.0 or maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0 at the present time. This ratio increases to 1.05:1.0 beginning with the four quarters ending December 31, 2006 and further increases to 1.10:1.0 beginning with the four quarters ending March 31, 2008. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is earnings before interest, taxes, depreciation and amortization divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to the Company’s equity for the same period. There are certain liquidity thresholds which must be met in order for the Company to settle lawsuits or pay judgments. There are other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash. The Company is in compliance with all debt covenants.

9. STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, any difference between the exercise price of the Company’s employee stock options and the market price of the underlying stock on the date of grant is recognized as compensation expense over the vesting period of the options. The alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models for determining compensation expense. The following table illustrates the effect on net loss attributable to common stockholders and net loss attributable to common stockholders per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(10.7)	$(7.5)	$(46.4)	$(1.5)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	—	—	—	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(0.1)	(0.2)	(5.4)

Pro forma net loss attributable to common stockholders	$(10.8)	$(7.6)	$(46.6)	$(6.0)

Net loss attributable to common stockholders per basic and diluted share:
As reported	$(0.34)	$(0.24)	$(1.47)	$(0.05)
Pro forma	$(0.34)	$(0.24)	$(1.47)	$(0.19)

10. COMMITMENTS AND CONTINGENCIES

     The Company has commitments and contingent liabilities, including legal proceedings, environmental liabilities, and various operating lease commitments.

     The Company’s operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company’s policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $2.9 and $13.7 on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $6.5 at September 30, 2004 and December 31, 2003, which are reflected as other non-current liabilities in the Balance Sheets. These accruals represent management’s best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $4.4 to $13.3. These non-capital and capital expenditures are expected to be incurred over the next 10 to 20 years.

     The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on the Company’s consolidated financial results in a future reporting period. However, management believes the ultimate outcome will not have a significant effect on the Company’s consolidated results of operations, financial position, or liquidity.

     The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Nine Months Ended
	September 30,
	2004	2003
Balance at beginning of year	$6.5	$9.2
Changes in estimated remediation costs	0.1	(2.3)
Expenditures	(0.1)	(0.3)

Balance at end of period	$6.5	$6.6

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

     In January 2001, the Company received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. The Company cooperated with the investigation by producing documents in response to this subpoena. On September 22, 2004, the U.S. Department of Justice (“DOJ”) informed the Company that it will not seek indictments either of the Company or any of its employees in connection with this investigation. On October 5, 2004, the judge presiding over the federal civil cases discussed below announced on the record that he had been informed by DOJ that there would be no further criminal prosecution in connection with the investigation.

     Following the public disclosure of the investigation in September 2002, the Company, along with certain other companies, has been named as a defendant in 69 actions brought by direct and indirect purchasers of polyester staple fiber for violations of federal, state and Canadian antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act, state antitrust, state unfair competition and/or Canadian antitrust laws. Some of these actions seek certification of a class including all persons who directly or indirectly purchased polyester staple fiber similarly affected by such alleged conduct. The plaintiffs in most cases seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief.

     The producers of polyester staple fiber, including the Company, may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. The Company continues to vehemently deny that it or its employees engaged in price fixing or customer allocation. The Company intends to vigorously defend against the civil claims and any civil claims or proceedings that may be brought against it in the future. Because of the uncertainties and complexity of these civil claims, the Company has not formed an opinion about whether these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

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

     Accumulated other comprehensive income (loss) is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company’s investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $ (6.4) and $ (2.2) for the three months ended September 30, 2004 and 2003, respectively, and $ (41.3) and $ 18.4 for the nine months ended September 30, 2004 and 2003, respectively.

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

     As discussed in note 2, the Company sold the assets of its small-recycled fine denier polyester staple fiber business during the first quarter of 2003. These assets, which were previously reported as part of the Company’s FRPG, were reported as discontinued operations in the Company’s financial statements.

	Packaging	Fibers and
	Products	Recycled Products
Three months ended September 30, 2004	Group	Group	Total
Revenues	$174.0	$136.0	$310.0
Segment profit (loss)	2.2	(2.3)	(0.1)
Assets	735.8	308.0	1,043.8

Three months ended September 30, 2003
Revenues	$144.2	$118.5	$262.7
Segment profit (loss)	2.1	(1.4)	0.7
Assets	435.6	508.1	943.7

Nine months ended September 30, 2004
Revenues	$526.2	$406.6	$932.8
Segment profit (loss)	14.1	(1.8)	12.3

Nine months ended September 30, 2003
Revenues	$478.0	$357.3	$835.3
Segment profit (loss)	22.9	(3.3)	19.6

     Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Segment Profit (Loss)
Total for reportable segments	$(0.1)	$0.7	$12.3	$19.6
Non-capitalizable financing costs (See note 8)	—	—	(40.2)	—
Provision for uncollectible accounts	—	(3.3)	(0.3)	(3.4)
Restructuring charges (See note 4)	(1.3)	(0.3)	(2.4)	(1.6)
Other expense, net (See note 5)	(0.6)	(1.2)	(2.9)	(5.4)
Interest expense, net	(10.5)	(2.4)	(28.1)	(6.7)

Earnings (loss) from continuing operations before income taxes	$(12.5)	$(6.5)	$(61.6)	$2.5

Assets
Total for reportable segments	$1,043.8	$943.7
Corporate assets (1)	79.0	83.1

	$1,122.8	$1,026.8

(1)	Corporate assets include cash, prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share data)

GENERAL

     We are principally engaged in the manufacture and marketing of high-quality PermaClear® and EcoClear® brand PET (polyethylene terephthalate) packaging resins, Fortrel® brand polyester staple fibers and Wellamid® engineering resins. We believe we are the world’s largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At September 30, 2004, we had annual operating capacity to manufacture approximately 1.4 billion pounds of PET resins and 0.9 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe.

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

     Our profitability is primarily determined by our sales volume and our raw material margin, which is the difference between net selling price and raw material cost. Both PET resin and polyester staple fiber volumes and raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. Currently, a one-cent per pound change in raw material margin on approximately 2.2 billion pounds of resin and fiber volume results in an annual change of approximately $22.0 in pre-tax earnings, or $ 0.45 per diluted share.

     Volumes, selling prices and raw material costs each may be affected by actions of our competitors, global economic and market conditions, export and import activity, and the prices and availability of competing materials.

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

On September 30, 2004, we had $478.9 in total outstanding long-term debt, net of the original issue discount on the Second Lien Term Loan of $4.7. For additional information related to the new financing, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” and note 8 to the Condensed Consolidated Financial Statements (“Financial Statements”).

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

     Total net sales from continuing operations for the three months ended September 30, 2004 increased $47.3, or 18.0%, to $310.0 from $262.7 for the corresponding period in 2003 due to the following:

	PPG	FRPG	TOTAL
Net selling prices	$27.1	$3.5	$30.6
Sales volumes	1.3	11.9	13.2
Foreign currency translation	1.4	2.1	3.5

	$29.8	$17.5	$47.3

     Net selling prices improved in the third quarter of 2004 in both our PPG and FRPG compared to the corresponding period in 2003 due to selling price increases initiated in response to rising raw material costs. Sales volumes in the FRPG increased during the third quarter of 2004 over the third quarter of 2003 primarily as a result of improved supply/demand fundamentals.

     Total cost of sales from continuing operations for the three months ended September 30, 2004 increased $49.3, or 20.0%, to $295.5 from $246.2 for the corresponding period in 2003 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$27.8	$19.0	$46.8
Plant added costs	0.6	(1.3)	(0.7)
Foreign currency translation	1.3	1.9	3.2

	$29.7	$19.6	$49.3

     The higher raw material costs are due primarily to higher purchase prices in both our chemical and recycled-based businesses and to a lesser extent increased sales volume in the FRPG. Factors contributing to the higher purchase prices are a tight supply/demand balance for both chemical and recycled-based raw materials and higher crude oil and natural gas prices for our chemical-based businesses.

     Plant added costs were lower overall compared to the same period last year despite higher depreciation, other non-cash charges, higher energy costs, and higher volumes in the FRPG. These higher costs were more than offset by savings from our cost reduction programs. The additional depreciation was a result of the February 2004 Financing (see note 8 to the Financial Statements). For additional information on our cost reduction programs, see “Cost Reduction Programs” below and note 4 to the Financial Statements.

     As a result of the foregoing, gross profit decreased $2.0, or 12.1%, to $14.5 from $16.5 for the corresponding period in 2003. The gross profit margin was 4.7% in the 2004 period compared to 6.3% in the 2003 period.

     Selling, general and administrative expenses were $14.6, or 4.7% of net sales, in the 2004 period compared to $15.8, or 6.0% of net sales, in the 2003 period. The decrease was primarily due to our on-going cost reduction efforts. For additional information on our cost reduction programs, see “Cost Reduction Programs” below.

     We incurred charges for uncollectible accounts of $3.3 during the three months ended September 30, 2003. Three of our FRPG customers filed bankruptcy proceedings during the third quarter of 2003. The additional expense was recorded based on developments during the third quarter of 2003 that reduced our expectations on these trade receivables and other changes in estimates of amounts to be realized on the remaining trade receivable balances at September 30, 2003.

     We incurred restructuring charges of $1.3 and $0.3 for the three months ended September 30, 2004 and 2003, respectively. For information on our cost reduction programs, see “Cost Reduction Programs” below.

Other expense, net for the three months ended September 30, 2004 and 2003 consisted of legal costs related to the Department of Justice investigation of the polyester staple fiber and rebates from anti-dumping duties in 2004. Legal costs totaled $1.3 and $1.2 for the three months ended September 30, 2004 and 2003, respectively. Rebates from anti-dumping duties totaled $ 0.7 in the three-month period ended September 30, 2004. For additional information on the legal proceedings, see Item 1. “Legal Proceedings” and note 10 to the Financial Statements.

     As a result of the foregoing, we reported an operating loss of $ 2.0 in the 2004 period compared to an operating loss of $4.1 in the 2003 period.

     Interest expense, net, was $10.5 in the 2004 period compared to $2.4 in the 2003 period. This was the result of increased long-term debt and higher credit spreads because of the February 2004 Financing, higher short-term interest rates, and increased amortization in interest expense, net. See “Outlook” below for expected interest expense for the remainder of 2004.

     Our effective tax rate for the three months ended September 30, 2004 on earnings (loss) from continuing operations was 40% compared to 29% for the three months ended September 30, 2003. Our tax rate increased due to the higher relative proportion of U.S. to foreign earnings. Foreign earnings are taxed at rates lower than U.S. rates.

     As a result of the foregoing, we reported a loss from continuing operations of $7.6 for the three months ended September 30, 2004, compared to a loss from continuing operations of $4.6 for the three months ended September 30, 2003.

     As a result of the June 2003 private equity investment, we recorded accretion of the preferred stock liquidation preference, including the amortization of the discount related to the valuation of the common stock warrants, of $3.1 and $2.9 in the three months ended September 30, 2004 and 2003, respectively.

     As a result of the foregoing, we reported a net loss attributable to common stockholders of $10.7, or $0.34 per diluted share, for the three months ended September 30, 2004, compared to net loss attributable to common stockholders of $7.5, or $0.24 per diluted share, for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

     Total net sales from continuing operations for the nine months ended September 30, 2004 increased $97.5, or 11.7%, to $932.8 from $835.3 million for the corresponding period in 2003 due to the following:

	PPG	FRPG	TOTAL
Sales volumes	$9.5	$36.4	$45.9
Net selling prices	33.1	4.5	37.6
Foreign currency translation	5.6	8.4	14.0

	$48.2	$49.3	$97.5

     Sales volumes increased during the nine months of 2004 in both our PPG and FRPG primarily as a result of improved supply/demand fundamentals, an improved trade balance for U.S. polyester staple fiber and North American Free Trade Agreement (NAFTA) PET resin, and demand growth in the NAFTA PET resin industry.

     Net selling price increases were initiated in both segments during the 2004 period initiated in response to higher raw material costs.

     Total cost of sales from continuing operations for the nine months ended September 30, 2004 increased $112.3, or 14.7%, to $877.6 from $765.3 for the corresponding period in 2003 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$50.7	$50.4	$101.1
Plant added costs	1.7	(3.1)	(1.4)
Foreign currency translation	5.0	7.6	12.6

	$57.4	$54.9	$112.3

     The higher raw material costs are due to both increased sales volumes and higher purchase prices in both our chemical and recycled-based businesses. Factors contributing to the higher purchase prices in the 2004 period are a tight supply/demand balance for both chemical and recycled-based raw materials and higher crude oil prices for our chemical-based businesses.

     Plant added costs were lower overall compared to the same period last year despite higher depreciation, other non-cash charges, higher energy costs, and higher volumes in both the PPG and the FRPG. These higher costs were more than offset by savings from our cost reduction programs. The additional depreciation was a result of the February 2004 Financing (see note 8 to the Financial Statements). For additional information on our cost reduction programs, see “Cost Reduction Programs” below and note 4 to the Financial Statements.

     As a result of the foregoing, gross profit decreased $14.8, or 21.1%, to $55.2 in the 2004 period compared to $70.0 in the 2003 period. The gross profit margin was 5.9% in the 2004 period compared to 8.4% in the 2003 period.

     Selling, general and administrative expenses were $42.9, or 4.6% of net sales, in the 2004 period compared to $50.4, or 6.0% of net sales, in the 2003 period. The decrease was primarily due to our on-going cost reduction efforts. For additional information on our cost reduction programs, see “Cost Reduction Programs” below.

     We incurred $40.2 of non-capitalizable costs resulting from costs associated with our previous financings that were repaid in the first quarter of 2004. For additional information on the new financing, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The February 2004 Financing” and note 8 to the Financial Statements.

     We incurred charges for uncollectible accounts of $0.3 and $3.4 during the nine months ended September 30, 2004 and 2003, respectively. Seven of our FRPG customers filed bankruptcy proceedings during the 2003 period. Additional expense was recorded based on developments during the 2003 period that reduced our expectations on these trade accounts receivable and other changes in estimates of amounts to be realized on remaining trade receivable balances at September 30, 2003.

     We incurred restructuring charges of $2.4 and $1.6 for the nine months ended September 30, 2004 and 2003, respectively. For information on our cost reduction programs, see “Cost Reduction Programs” below.

     Other expense, net for the nine months ended September 30, 2004 and 2003 consisted of legal costs related to the Department of Justice investigation of the polyester staple fiber industry, rebates from anti-dumping duties in 2004, and expense in 2003 associated with the acceleration of stock option vesting. Legal costs totaled $3.6 and $4.2 for the nine months ended September 30, 2004 and 2003, respectively. Rebates from anti-dumping duties totaled $ 0.7 in the 2004 period. Expense associated with the accelerated stock option vesting totaled $1.2 in the nine-month period ended September 30, 2003. For additional information on the legal proceedings, see Item 1. “Legal Proceedings” and note 10 to the Financial Statements.

     As a result of the foregoing, we reported an operating loss of $33.5 in the 2004 period compared to operating income of $9.2 in the 2003 period.

     Interest expense, net, was $28.1 in the 2004 period compared to $6.7 in the 2003 period. This was the result of increased long-term debt and higher credit spreads because of the February 2004 Financing and increased amortization in interest expense, net. See “Outlook” below for expected interest expense for the remainder of 2004.

     Our effective tax rate for the nine months ended September 30, 2004 on earnings (loss) from continuing operations was 40% compared to 45% for the nine months ended September 30, 2003. Our tax rate decreased due to the lower relative proportion of U.S. to foreign earnings. Foreign earnings are taxed at rates lower than U.S. rates.

     As a result of the foregoing, we reported a loss from continuing operations of $37.3 for the nine months ended September 30, 2004, compared to earnings from continuing operations of $1.4 for the nine months ended September 30, 2003.

     As a result of the June 2003 private equity investment, we recorded accretion of the preferred stock liquidation preference, including the amortization of the discount related to the valuation of the common stock warrants, of $9.1 and $3.0 in the nine months ended September 30, 2004 and 2003, respectively.

     As a result of the foregoing, we reported a net loss attributable to common stockholders of $46.4, or $1.47 per diluted share, for the nine months ended September 30, 2004, compared to a net loss attributable to common stockholders of $1.5, or $0.05 per diluted share, for the nine months ended September 30, 2003.

     BUSINESS TRENDS

     The following analysis compares the results from the first quarter of 2003 through the third quarter of 2004. We believe an analysis of the seven quarters ending with the third quarter of 2004 helps to understand our business. Gross profit for the seven quarters ending with the third quarter of 2004 was as follows:

Gross Profit
First Quarter 2003	$30.2
Second Quarter 2003	$23.3
Third Quarter 2003	$16.5
Fourth Quarter 2003	$10.6
First Quarter 2004	$17.4
Second Quarter 2004	$23.3
Third Quarter 2004	$14.5

     Gross profit in the first quarter 2003 benefited from PET resin raw material margins and volumes that were higher than subsequent quarters. In the second quarter of 2003, gross profit decreased because PET resin raw material margins and volumes decreased compared to the first quarter of 2003. The gross profit was significantly lower in the second half of 2003 due to the following:

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

     These factors resulted in our experiencing historically low PET resin margins in the fourth quarter of 2003. During the second half of 2003, we initiated additional company-wide cost reduction programs (see “Outlook” and “Cost Reduction Programs” below). Since the implementation of these programs started in August 2003, these programs helped partially offset the decrease in our gross profit due to the decrease in raw material margins.

     Our gross profit improved to $17.4 in the first quarter of 2004 and $23.3 in the second quarter 2004 primarily as a result of improved PET resin margins, improved volumes in the PPG and the FRPG, and the effect of our cost reduction programs.

     Our gross profit decreased in the third quarter of 2004 principally because of reduced PPG volumes due to competitive pressure in our domestic PET resins business and seasonality. FRPG volumes also declined due to seasonal slowness in the third quarter. These reduced volumes contributed to our businesses incurring higher per unit operating costs.

COST REDUCTION PROGRAMS

     During 2003, we announced cost reduction plans as part of our on-going low cost business strategy and in response to reduced profitability as a result of increased raw material costs, declines in PET resin selling prices in the PPG, and a continuing decline in the FRPG operating results.

     In January 2003, the FRPG commenced a plan to restructure its operations, which included a reduction in the number of employees and other cost savings initiatives at our three fiber manufacturing facilities. In the nine months ended September 30, 2003, we recorded termination costs of $1.6 and paid $1.2 in our FRPG segment related to this plan, which was fully implemented in 2003.

     In July 2003, we announced reductions in compensation and benefit costs. These compensation and benefit reductions were implemented at all levels, including senior management. As part of this cost reduction effort, some employer contributions to our defined contribution plans were suspended.

     In November 2003, we announced a third plan with cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. During the first nine months of 2004, we incurred severance costs of $2.4 associated with this plan, of which $0.6 related to the PPG and $1.8 related to the FRPG.

     These last two cost reduction plans are expected to result in approximately $29 of realized savings in controllable costs in 2004 over the level achieved at the end of 2003. Annualized cumulative savings in controllable costs of $37, since the programs were implemented at the end of the second quarter of 2003, are expected to be achieved by the end of 2004. For additional information on restructurings, see note 4 to the Financial Statements.

OUTLOOK

     The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements; Risks and Uncertainties” below.

     Our operating results will depend on raw material margins, volumes, and maintaining the reduced level of controllable costs.

     We will be challenged to maintain our raw material margins at levels comparable to those in the third quarter of 2004. Our businesses have already announced multiple selling price increases which are effective at different times in the fourth quarter 2004. Our U.S. PET resin business has announced selling price increases totaling 17 cents per pound, and our U.S. polyester staple fiber business has announced selling price increases of 6 cents per pound. We have also announced a 3-cent per pound selling price increase effective January 2, 2005 for our U.S. polyester staple fiber business. Changes in our raw material margins will depend on the increase in our raw material costs compared to the amount of the selling price increases that are achieved. We expect volumes to increase in our PPG segment in the fourth quarter of 2004, and we expect to maintain the level of cost reductions we have achieved through the end of the third quarter of 2004.

     We expect to receive a payment under the Continued Dumping and Subsidy Offset Act in the fourth quarter of 2004. While we expect that the amount of the payment will be more than the amount we received in 2003, there is no certainty that we will receive any payment. We expect interest expense and depreciation and amortization to approximate $10.0 and $19.0, respectively, for the fourth quarter of 2004.

     Looking beyond 2004, we expect NAFTA consumption of PET resin to increase based on the attractive characteristics of PET packaging. During 2005 we expect this demand to increase faster than the NAFTA capacity to produce PET resin, and this is expected to result in higher average NAFTA capacity utilization, and improved PET resin margins.

     We believe imports throughout the textile chain will continue to adversely impact the textile market in the U.S. The impact of textile and apparel imports from Asia, especially from China, may increase because quotas on all textile and apparel imports into the United States are scheduled to be eliminated as of January 1, 2005, pursuant to the GATT (now known as the World Trade Organization Agreement) Uruguay Round Agreement enacted in 1994. This, combined with increased raw material costs, may adversely impact our U.S. polyester staple fiber raw material margins and volumes.

CAPITAL RESOURCES AND LIQUIDITY

     Net cash used in operations was $30.0 for the nine months ended September 30, 2004, compared to net cash used in operations of $8.1 for the nine months ended September 30, 2003. The change is primarily due to reduced earnings from continuing operations in the 2004 period and the increase in accounts receivable in the first quarter of 2004 associated with the termination of our asset securitization program as part of the February 2004 Financing.

     Net cash used in investing activities amounted to $234.0 in the 2004 period compared to $9.4 in the 2003 period. Capital expenditures were $6.9 for the nine months ended September 30, 2004 compared to $10.5 for the nine months ended September 30, 2003. Investing activities in 2004 included $150.0 of additions from the purchase of the assets of the sale and leaseback transaction and $77.1 for the pre-payment of a raw material contract, both in conjunction with the February 2004 Financing. For additional information, see Item 2. “Management’s Discussion and Analysis – The February 2004 Financing.”

     Net cash provided by financing activities amounted to $ 72.8 in the 2004 period compared to $18.8 in the 2003 period. On February 10, 2004, we closed on $625.0 of new debt financings. For additional information see Item 2. “Management’s Discussion and Analysis – The February 2004 Financing” and note 8 to the Financial Statements.

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

$695.9

     We incurred pre-tax charges of $42.4, of which $40.2 occurred in the first quarter of 2004, resulting from costs associated with the financings that were repaid. These first quarter 2004 expenses (including non-cash charges) consisted of the following:

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

     In July 2004, we entered into interest rate hedging agreements with financial institutions for a total notional amount of $100.0 as follows: three-year fixed-rate swaps with a notional amount of $50.0, whereby we will receive 3-Month Libor and pay 3.65% quarterly; and a three year 6% cap whereby, for quarterly periods when 3-Month Libor exceeds 6% on its reset date, we will receive the difference between 3-Month Libor and 6% on $50.0 for such period.

     Since the completion of the February 2004 Financing, we do not have any material relationships with unconsolidated entities or financial partnerships, often referred to as special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes.

     Our debt agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that we maintain available liquidity (as defined in the Revolving Credit Facility) of at least $55.0 or maintain a Fixed Charge Coverage Ratio initially of at least 1.0:1.0 at the present time. This ratio increases to 1.05:1.0 beginning with the four quarters ended December 31, 2006 and further increases to 1:10:1.0 beginning with the four quarters ending March 31, 2008. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is earnings before interest, taxes, depreciation and amortization divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are certain liquidity thresholds, which must be met in order for us to settle lawsuits or pay judgments. There are other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, repurchase of stock, and excess cash. We are in compliance with all debt covenants.

     The financial resources available to us at September 30, 2004 included approximately $116 available under our Revolving Credit Facility and internally generated funds. We believe these financial resources will provide us with sufficient liquidity to meet our foreseeable needs for working capital, dividends, and capital expenditures. This includes our $50 capital expansion, which is expected to add 300 million pounds of additional solid stating capacity to our Pearl River facility in the first quarter of 2006.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

     Statements contained in this Form 10-Q that are not historical facts, including those made in the “Outlook” section above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes, “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: raw material margins; sales volumes; the financial condition of our customers; fiber and textile imports; availability and cost of raw materials; the impact of litigation arising out of alleged pricing practices in the polyester staple fiber industry; the effective implementation of our cost reduction programs; availability of financing, changes in financial markets, interest rates, credit ratings, and foreign currency exchange rates; regulatory changes; tax risks; U.S., European, Asian and global economic conditions; prices and volumes of imports; work stoppages; levels of production capacity and profitable operations of assets; prices of competing products; natural disasters and acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that there is a reasonable assurance that the Company’s disclosure controls and procedures, as defined in Rules 13a—14(c) and 15d — 14(c) promulgated under the Securities Exchange Act of 1934, are effective.

(b)	Based upon an evaluation of whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is reasonably likely to materially affect, such internal control occurred during the period covered by this Report, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that no such change occurred.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2001, we received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. We cooperated with the investigation by producing documents in response to this subpoena. On September 22, 2004, the Department of Justice (“DOJ”) informed us that it will not seek indictments either of Wellman or any of its employees in connection with this investigation. On October 5, 2004, the judge presiding over the federal civil cases discussed below announced on the record that he had been informed by DOJ that there would be no further criminal prosecution in connection with the investigation.

     Following the public disclosure of the investigation in September 2002, numerous producers of polyester staple fiber, including Wellman, have been named in various civil actions asserting claims based on alleged price fixing and market allocation in the polyester staple industry. These proceedings are summarized below.

     Wellman and certain other companies are named as defendants in twenty-four (24) federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. In ten of the cases, the plaintiff purports to represent a class of all persons who directly purchased polyester staple fiber and were similarly affected by such alleged conduct. Fourteen of the cases are brought by plaintiffs who do not purport to represent a class. Certain of these cases name employees of Wellman and other companies as defendants.

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

     In addition to the direct purchaser actions discussed above, forty-two purported class actions alleging violations of federal antitrust laws, state antitrust or unfair competition laws and certain state consumer protection acts have been filed in one federal court and various state courts on behalf of purported classes of indirect purchasers of polyester staple fiber products. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. One indirect purchaser case is pending in the U.S. District Court for the Western District of North Carolina and is subject to the order issued by the Judicial Panel on Multi-District Litigation for coordination or consolidation with the other federal cases. The rest of the indirect purchaser cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. In all of these cases, the plaintiffs seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief.

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

     In addition to the foregoing, Wellman may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. We continue to vehemently deny that we or our employees engaged in price fixing or customer allocation. We intend to vigorously defend against the civil claims and any civil claims or proceedings that may be brought against us in the future. Because of the uncertainties and complexity of these civil claims, we have not formed an opinion about whether these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

4(a)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt, which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

(1)	The Company filed a Form 8-K on July 8, 2004, announcing it received a letter from the Department of Justice that identifies the Company as a target in a grand jury investigation of a conspiracy to fix prices in connection with polyester staple fiber. The Company was also advised that two of its employees may receive similar target letters.

(2)	The Company filed a Form 8-K on July 29, 2004 for the purpose of disclosing its second quarter 2004 results, historical adjusted EBITDA and Post Financing Adjusted EBITDA, and information on cost reduction programs.

(3)	The Company filed a Form 8-K on September 24, 2004 for the purpose of disclosing its announcement of the Antitrust Division of the Department of Justice advising the Company that it will not be seeking indictment of Wellman, Inc. or any of its employees in connection with its investigation of price fixing on the polyester staple fiber industry.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.
Dated November 9, 2004	By	/s/ Keith R. Phillips
Chief Financial Officer and Vice President
(Principal Financial Officer)

Dated November 9, 2004	By	/s/ Mark J. Ruday
Chief Accounting Officer, Vice President and
Controller (Principal Accounting Officer)