Form 10-K
period 2004-12-31
WELLMAN INC
filed 2005-03-15
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-10033

WELLMAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-1671740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1041 521 Corporate Center Drive Fort Mill, South Carolina (Address of principal executive offices)	29715 (Zip Code)
Registrant’s telephone number, including area code:
(803) 835-2000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $0.001 par value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $8.13 per share (the closing price of such stock on June 30, 2004 on the New York Stock Exchange), as of the last day of the registrant’s most recently completed second fiscal quarter: $253,499,563.
      The number of shares of the registrant’s Class A Common Stock, $0.001 par value, and Class B Common Stock, $0.001 par value, outstanding as of March 1, 2005 was 32,029,547 and 0, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
      1. Proxy Statement for the 2005 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2005) is incorporated by reference in Parts II and III hereof.

PART I

Item 1.	Business (Dollars in millions, except per share data)
      We are principally engaged in the manufacturing and marketing of high-quality PermaClear® brand PET (polyethylene terephthalate) packaging resins, Fortrel® brand polyester staple fibers and Wellamid® engineering resins. We believe we are the world’s largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations.
PRODUCTS AND MARKETS
      Our operations are classified into two reportable operating segments: the Packaging Products Group (or PPG) and the Fibers and Recycled Products Group (or FRPG).
      The following table presents the combined net sales and percentage of net sales for our reportable operating segments for each of the three years ending December 31. In the table, intersegment sales, which are not material, have been eliminated and historical exchange rates have been applied to the data.

	2004		2003		2002

	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total

PPG	$747.9	57.3%	$632.0	57.0%	$524.8	51.8%
FRPG	557.1	42.7	477.3	43.0	489.2	48.2

Total	$1,305.0	100.0%	$1,109.3	100.0%	$1,014.0	100.0%

      The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements. The following table presents the operating profit (loss) and percentage of operating profit (loss) for our reportable operating segments for each of the three years ending December 31. In the table, intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data.

	2004		2003		2002

	Operating		Operating		Operating
	Profit (Loss)%		Profit (Loss)%		Profit	%

PPG	$29.5	122.9%	$17.3	123.6%	$50.0	98.8%
FRPG	(5.5)	(22.9)	(3.3)	(23.6)	0.6	1.2

Total	$24.0	100.0%	$14.0	100.0%	$50.6	100.0%

      See Note 15 to the Consolidated Financial Statements for reconciliations to corresponding totals in the Consolidated Financial Statements and additional information with regard to our reportable operating segments.
Packaging Products Group
      The PPG manufactures:

•	PermaClear® solid-stated and amorphous PET resin for use in the manufacturing of soft drink bottles and other food and beverage packaging and

•	EcoClear® PET resin, utilizing a percentage of recycled PET materials to meet customers’ recycled content PET resin requirements.
      These resins are produced at our facilities in Palmetto, South Carolina, Hancock County, Mississippi, and Emmen, the Netherlands.
      We sell our solid-stated PET resin primarily under the PermaClear® and PermaClear HP® brands.

      Customers include North American, South American and European-based manufacturers of various types of plastic containers. Five customers represented approximately 51% of PPG’s total net sales for 2004. The unexpected loss of any of these customers may result in a temporary reduction in sales and profitability of the PPG.
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
      Our chemical-based polyester staple fibers are manufactured at our Palmetto facility in Darlington, SC. Customers include integrated textile mills, yarn spinners, and non-woven operations that process polyester staple into yarn and/or fabric for a variety of applications, including apparel, non-woven, home furnishing and industrial products.
      Domestically, we manufacture polyester staple fiber and nylon products from recycled raw materials at our facility in Johnsonville, SC. These fibers are primarily used in home furnishing, non-woven and industrial products. Our recycling operation in Johnsonville procures these materials and processes them into usable raw materials for our fiber and engineering resins businesses.
      In Europe, we primarily manufacture polyester staple fiber from recycled raw materials at our production facility in Mullagh, Republic of Ireland. These fibers, used principally in home furnishing, non-woven and industrial products, are exported primarily to the United Kingdom and continental Europe.
      Our Engineering Resins Division, located in Johnsonville, SC, primarily manufactures and markets nylon engineering resins under the Wellamid® and EcoLon® brands to the injection molding industry. We produce these resins using post-industrial, post-consumer, and virgin nylon compounded with various additives (glass, minerals, fire retardant, etc.) to impart desired performance characteristics. These resins are used primarily in automotive applications.
      No single customer accounted for 10% of FRPG’s sales in 2004.
Raw Materials
      Our Permaclear® PET resins and our chemical-based polyester staple fibers are produced from purified terephthalic acid (PTA) and monoethylene glycol (MEG). Domestically, we purchase PTA produced by BP Amoco Chemical Company, the primary domestic supplier, pursuant to long-term supply contracts. Domestic MEG is purchased under long-term supply contracts with Lyondell (parent of Equistar Chemicals), and MEGlobal Americas, Inc. (a joint venture between Dow Chemical Co. and Kuwait Petrochemical Co.). In Europe, we purchase PTA primarily from BP Amoco Chemical Company and MEG from Diolen Industrial Fibers (formerly a part of Acordis). The prices of PTA and MEG are determined by crude oil prices, natural gas prices, and worldwide supply and demand and have fluctuated in the past and are expected to continue to do so in the future. We have long-term, market-based supply contracts in place at December 31, 2004 that we believe will provide us with sufficient raw materials for our existing and planned future production requirements through 2007.
      Our recycling-based fibers utilize two categories of recycled PET raw materials: post-consumer containers and post-industrial materials including some under long-term supply contracts. We have entered into multiple raw material purchase agreements in the ordinary course of our business. We purchase a portion of these materials from manufacturers that compete with us in the sale of fibers and resins. Post-industrial materials include off-quality or off-spec production, trim and other materials generated from fiber, resin, or film manufacturing processes. We obtain our post-consumer PET bottles primarily from curbside recycling and deposit return programs. These post-consumer containers are processed initially at our recycling facilities in Johnsonville, S.C., Spijk, the Netherlands, or Verdun, France. The prices of recycled raw materials fluctuate, and the raw material mix for our Johnsonville and European fiber operations can be varied depending upon market conditions for the various raw materials.
      We believe that we are the world’s largest producer of polyester staple fiber made from recycled feedstocks and one of the world’s largest post-consumer PET bottle recyclers.
      For additional information on our raw materials, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements; Risks and Uncertainties.”
Capital Investment Program
      In conjunction with the February 2004 Financing, investing activities in 2004 included $150.0 for the purchase of assets subject to the sale and leaseback transaction and $77.1 for the pre-payment of a raw material contract. Our capital expenditures in 2004 were approximately $15.1, compared to $15.5 and $21.7 for 2003 and 2002, respectively. In 2002, our capital expenditures included approximately $4.7 of costs to convert fiber grade chip lines at our Palmetto facility to amorphous PET resin. The following table provides a breakdown of our capital expenditures:
Capital Expenditures Breakdown

	2004	2003	2002

Maintenance of business capital	$8.8	$13.2	$15.5
Environmental, health and safety	0.2	0.6	0.9
Expansion/major cost reductions	6.1	1.7	5.3

Total	$15.1	$15.5	$21.7

      For additional information on capital expenditures expected in 2005, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Outlook.”
Sales and Marketing
      Our markets have historically displayed price and volume cyclicality. We sell to a diverse group of customers. Although no single customer represented more than 10% of our total net sales, five customers represented approximately 29% of our total net sales in 2004.
      Approximately 52 employees market the majority of our products. We also utilize representatives or agents for certain sales.
      Our PET resins are promoted through various activities, including advertising, sales promotions and market development, into a variety of packaging markets whose end products include carbonated soft drinks, juices, water, and food. We are actively involved with our customers in joint end-use product development efforts to meet the future needs of the food and beverage packaging markets.
      Both North American and global PET resins demand continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET. Numerous factors affect the demand for PET resins, including substitution of packaging products from glass, aluminum, paper board and other plastics into PET, consumer preferences and spending, general economic conditions, weather, and the export/import trade balance of PET resin into the North American Free Trade Agreement (NAFTA) region.

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
      Numerous factors affect the demand for polyester staple fiber in our markets, including textile product imports, consumer preferences and spending, and retail sales patterns, which are driven by general economic conditions. Imports of products throughout the textile chain continue to impact the United States and European fiber markets, particularly the commodity textile fiber markets, adversely affecting operating results. A downturn in the U.S., European, or global economy or an increase in imports of textiles or polyester staple fiber products into the U.S. and Europe could adversely affect our business. Polyester textile fiber demand also may be influenced by the relative price of substitute fibers, most notably cotton.
      For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” and “Forward-Looking Statements; Risks and Uncertainties.”
Competitors
      Each of our major markets is highly competitive. We compete in these markets primarily on the basis of product quality, price, customer service, and brand identity.
      In North America, our primary competitors in the PET resins business are Voridian (a division of Eastman Chemical Co.), Invista (formerly known as Kosa), Gruppo Mossi and Ghisolfi (M&G), Nan Ya Plastics Corp. (Nan Ya), and DAK Americas (a subsidiary of the Alfa Group). As of December 31, 2004, we are the second-largest producer of PET resins in the United States, representing approximately 19% of the United States production capacity. In Europe, our main competitors in the PET resins business are Voridian, Invista, ADVANSA (formerly DuPontSA), M&G, and Equipolymers Global (a Dow/PIC joint venture). Our share of the European PET resins market is less than 5%.
      Our primary domestic polyester staple fiber competitors are DAK Americas, Nan Ya, and Invista. Our main European polyester staple fiber competitors are ADVANSA and Trevira. We believe we are currently the largest producer of polyester staple fiber in the United States and in the European Union, with approximately 31% of the production capacity in the U.S. and 16% of the production capacity in the European Union. We are the largest supplier of polyester staple fibers made from recycled materials and the largest supplier of polyester staple fiber for home furnishing and non-woven products in the U.S. and the European Union.
      For additional information on competitors, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements; Risks and Uncertainties.”
Research and Development
      We have approximately 69 employees devoted to research, development and technical service activities in our fibers and resins businesses. Research and development costs were approximately $13.0, $14.9 and $17.3 for 2004, 2003 and 2002, respectively. During 2004 and 2003, we have reduced our spending related to the development of new specialty fiber products.
Foreign Activities
      We operate in international markets. Since large portions of our non-U.S. sales are in different currencies, changes in exchange rates may affect profitability and sales levels of these operations. In addition, fluctuations between currencies may also affect our reported financial results. Foreign exchange contracts and borrowings in local currencies are utilized to manage our foreign currency exposure. For additional information on these exposures, see Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” and Note 14 to the Consolidated Financial Statements.

      Our foreign businesses are subject to certain risks common to foreign operations and investments in foreign countries, including restrictive action by local governments, limitations on repatriating funds and changes in currency exchange rates. See Note 15 to the Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements; Risks and Uncertainties” for additional information relating to our foreign activities.
Employees
      The following table provides our approximate number of employees and long-term, independent contractors, at December 31, by year, in the U.S. and Europe:

		Long-Term,
		Independent
Year	Employees	Contractors	Total

2004	1,700	260	1,960
2003	1,900	270	2,170
2002	2,200	270	2,470
2001	2,500	280	2,780
2000	2,600	270	2,870
      At December 31, 2004, the Union of Needle Trades, Industrial and Textile Employees, Hotel Employees and Restaurant Employees represented 490 employees, of which 278 were union members, at our Johnsonville, SC operations. This contract expires on July 29, 2005. In our European fiber business, four unions represented 197 of the 389 total employees at year-end 2004. The wage agreements with these unions expire on April 30, 2006. Under an agreement with the unions at our European fiber business, reached in December 2003, 57 union members accepted voluntary termination during 2004. We employ 68 people at our European PET resins operation, with 45 represented by two unions whose contracts expired on December 31, 2004. We are currently in negotiations for a new contract. We believe that relations with our employees are satisfactory. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements; Risks and Uncertainties.”
Environmental Matters
      Our facilities are subject to numerous existing and proposed laws and regulations designed to protect the environment from wastes, emissions and hazardous substances. We believe we are either in material compliance with all currently applicable regulations or are operating in accordance with the appropriate variances and compliance schedules or similar arrangements.
      For additional information relating to environmental matters, see Item 7. “Management’s Discussion and Analysis of Financial Position and Results of Operations — Environmental Matters,” “Forward-Looking Statements; Risks and Uncertainties,” and Note 9 to the Consolidated Financial Statements.
Executive Officers of the Registrant
      Our current executive officers are as follows:

Name and Age	Position

Thomas M. Duff, 57	Chairman, Chief Executive Officer, and Director
Keith R. Phillips, 50	Vice President, Chief Financial Officer
Michael E. Dewsbury, 55	Vice President, PET Resins Division — U.S.
Audrey L. Goodman, 51	Vice President, Treasurer
Mark J. Ruday, 39	Vice President, Chief Accounting Officer and Controller
Joseph C. Tucker, 57	Vice President, Fibers and Recycled Products Group

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
      Michael E. Dewsbury. Mr. Dewsbury has been Vice President, PET Resins Division — U.S. since April 1999. Prior to that he was Business Manager — PET Resins Division since joining us in September 1991.
      Audrey L. Goodman. Ms. Goodman has been Vice President, Treasurer since March 2001. She was Assistant Treasurer from May 1990 to March 2001.
      Mark J. Ruday. Mr. Ruday has been Vice President, Chief Accounting Officer and Controller since May 2003. Prior to that, he was the Business Operations Manager for the PET Resins Division-U.S. from March 1998 to May 2003 and was the PPG Controller from November 1995 through March 1998.
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
      The location, principal products produced and stated annual production capacity of our major manufacturing facilities at December 31, 2004, are set forth in the table below. Domestically, we have economic ownership of the properties and either own the properties or can acquire title for nominal consideration. We own all of our international properties listed below.

		Stated Annual
		Production Capacity
Location	Principal Products	(In millions of pounds)

Darlington, SC (Palmetto)	PET resins	760	(1)
Hancock County, MS (Pearl River)	PET resins	520	(2)
Emmen, the Netherlands	PET resins	120
Darlington, SC (Palmetto)	Polyester staple fiber	500
Johnsonville, SC	Polyester staple fiber	240
Mullagh, Ireland	Polyester staple fiber	175
Johnsonville, SC	Engineering resins	70

(1)	Includes 200 million pounds annually of amorphous PET resin capacity for external sales.

(2)	Excludes polymerization production equipment with an annual capacity of 300 million pounds, which is in the process of being converted in order to manufacture PET resin. This conversion is expected to be fully operational in the first quarter of 2006. For additional information, see Note 1 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings
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
      We deny that we or any of our employees engaged in price fixing or customer allocation and we intend to vigorously defend against any existing civil claims and any civil claims or proceedings that may be brought against us in the future. Because of the uncertainties and complexity of these civil claims, we have not formed an opinion about these proceedings or their impact, if any, on our consolidated financial position or results of operations.
      In addition to the foregoing, we may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws.

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

Year	High	Low	Dividend

2004
Fourth Quarter	$10.88	$6.89	$0.05
Third Quarter	$8.48	$6.38	$0.05
Second Quarter	$8.64	$7.15	$0.05
First Quarter	$10.81	$7.33	$0.05
2003
Fourth Quarter	$10.56	$7.57	$0.09
Third Quarter	$11.55	$7.29	$0.09
Second Quarter	$12.29	$9.47	$0.09
First Quarter	$14.07	$8.93	$0.09
      We had 838 holders of record as of March 1, 2005.
      See Note 11 to the Consolidated Financial Statements for information regarding common stock rights associated with our common stock.
      Beginning with the dividend payable in March 2004, our quarterly dividend rate was $0.05 per share. We determined that this reduced dividend rate is appropriate considering our operating performance, our current debt level, our capital expenditures, and the dividend levels of other companies. Our current financing agreements permit a quarterly dividend rate of up to $0.09 per share and, at our current earnings levels, an amount not to exceed $15.0 in aggregate over the life of the financings. From the inception of the current financings through December 31, 2004, total dividends paid were approximately $6.3. The limitation on the total amount of dividends that can be distributed is eliminated during periods when certain earnings levels are achieved.
Securities Authorized for Issuance Under Equity Compensation Plans
      “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for the 2005 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission on or before April 30, 2005 and is incorporated by reference.

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,

	2004	2003	2002(2)	2001	2000

	(In millions, except per share data)
Income Statement Data:
Net sales	$1,305.0	$1,109.3	$1,014.0	$1,009.6	$1,021.5
Cost of sales	1,221.2	1,028.7	898.8	902.3	890.3

Gross profit	83.8	80.6	115.2	107.3	131.2
Selling, general and administrative expenses	59.8	66.6	64.6	68.9	68.1
Impairment charge	—	135.3	—	—	—
Restructuring charges (benefit)	2.6	10.2	—	—	(0.8)
Provision for uncollectible accounts	0.8	3.5	4.2	0.1	0.2
Non-capitalizable financing costs	40.2	2.2	—	—	—
Other expense (income), net(1)	(3.2)	3.8	0.7	3.1	(3.2)

Operating income (loss)	(16.4)	(141.0)	45.7	35.2	66.9
Interest expense, net	38.1	10.1	10.3	17.9	17.9

Earnings (loss) from continuing operations before income taxes	(54.5)	(151.1)	35.4	17.3	49.0
Income tax expense (benefit)	(15.7)	(54.4)	9.0	3.9	13.6

Earnings (loss) from continuing operations	(38.8)	(96.7)	26.4	13.4	35.4
Earnings (loss) from discontinued operations, net of income tax	—	0.1	(23.7)	(5.0)	(2.6)

Earnings (loss) before cumulative effect of accounting change	(38.8)	(96.6)	2.7	8.4	32.8
Cumulative effect of accounting change, net of tax	—	—	(197.0)	—	—

Net earnings (loss)	$(38.8)	$(96.6)	$(194.3)	$8.4	$32.8

Net earnings (loss) attributable to common stockholders:
Net earnings (loss)	$(38.8)	$(96.6)	$(194.3)	$8.4	$32.8
Accretion of preferred stock and beneficial conversion charge	(12.3)	(10.1)	—	—	—

Net earning (loss) attributable to common stockholders	$(51.1)	$(106.7)	$(194.3)	$8.4	$32.8

	Years Ended December 31,

	2004	2003	2002(2)	2001	2000

	(In millions, except per share data)

Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$(1.61)	$(3.38)	$0.84	$0.43	$1.13
Net earnings (loss) attributable to common stockholders from discontinued operations	—	—	(0.75)	(0.16)	(0.09)
Cumulative effect of accounting change	—	—	(6.24)	—	—

Net earnings (loss) attributable to common stockholders	$(1.61)	$(3.38)	$(6.15)	$0.27	$1.04

Basic weighted-average common shares outstanding	31.6	31.6	31.6	31.5	31.4

Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$(1.61)	$(3.38)	$0.82	$0.42	$1.11
Net earnings (loss) attributable to common stockholders from discontinued operations	—	—	(0.73)	(0.16)	(0.08)
Cumulative effect of accounting change	—	—	(6.16)	—	—

Net earnings (loss) attributable to common stockholders	$(1.61)	$(3.38)	$(6.07)	$0.26	$1.03

Diluted weighted-average common shares outstanding	31.6	31.6	32.0	32.0	31.9

Dividends(3)	$6.3	$11.5	$11.5	$11.5	$11.4

	December 31,

	2004	2003	2002(2)	2001	2000

Balance Sheet Data:
Total assets	$1,166.9	$1,117.1	$965.2	$1,234.4	$1,332.2
Total debt	$471.5	$371.0	$236.9	$333.1	$381.5
Stockholders’ equity	$426.5	$465.6	$426.7	$612.7	$625.5

(1)	Other expense (income), net consisted of the following amounts for the periods indicated:

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

Legal costs related to the Department of Justice investigation of the polyester staple fiber industry	$5.4	$6.0	$5.1	$3.8	$—
Rebates from anti-dumping duties	(8.6)	(3.4)	(4.4)	—	—
Property damage and other costs associated with production outages	—	—	—	9.9	—
Income from property damage claims & business interruption insurance	—	—	—	(10.6)	(5.1)
Charge to idle Pearl River fiber assets	—	—	—	—	1.9
Accelerated stock option vesting	—	1.2	—	—	—

	$(3.2)	$3.8	$0.7	$3.1	$(3.2)

(2)	Net loss for 2002 includes a cumulative effect of an accounting change of ($197.0), or $(6.16) per diluted share. For additional information, see Note 2 to the Consolidated Financial Statements.

(3)	Dividends paid were $0.20 per share in 2004 and $0.36 per share in 2003, 2002, 2001, and 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions, except per share data)
GENERAL
      We are principally engaged in the manufacturing and marketing of high-quality PermaClear® brand PET (polyethylene terephthalate) packaging resins, Fortrel® brand polyester staple fibers and Wellamid® engineering resins. We believe we are the world’s largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At December 31, 2004, we had annual operating capacity to manufacture approximately 1.4 billion pounds of PET resins and 0.9 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe.
      Our operations are classified into two reportable operating segments: the Packaging Products Group (or PPG) and the Fibers and Recycled Products Group (or FRPG). Our PermaClear® PET resins are produced by the PPG from purified terephtalic acid (PTA) and monoethylene glycol (MEG), and EcoClear® PET resins are produced from a combination of chemical and recycled raw materials. These resins are primarily used in the manufacturing of plastic soft drink bottles and other food and beverage packaging. The FRPG produces Fortrel® polyester staple fiber and other polyester and nylon staple fibers that are primarily used in apparel, non-woven, home furnishing and industrial products. These fibers are also produced from PTA and MEG and recycled raw materials.
      Demand for both North American and global PET resins continues to grow, driven by new product applications for PET and conversions from other packaging materials to PET. Demand for polyester staple fiber in the United States is subject to changes in consumer preferences and spending, retail sales patterns, and fiber and textile product imports. Imports of products throughout the textile chain continue to negatively impact the United States and European fiber markets, adversely affecting our operating results.
      Our profitability is primarily determined by our sales volume and our raw material margin, which is the difference between net selling price and raw material cost. Both PET resin and polyester staple fiber volume and raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A one-cent per pound change in raw material margin on approximately 2.2 billion pounds of resin and fiber sales volume results in an annual change of approximately $22.0 in pretax earnings.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      Our accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions about future events that affect the amounts reported in financial statements and accompanying notes.
      We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements; therefore, we consider these to be our critical accounting estimates. Actual results could differ significantly from those estimates.
Allowance for Doubtful Accounts
      We perform periodic credit evaluations of our customers’ financial condition. We have established an allowance for doubtful accounts based on our evaluation of the credit-worthiness of our customers and the potential risks inherent in their businesses. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, especially in light of the difficult economic conditions facing our

FRPG customers. These judgments could vary significantly from actual amounts realized, resulting in changes in bad debt expense and allowances. The allowance for doubtful accounts will increase or decrease based on circumstances or specific events impacting specific customers. Specific events include bankruptcy filings, changes in the customers’ credit ratings and/or other information. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Inventory Valuation
      Inventories are stated at the lower of cost or market. Cost is principally determined by the first-in, first-out method. The physical condition (i.e., quality) of the inventories is also considered in establishing the valuation. These judgments are estimates, which could vary significantly, either favorably or unfavorably, from actual results for various reasons, including changes in future economic conditions, customer inventory levels, or competitive conditions that differ from our expectations. Changes in our inventory valuation resulting from such variances would affect our cost of sales.
Property, Plant and Equipment
      Property, plant and equipment are carried at cost. Depreciation for assets is provided based on their estimated useful lives and is computed using the straight-line method and the units of production method. Changes in circumstances such as technological advances, changes to our capital strategy, or changes to our business model could result in the actual lives differing from our estimates, in which case our earnings could be affected.
      When events or circumstances indicate that the carrying value of a fixed asset group may not be recoverable, we will test the fixed asset group for impairment. If any of the impairment indicators are present or if other circumstances indicate impairment may exist, we then determine whether an impairment loss should be recognized. We estimate the future undiscounted cash flows to be derived from the fixed asset group to determine its fair market value and whether or not a potential impairment exists. Our fixed asset group is defined as an entire facility or site. If the carrying value exceeds the estimate of future undiscounted cash flows, we then calculate and record the impairment, which is equal to the excess of the carrying value of the asset over the estimate of its fair market value.
Goodwill and Other Intangible Assets
      Through December 31, 2001, we amortized goodwill on a straight-line method over periods ranging from 30 to 40 years. Effective January 1, 2002, we were required to adopt SFAS No. 142 “Goodwill and Other Intangible Assets.” Based on this standard, goodwill is no longer amortized, but is tested at least annually at the reporting unit level for impairment. Goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. The fair value is determined based on the present value of estimated future discounted cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired. A comparison is then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. If the implied fair value is less, an impairment loss equal to the difference is recognized. This implied fair value then becomes the new carrying value of the goodwill for future impairment tests.
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
      In determining our long-term rate of return on plan assets, our objective is to obtain the highest possible return over the long-term commensurate with the appropriate level of assumed risk. In order to moderate the investment portfolio’s risk and volatility, we forecast financial market returns over a wide range of potential future economic trends. The expected rate of return on plan assets is a long-term assumption and is reviewed annually. The discount rate reflects the market rate for high-quality fixed income debt instruments at December 31 and is subject to change each year. Holding all other assumptions constant, a one-percentage-point decrease in the assumed rate of return on plan assets for one year would result in an actuarial loss in 2005 of approximately $1.2. Likewise, a one-percentage-point decrease in the discount rate would increase our projected benefit obligations by approximately $21.
      Unrecognized actuarial gains or losses are amortized using the “corridor method” as defined by SFAS No. 87 for our domestic defined benefit plans and Dutch plan. For the Irish plans, we separately identify actuarial gains and losses and use an amortization method, which spreads the entire gain or loss each year, without regard to the corridor over a period of five years, subject to the minimum amortization requirements of SFAS No. 87. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets.
      The actuarial assumptions we used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations.
Environmental Liability
      Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals represent our best estimate of probable non-capital environmental expenditures. The final resolution of these contingencies could result in expenses different than current accruals, and therefore may have an impact on our consolidated financial results in a future reporting period.
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (or FIN 46), “Consolidation of Variable Interest Entities,” which requires a variable interest entity to be consolidated by the primary beneficiary which is the entity subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We do not currently have any variable interest entities. The adoption of this statement did not have a significant impact on our financial statements.
      In December 2003, the FASB issued a revision to SFAS No. 132, “Employers Disclosure about Pensions and Other Postretirement Benefits, an Amendment to FASB Statements No. 87, 88, and 106 and a revision of FASB Statement No. 132” (or SFAS 132R). This statement requires additional disclosure in relation to the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted SFAS 132R in December 2003.
      In December 2003, the FASB issued an Exposure Draft, “Earnings Per Share, An Amendment of FASB Statement No. 128.” In December 2004, the FASB decided to defer the issuance of their final standard. The final standard will be effective in 2005 and will require retrospective application of all prior periods presented. This statement will amend the computational guidance of SFAS No. 128, where the number of incremental shares included in the year-to-date diluted EPS would be computed using the average market price of common shares for the year-to-date period. This statement also requires that shares to be issued upon conversion of a mandatorily convertible security be included in the computation of basic EPS from the date that conversion becomes mandatory.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4, Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waster spoilage. Such abnormal expenses must be recognized in the period in which they are incurred. In addition, this statement requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period in which it is incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June  15, 2005. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (or SFAS 123R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. We expect to adopt SFAS 123R on July 1, 2005, using the standard’s “modified prospective” method. As permitted by Statement No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method, and, as such, generally recognize compensation expense only when there is a difference between the exercise price of the stock options and the fair market value of the underlying stock on the date of grant. Had we expensed the fair value of employee stock options under SFAS No. 123 for the year ended December 31, 2004, our net loss and diluted EPS would have increased by $0.2, or $0.01 per diluted share (See Note 11 to the Consolidated Financial Statements). As the number of stock options issued fluctuates each year, the future impact to our financial statements upon adoption of the statement cannot be predicted with certainty. Under SFAS No. 123R, the fair value would be amortized into compensation expense over the vesting period of the stock options.
CONTINUED DUMPING AND SUBSIDY OFFSET ACT (CDO) OF 2000
      In April 1999, a coalition of three polyester fiberfill producers, including us, filed an anti-dumping suit against polyester fiberfill producers located in Korea and Taiwan. These polyester fiberfill producers located in Korea and Taiwan were selling fiberfill in the U.S. at prices lower than their own domestic market prices, resulting in material injury to U.S. polyester fiberfill producers. In March 2000, the Commerce Department determined that companies in both countries were dumping polyester fiberfill into the U.S. In May 2000, the International Trade Commission unanimously ruled that polyester fiberfill imports from Korea and Taiwan materially injured the United States domestic polyester fiberfill industry. As a result of this determination and ruling, anti-dumping duties ranging from 5.7% to 9.5% were imposed on all Taiwanese polyester fiberfill producers, and duties ranging from 8.0% to 14.0% were imposed on most Korean polyester fiberfill producers. These duties are estimates based upon the producers’ past pricing histories. The actual duties are determined retroactively for each fiscal year, based upon the pricing during that year. Importers of polyester fiberfill from covered producers in these two countries are required to post cash deposits equal to their estimated anti-dumping duties. The actual import duty rates can be adjusted annually and the total amount of import duties actually owed will depend upon the actual rates and the price and amount of goods imported.
      Import duties are normally retained by the government. However, in October 2000 the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are paid to the injured companies who file claims to that effect. We received $8.6, $3.4, and $4.4 of anti-dumping payments pursuant to the CDO in 2004, 2003, and 2002, respectively.
      In January 2003, the World Trade Organization (WTO) declared that the CDO is inconsistent with certain provisions of the WTO agreement on anti-dumping and subsidies. This declaration is merely advisory, however, and has no legal effect. The only body that can alter the CDO is the U.S. Congress. To date, the Congress has taken no action to do so. There is no action that Korea, Taiwan or the WTO could take that would require us to repay any of the import duties that were distributed to us in 2004, 2003, and 2002.
RESULTS OF OPERATIONS
2004 to 2003
      Total net sales from continuing operations for 2004 increased $195.7, or 17.6%, to $1,305.0 from $1,109.3 in 2003 due to the following:

	PPG	FRPG	Total

Net selling prices	$94.4	$22.4	$116.8
Sales volumes	14.4	46.7	61.1
Foreign currency translation	7.1	10.7	17.8

	$115.9	$79.8	$195.7

      Net selling price increases were initiated in both segments during 2004 in response to higher raw material costs.
      Sales volumes increased during 2004 in both our PPG and FRPG primarily as a result of improved supply/demand fundamentals, and an improved trade balance for U.S. polyester staple fiber and NAFTA PET resin.
      Total cost of sales from continuing operations for 2004 increased $192.5, or 18.7%, to $1,221.2 from $1,028.7 in 2003 due to the following:

	PPG	FRPG	Total

Raw material costs	$97.8	$80.9	$178.7
Plant added costs	(0.2)	(1.0)	(1.2)
Foreign currency translation	6.4	8.6	15.0

	$104.0	$88.5	$192.5

      The higher raw material costs are due to both increased sales volumes and higher purchase prices in both our chemical and recycled-based businesses. Factors contributing to the higher purchase prices in the 2004 period are a tight supply/demand balance for both chemical and recycled-based raw materials and higher crude oil prices for our chemical-based businesses.
      Plant added costs were lower overall compared to the same period last year as savings from our cost reduction programs more than offset higher depreciation and amortization, other non-cash items, energy costs, and increases in volume for both the PPG and the FRPG. This allowed for significant reductions in our per unit costs. The additional depreciation and amortization was principally a result of the February 2004 Financing. For additional information on the February 2004 Financing, see Note 7 to the Consolidated Financial Statements. For additional information on our cost reduction programs, see “Cost Reduction Programs” below and Note 6 to the Consolidated Financial Statements.
      As a result of the foregoing, gross profit increased $3.2, or 4.0%, to $83.8 in 2004 compared to $80.6 in 2003.
      Selling, general and administrative expenses were $59.8, or 4.6% of net sales, in 2004 compared to $66.6, or 6.0% of net sales, in 2003. The decrease was primarily due to our on-going cost reduction efforts. For additional information on our cost reduction programs, see “Cost Reduction Programs” below and Note 6 to the Consolidated Financial Statements.
      In December 2003, we abandoned the polyester staple fiber spinning and drawing equipment at our Pearl River facility. This decision was based on the determination that a conversion to PET resin production would be the most profitable use of the related polymerization assets. We recorded a non-cash impairment charge of $135.3 in the fourth quarter of 2003. We are proceeding with the conversion, adding 300 million pounds of additional solid stating capacity to our Pearl River facility, in the first quarter of 2006.
      We incurred restructuring charges of $2.6 and $10.2 in 2004 and 2003, respectively, related to our cost reduction programs (see “Cost Reduction Programs” below and Note 6 to the Consolidated Financial Statements).
      We recorded a charge for expected losses on accounts receivable of $0.8 and $3.5 in 2004 and 2003, respectively. Additional bad debt expense was recorded in 2003 primarily due to a bankruptcy where we were a sole-source supplier and not named as a critical vendor.
      We incurred non-capitalizable costs of $40.2 and $2.2 in 2004 and 2003, respectively, resulting from costs associated with our previous financings that were repaid in conjunction with the February 2004 Financing. For additional information on the February 2004 Financing, see Note 7 to the Consolidated Financial Statements.
      Other expense (income), net for 2004 and 2003 consisted of legal costs related to the Department of Justice investigation of the polyester staple fiber industry, rebates from anti-dumping duties, and expense in 2003 associated with the acceleration of stock option vesting. For additional information on other expense (income), see Item 6. “Selected Consolidated Financial Data.”
      As a result of the foregoing, we reported an operating loss of $16.4 in 2004 compared to $141.0 in 2003.
      Interest expense, net, was $38.1 in 2004 compared to $10.1 in 2003. This was the result of increased long-term debt, higher credit spreads, and increased amortization of debt issuance costs in interest expense due to the February 2004 Financing. See “Outlook” below for expected interest expense in 2005.
      Our effective tax rate for 2004 on earnings (loss) from continuing operations was 28.8% compared to 36.0% for 2003. We incurred tax expense of $6.1 relating to the repatriation of foreign cash at tax rates specified in the American Jobs Creation Act. Excluding the $6.1 of additional tax expense, our effective tax rate would have been 40%, which increased from 2003 due to the relative proportion of U.S. to foreign earnings.
      As a result of the foregoing, we reported a loss from continuing operations of $38.8 for 2004, compared to a loss from continuing operations of $96.7 for 2003.
      As a result of the June 2003 private equity investment, we recorded accretion of the preferred stock liquidation preference, including the amortization of the discount related to the valuation of the common stock warrants, of $12.3 and $5.9 in 2004 and 2003, respectively. In addition, we incurred a non-cash beneficial conversion charge of $4.2 in the fourth quarter of 2003 as a result of the preferred stock becoming convertible into common stock.
      As a result of the foregoing, we reported a net loss attributable to common stockholders of $51.1, or $1.61 per diluted share, for 2004, compared to a net loss attributable to common stockholders of $106.7, or $3.38 per diluted share, for 2003.
2003 to 2002
      Total net sales from continuing operations for 2003 increased $95.3, or 9.4%, to $1,109.3 from $1,014.0 in 2002 due to the following:

	PPG	FRPG	Total

Net selling prices	$40.2	$6.8	$47.0
Foreign currency translation	12.4	19.8	32.2
Sales volumes	54.6	(38.5)	16.1

	$107.2	$(11.9)	$95.3

      PPG sales volume increased due to the previously mentioned continued demand growth in the PET resin market. Sales volumes decreased in the FRPG due to the declining U.S. textile industry.
      Total cost of sales from continuing operations for 2003 increased $129.9, or 14.4%, to $1,028.7 from $898.8 in 2002 due to the following:

	PPG	FRPG	Total

Raw material costs	$68.3	$25.0	$93.3
Plant added costs	60.3	(48.2)	12.1
Foreign currency translation	10.7	13.8	24.5

	$139.3	$(9.4)	$129.9

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
      As a result of the foregoing, gross profit decreased $34.6, or 30.0%, to $80.6 compared to $115.2 in 2002.
      Selling, general and administrative expenses were $66.6, or 6.0% of net sales, in 2003 compared to $64.6, or 6.4% of net sales, in 2002. The increase in 2003 is due primarily to consulting fees associated with our on-going cost reduction program ($1.7) and increased new product development costs in our FRPG ($0.7).
      In December 2003, we abandoned the polyester staple fiber spinning and drawing equipment at our Pearl River facility. We recorded a non-cash impairment charge of $135.3 in the fourth quarter of 2003. This charge represents a reduction in the carrying value of the abandoned polyester staple fiber spinning and drawing assets at our Pearl River facility to their estimated fair value. For additional information on the impairment charge, see Note 1 to the Consolidated Financial Statements.
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

      In January 2003, the FRPG commenced a plan to restructure its operations, which included a reduction in the number of employees and other cost savings initiatives at our three fiber manufacturing facilities. We recorded termination costs of $1.8 in our FRPG segment related to this plan, which was fully implemented in 2003. This plan has resulted in approximately $7.0 of realized savings in controllable costs in 2003 compared to the prior year.
      In July 2003, we announced and implemented reductions in compensation and benefit costs. These compensation and benefit reductions were implemented at all levels of the Company, including senior management. As part of this cost reduction effort, some employer contributions to the Company’s defined contribution plans were suspended.
      In November 2003, we announced a third plan with Company-wide cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organization and administrative consolidations and changes. We incurred severance and other termination costs of $8.3 in the fourth quarter of 2003 associated with this plan.
      These last two cost reduction plans resulted in approximately $8 of realized savings in controllable costs in the second half of 2003 compared to our cost structure during the second quarter of 2003. For additional information on restructurings in 2003, see Note 6 to the Consolidated Financial Statements.
      We recorded a charge for expected losses on accounts receivable of $3.5 and $4.2 in 2003 and 2002, respectively. Additional bad debt expense was recorded in 2003 primarily due to a bankruptcy where we were a sole-source supplier and not named as a critical vendor.
      Other expense (income), net for 2003 and 2002 consisted of legal costs related to the Department of Justice investigation of the polyester staple fiber industry, rebates from anti-dumping duties, and expense in 2003 associated with the acceleration of stock option vesting. For additional information on other expense (income), see Item 6. “Selected Consolidated Financial Data.”
      As a result of the foregoing, we reported an operating loss of $141.0 in 2003, compared to operating income of $45.7 in 2002.
      Net interest expense was $10.1 in 2003 compared to $10.3 in 2002.
      Our effective tax rate for 2003 on the loss from continuing operations was 36.0% compared to 25.5% on earnings from continuing operations in 2002. The principal items affecting our rate were foreign earnings, which are taxed at rates lower than U.S. rates, and the loss from continuing operations.
      As a result of the foregoing, the net loss attributable to common stockholders from continuing operations was $96.7 in 2003, compared to net earnings attributable to common stockholders of $26.4 in 2002.
      We reported net earnings attributable to common stockholders from discontinued operations of $0.1, or $0.0 per diluted share, in 2003, compared to a net loss attributable to common stockholders from discontinued operations of $23.7, or $0.73 per diluted share, in 2002. In March 2002, we adopted a plan to sell our partially oriented yarn (POY) business, which was sold in June 2002, and our small-recycled fine denier polyester staple fiber business, which was sold in March 2003. For additional information, see Note 2 to the Consolidated Financial Statements.
      In 2002, we completed our initial assessment of goodwill using the two-step approach described in SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that the goodwill related to our FRPG segment was impaired. As a result, the carrying value of this goodwill was reduced by $197.0 to its implied value. The reduction was recorded as a cumulative effect of an accounting change in our 2002 financial statements. For additional information, see Note 2 to the Consolidated Financial Statements.
      As a result of the private equity investment, we recorded accretion of the preferred stock liquidation preference and of the discount related to the valuation of the common stock warrants of $5.9 in 2003. In addition, we incurred a non-cash beneficial conversion charge of $4.2 in the fourth quarter of 2003 as a result of the preferred stock becoming convertible into common stock.

      As a result of the foregoing, we reported a net loss attributable to common stockholders of $106.7, or $3.38 per diluted share, in 2003, compared to a net loss attributable to common stockholders of $194.3, or $6.07 per diluted share, in 2002.
COST REDUCTION PROGRAMS
      During 2003, we announced cost reduction plans as part of our on-going low cost business strategy and in response to reduced profitability as a result of increased raw material costs, declines in PET resin selling prices in the PPG, and a continuing decline in the FRPG operating results.
      In January 2003, the FRPG commenced a plan to restructure its operations, which included a reduction in the number of employees and other cost savings initiatives at our three fiber manufacturing facilities. In 2003, we recorded and paid termination costs of $1.8 in our FRPG segment related to this plan, which was fully implemented in 2003.
      In July 2003, we announced reductions in compensation and benefit costs. These compensation and benefit reductions were implemented at all levels, including senior management. As part of this cost reduction effort, some employer contributions to our defined contribution plans were suspended. Effective January 1, 2005, we reinstated certain compensation and benefits to their previous levels.
      In November 2003, we announced a third plan with cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. During 2004, we incurred severance and contract termination costs of $2.7 associated with this plan, of which $0.8 related to the PPG and $1.9 related to the FRPG. Severance and contract termination costs of $8.1 were incurred in the fourth quarter of 2003 associated with this plan, of which $1.9 related to the PPG and $6.2 related to the FRPG.
      As a result of these cost reduction programs, we have reduced annual controllable costs by $36 for the year ended December 31, 2004, compared to the second quarter of 2003. Even with the 2005 reinstatement of certain compensation and benefits that were previously reduced, we expect to reduce annual controllable costs by approximately $41 to $46 (cumulative) by the end of 2005, compared to annualized second quarter 2003 levels,.
      For additional information on restructurings, see Note 6 to the Consolidated Financial Statements.
OUTLOOK
      The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements; Risks and Uncertainties” below.
      We expect that our operating results for 2005 will be better than our operating results for 2004. We believe this improvement will result primarily from improvements in PET resin and fiber raw material margins and the continuing effects of our cost reduction programs. We expect PET resin capacity utilization in the NAFTA region to remain strong in 2005 as demand is expected to grow 7-8% while capacity is expected to remain substantially the same. This will support improved raw material margins for the NAFTA PET resin industry in 2005. We have announced selling price increases in our U.S. PET resins business of $0.03 and $0.05 per pound effective March 1 and April 1, 2005, respectively. In addition, we have announced two $0.03 per pound selling price increases in our domestic fibers business effective January 2 and April 3, 2005. Given the competitive nature of our business and other market influences, there can be no assurance that these price increases will be realized.
      We expect that the domestic textile chain will continue to be adversely impacted by imports, especially from China, as all remaining quotas on all textile and apparel imports into the United States were eliminated as of January 1, 2005, pursuant to the GATT (now known as the World Trade Organization Agreement) Uruguay Round Agreement enacted in 1994. We expect to receive a payment, which we expect will be less than the amount we received in 2004, under the Continued Dumping and Subsidy Offset Act in the fourth quarter of 2005.

      We expect a continuation of a globally tight supply situation for polyester chemical raw materials in 2005. In a tight market, spot prices are generally higher then contract prices for polyester raw materials. Asian polyester producers, particularly China, are large spot purchasers, while U.S. and European polyester producers are primarily contract purchasers of polyester raw materials. Therefore, a tight polyester raw material market is expected to eliminate or reduce the cost advantage that Asian polyester producers have had in the past and should constrain PET resin and polyester fiber imports into the NAFTA region and European Union. This should improve our competitiveness in PET resin and fiber markets. In addition, we believe our long-term raw material supply contracts in place at December 31, 2004 provide us with sufficient raw materials for our existing and planned future production requirements through 2007.
      In 2003, we announced several cost reduction plans to reduce our annual controllable costs. As a result of these cost reduction programs, we have reduced annual controllable costs by $36 for the year ended December 31, 2004, compared to the second quarter of 2003. Even with the 2005 reinstatement of certain compensation and benefits that were previously reduced, we expect to reduce annual controllable costs by approximately $41 to $46 (cumulative) by the end of 2005, compared to annualized second quarter 2003 levels,.
BUSINESS AND FINANCIAL PROJECTIONS FOR 2005

Sales Volumes
Segments	(Millions Pounds)

PPG	1,400
FRPG	800

Financial	(Dollars in Millions)

Depreciation and Amortization	$67 to $73
Interest Expense	$43 to $47
Capital Expenditures	$60 to $67
Tax Rate	Mid 20% Range
CAPITAL RESOURCES AND LIQUIDITY
      Net cash used in operations was $21.7 for 2004, compared to net cash used in operations of $16.8 for 2003. The increase is due primarily to higher inventories in 2004 as a result of rising raw material costs.
      Net cash used in investing activities amounted to $242.2 in 2004 compared to $14.4 in 2003. Investing activities were comprised of capital expenditures, purchase of assets subject to the sale and leaseback transaction, the pre-payment of a raw material contract, and the proceeds from the sale of the Marion facility in 2003. Capital expenditures were $15.1 in 2004 compared to $15.5 in 2003. Investing activities in 2004 included $150.0 of additions from the purchase of assets subject to the sale and leaseback transaction and $77.1 for the pre-payment of a raw material contract, both in conjunction with the February 2004 Financing. For additional information, see Note 7 to the Consolidated Financial Statements. For information about expected capital expenditures in 2005, see “Outlook” above.
      Net cash provided by financing activities amounted to $63.6 in 2004 compared to net cash provided by financing activities of $236.8 in 2003.

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

$695.9

      We incurred pre-tax charges of $40.2 in 2004, resulting from costs associated with the financings that were repaid. These 2004 expenses (including non-cash charges) consisted of the following:

Termination of Swap Agreements	$14.4
Pre-payment Penalties	13.9
Write-Off of Debt Issuance Costs	6.6
Other Expenses	5.3

Non-Capitalizable Financing Costs	$40.2

      As part of the restructuring of the sale and leaseback transaction in June of 2003, we entered into three swaps, each with a notional amount of $50, which were designated as cash flow hedges. These swaps hedged our exposure to variability in cash flows attributable to rent expense paid in relation to the sale and leaseback transaction. As part of the February 2004 Financing, we terminated two of the three swaps and redesignated the third as a cash flow hedge against debt entered into in conjunction with the February 2004 Financing. This fixed-rate swap has a notional amount of $50, and we will receive three-month LIBOR and pay 6.17% quarterly. The termination, redesignation and refinancing resulted in an overall cost of $14.4, which was net of $3.8 that was previously included in other comprehensive income (loss).
      In July 2004, we entered into interest rate hedging agreements with financial institutions for a total notional amount of $100 as follows: two, 3-year fixed-rate swaps with a total notional amount of $50, where we will receive three-month LIBOR and pay 3.65% quarterly; and a three-year 6% cap where, for quarterly periods when three-month LIBOR exceeds 6% on its reset date, we will receive the difference between three-month LIBOR and 6% on $50 for such periods. The 3-year fixed rate swaps were designated as cash flow hedges against $50 of the Revolving Credit Facility entered into in the first quarter of 2004. At December 31, 2004, including the aforementioned redesignated swap, we have a total of $150 in hedging agreements.

      The following table describes our existing debt facilities at December 31, 2004:
TABLE I

					Amounts Available
		Total		Amount	under Committed
	Maturity	Facility	Commitment	Outstanding	Facilities

Revolving Bank Facility(1)	February 2009	$175.0	$175.0	$25.0	$141.1
First Lien Term Loan(2)	February 2009	$185.0	$185.0	$185.0	$—
Second Lien Term Loan(3)	February 2010	$265.0	$265.0	$260.5	$—
Other	N/A	$1.0	$1.0	$1.0	$—

Total		$626.0	$626.0	$471.5	$141.1

(1)	In February 2004, we terminated our $275.0 unsecured senior revolving credit facility and entered into a five-year, $175.0 revolving credit facility secured by our domestic accounts receivable, domestic inventory and other related intangibles. Our borrowing capacity is based on our domestic accounts receivable and inventory, less outstanding letters of credit and the termination value of financial instruments, but cannot exceed $175.0. Our initial annual interest rate for amounts drawn under the facility is LIBOR plus 250 basis points (“the credit spread”) or the prime rate plus 125 basis points, at our option. Beginning in the quarter ending June 30, 2005, pricing on the Revolving Credit Facility will be based on our leverage ratio as defined in the Revolving Credit Facility agreement. The credit spread over LIBOR and the prime rate will range from 200 to 275 basis points and 100 to 125 basis points, respectively.

(2)	In February 2004, we entered into a five-year, $185.0 First Lien Term Loan, which is primarily secured by our domestic real property, plant and equipment. Our annual interest rate is three-month LIBOR plus 400 basis points and is paid quarterly. There is a LIBOR floor of 200 basis points. The principal matures on February 10, 2009.

(3)	In February 2004, we entered into a six-year, $265.0 Second Lien Term Loan, which is secured by a second priority interest in substantially all of our domestic assets. Our annual interest rate is three-month LIBOR plus 675 basis points and is paid quarterly. There is a LIBOR floor of 200 basis points. The principal matures on February 10, 2010. The amount outstanding is net of $4.5 of an original issue discount.
      In addition to our debt commitments, we have entered into other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 31, 2004 under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.
TABLE II

	Payments Due by Period

					Greater
					Than 5
		Less Than 1	Years 1-3	Years 3-5	Years
		Year
Contractual			(Years 2006	(Years 2008	Years 2010
Obligations	Total	(Year 2005)	& 2007)	& 2009)	& Beyond

Debt Agreements (see Table I)(4)	$476.0	$—	$—	$211.0	$265.0
Operating Leases(5)	29.2	7.3	8.3	5.8	7.8

Total	$505.2	$7.3	$8.3	$216.8	$272.8

(4)	The amounts relating to Debt Agreements in Table II include $4.5 of an original issue discount.

(5)	These amounts are as of December 31, 2004 and relate primarily to operating leases for our railcars, computer hardware, and executive offices.
      Since entering into the February 2004 Financing, we do not have any material relationships with unconsolidated entities or financial partnerships, often referred to as special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes.
      Our debt agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that we maintain available liquidity (as defined in the Revolving Credit Facility) of at least $55.0 or maintain a Fixed Charge Coverage Ratio initially of at least 1.0:1.0. This ratio increases to 1.05:1.0 beginning with the four quarters ending December 31, 2006 and further increases to 1.10:1.0 beginning with the four quarters ending March 31, 2008. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is earnings before interest, taxes, depreciation and amortization divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are certain liquidity thresholds which must be met in order for us to settle lawsuits or pay judgments. There are other restrictions which include limitations on capital expenditures, payment of dividends, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, repurchase of stock, and excess cash. We are in compliance with all debt covenants.
      The financial resources available to us at December 31, 2004 included approximately $141.1 available under our revolving credit facility and internally generated funds. We believe these financial resources will provide us with sufficient liquidity to meet our foreseeable needs for working capital, capital expenditures and dividends. For additional information on the payment of dividends, see Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters.”
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
      Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between $3.4 and $14.1. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $7.0 and $6.5 at December 31, 2004 and 2003, respectively, which are reflected as other noncurrent liabilities in our Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from $6.2 to $16.9. These non-capital and capital expenditures are expected to be incurred during the next 15 to 30 years. For additional information, including changes in the accrued undiscounted liabilities, see Notes 1 and 9 to the Consolidated Financial Statements.
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

      We believe we are either in material compliance with all currently applicable regulations or are operating in accordance with the appropriate variances and compliance schedules or similar arrangements. Subject to the imprecision in estimating future environmental costs, we believe that compliance with current laws and regulations will not require significant capital expenditures or have a material adverse effect on our consolidated financial position or results of operations. See “Forward Looking Statements; Risks and Uncertainties.”
FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES
      Statements contained in this Form 10-K that are not historical facts, including those made in the “Outlook” section above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “expects,” “anticipates,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: reduced raw material margins; reduced sales volumes; increases in costs; the financial condition of our customers; polyester staple fiber and textile imports; availability and cost of raw materials; the impact of litigation arising out of alleged pricing practices in the polyester staple fiber industry; the actions of our competitors; the effective implementation of our cost reduction programs; availability of financing, changes in financial markets, interest rates, credit ratings, and foreign currency exchange rates; regulatory changes; tax risks; U.S., European, Asian and global economic conditions; prices and volumes of PET resin imports; work stoppages; levels of production capacity and profitable operation of assets; prices of competing products; natural disasters and acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.
      In addition to those described above, the more prominent risks and uncertainties inherent in our business are set forth below. However, this section does not discuss all possible risks and uncertainties to which we are subject, nor can it be assumed necessarily that there are no other risks and uncertainties, which may be more significant to us.
Risk Related to Our Business

Reduced raw material margins could adversely affect our operating results.
      Raw material margin, which is the difference between our net selling price and the cost of our raw materials, is an extremely important factor in determining our operating results. Selling prices are influenced by competition and capacity utilization, which is the demand for product divided by total industry capacity. Demand for our product is determined principally by growth in end-use markets, substitution of our product for other products, economic conditions, imports, and our products’ competitive cost position. Worldwide capacity is expanding for both resins and fiber. Any reduction of selling prices, our not achieving announced selling price increases or any significant expansion in capacity over demand could reduce our operating results. Any increase in raw material costs (see “Our operations are dependent on the availability and cost of our raw materials” below) without a corresponding increase in selling price would reduce our operating results. A material change in demand, supply, general economic conditions or uncertainties regarding future economic prospects could have a material adverse affect on our operating results.

Reduced sales volume could adversely affect our operating results.
      Sales volume is another important factor in determining our operating results. Our sales volume is influenced by competition and capacity utilization. A material change in demand, supply, general economic conditions or uncertainties regarding future economic prospects could have a material adverse effect on our sales volume and negatively impact our operating results.

Increases in costs could adversely affect our operating results.
      Our inability to maintain our low cost position and efficiently operate our manufacturing facilities may reduce our operating results. Failure to achieve the balance of our announced controllable cost reductions or to maintain the cost reductions obtained to date, or our inability to efficiently operate our production facilities after implementation, may reduce our operating results. In addition, we have certain non-controllable costs where the expense we incur may change based on external factors and increases in these costs may reduce our operating results. Examples of these costs are energy, insurance and pension costs. Energy costs are impacted by changes in petrochemical costs and, as these increase, our cost of natural gas, electricity, steam and oil increases and may reduce our operating results by increasing our production costs. Insurance costs change depending on the market and our experience, and pension costs are impacted by the changes in the equity and debt markets.

The financial condition of our customers impacts our operating results.
      Our customers include manufacturers of plastic containers, textile mills, yarn spinners, manufacturers of non-woven fabrics, and the injection molding industry. Our Packaging Products Group (or PPG) has five customers that represented approximately 51% of its total net sales in 2004. Our Fiber and Recycled Products Group (or FRPG) does not have any single customer that has a material effect on the segment. If our customers have financial difficulties, this could affect our operating results by decreasing our sales and/or resulting in the uncollectibility of accounts receivable.

Polyester staple fiber and textile imports continue to adversely impact our margins.
      The U.S. and European fiber and textile markets continue to be severely impacted by imports, principally from Asian countries. Imports of polyester staple fiber and textile products continue to cause an over-supply which decreases polyester staple fiber margins. The price and volume of imports have and are expected to continue to significantly impact our operating results.
      The impact of textile and apparel imports from Asia, especially from China, on our textile customers may further increase as all remaining quotas on all textile and apparel imports into the United States were eliminated as of January 1, 2005 pursuant to the GATT (now known as the World Trade Organization Agreement) Uruguay Round Agreement enacted in 1994.

Our operations are dependent on the availability and cost of our raw materials.
      Our operations are substantially dependent on the availability and cost of our two primary raw materials, PTA and MEG, and to a lesser extent our recycled raw materials. We currently rely on a single producer for our domestic supply of PTA and a small number of sources for MEG. The effect of the loss of any producer, a disruption in their businesses or a failure to meet our product needs on a timely basis would depend primarily upon the length of time necessary to find a suitable alternative source. Temporary shortages in needed raw materials could have a material adverse effect on our results of operations. We cannot be sure that the precautions we have taken would be adequate or that an alternative source of supply could be located or developed in a timely manner.
      The prices of PTA and MEG, purchased pursuant to long-term contracts, have fluctuated in the past and are expected to fluctuate in the future. Recycled raw materials are purchased from many different suppliers, including some under long-term supply contracts. The prices of recycled raw materials are variable and determined by regional and worldwide supply and demand.

Litigation arising out of alleged pricing practices in the polyester staple fiber industry could adversely impact our operating results.
      In January 2001, we received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. We cooperated with the investigation by producing documents in response to this subpoena. On September 22, 2004, the Department of Justice (or “DOJ”)

informed us that it will not seek indictments either of Wellman or any of its employees in connection with this investigation. On October 5, 2004, the judge presiding over the federal civil cases discussed below announced on the record that he had been informed by DOJ that there would be no further criminal prosecution in connection with the investigation.
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
      We deny that we or any of our employees engaged in price fixing or customer allocation and we intend to vigorously defend against any existing civil claims and any civil claims or proceedings that may be brought against us in the future. Because of the uncertainties and complexity of these civil claims, we have not formed an opinion about these proceedings or their impact, if any, on our consolidated financial position or results of operations.
      In addition to the foregoing, we may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws.

The actions of our competitors may adversely affect our operating results.
      Our businesses compete on a variety of factors such as price, product quality, performance or specifications, continuity of supply, customer service and breadth of product line. Major competitors include diversified industrial companies, some of which are larger or have greater financial resources. Changes in a competitor’s business behavior may adversely affect our financial performance.

The availability and costs of our financing could adversely affect our operating results.
      Certain events relating to us or the financial markets could reduce our access to financing and/or increase our financing costs. If current business conditions deteriorate or other events occur that result in a breach of our covenants, our lenders would have the right to cause all of our debt to become due and payable. If this occurs, there is no certainty the debt could be refinanced and, if it were refinanced, we would probably incur increased costs.
      For additional information, see “Capital Resources and Liquidity” above.

Changes in foreign currency exchange rates could adversely affect our operating results.
      A portion of our operating results occurs in entities where the functional currency is not the U.S. dollar. When these currencies weaken against the dollar, our profitability and the value of our investment in the foreign subsidiary decreases. In addition, our foreign subsidiaries conduct business in currencies other than their functional currency. Changes in the relative strength of these currencies can adversely affect the profitability of the foreign subsidiaries in their functional currency. A portion of the net assets of these subsidiaries is denominated in other than their functional currency. While we reduce our foreign currency exposure by using appropriate hedges, our foreign subsidiaries still have net assets denominated in currencies other than their functional currency and may experience foreign exchange losses. As a result, a material change in foreign currency exchange rates could adversely affect our operating results.

Regulatory changes may affect the demand for our products.
      Domestic producers of polyester staple fiber and PET resin produced in the United States and the European Union benefit from favorable rules and regulations that affect imports of selected products produced from certain countries. We have previously described the anti-dumping duties on polyester fiberfill imports into the United States from Korea and Taiwan (see “Continued Dumping and Subsidy Offset Act (CDO) of 2000”). Imports of polyester staple fiber into the European Union from Australia, India, Indonesia, Korea, Belarus and Thailand are subject to anti-dumping and countervailing duties. PET resin products imported into the European Union from Australia, China, India, Indonesia, Korea, Malaysia, Taiwan and Thailand currently have anti-dumping duties and for India, Malaysia and Thailand, countervailing duties. PET resin products imported into the United States from Thailand, Indonesia and India are currently subject to provisional anti-dumping duties and for India countervailing duties. In addition, some of the goods produced using our products benefit from favorable federal and/or state regulations. Adverse changes in any of these rules or anti-dumping or countervailing determinations could affect the demand and selling price for our products and adversely affect our operating results.

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
      Actual costs and future estimated costs for identified environmental situations may change. Given the inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability and evolving related technologies, we could have higher future environmental expenditures than we have estimated.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
DERIVATIVE FINANCIAL INSTRUMENTS
      We do not hold or issue derivative financial instruments for trading purposes. We use derivative financial instruments to manage our exposure to fluctuations in interest rates and foreign exchange rates. For additional discussion of our use of such instruments, see Notes 1, 7 and 14 to the Consolidated Financial Statements.
INTEREST RATE RISK
      Because a portion of our debt obligations bear interest at floating rates, our earnings and cash flows are affected by changes in prevailing interest rates. Based on our debt level at December 31, 2004, and the assumption that LIBOR is between 2% and 6%, a 25 basis point increase in LIBOR would result in an annual increase in interest expense of $0.9.
FOREIGN CURRENCY RISK
      We use foreign currency debt and foreign currency purchase and sale contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. These financial instruments are primarily used to hedge certain accounts receivable denominated in foreign currencies. If foreign currency exchange rates at December 31, 2004 and 2003 adversely changed by 10%, the fair value of these financial instruments outstanding at December 31, 2004 and 2003 would decline by approximately $1.0 and $1.2, respectively. However, such loss in fair value would be substantially offset by an increase in the fair value of our underlying exposure. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential changes in any underlying hedged amount or changes in sales levels affected by changes in local currency prices.

Item 8.	Financial Statements and Supplementary Data
WELLMAN, INC.
Index to Consolidated Financial Statements and Consolidated Financial Statement
Schedules
      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In millions, except per share data)
Net sales	$1,305.0	$1,109.3	$1,014.0
Cost of sales	1,221.2	1,028.7	898.8

Gross profit	83.8	80.6	115.2
Selling, general and administrative expenses	59.8	66.6	64.6
Impairment charge	—	135.3	—
Restructuring charges	2.6	10.2	—
Provision for uncollectible accounts	0.8	3.5	4.2
Non-capitalizable financing costs	40.2	2.2	—
Other expense (income), net	(3.2)	3.8	0.7

Operating income (loss)	(16.4)	(141.0)	45.7
Interest expense, net	38.1	10.1	10.3

Earnings (loss) from continuing operations before income taxes	(54.5)	(151.1)	35.4
Income tax expense (benefit)	(15.7)	(54.4)	9.0

Earnings (loss) from continuing operations	(38.8)	(96.7)	26.4
Earnings (loss) from discontinued operations, net of income tax	—	0.1	(23.7)

Earnings (loss) before cumulative effect of accounting change	(38.8)	(96.6)	2.7
Cumulative effect of accounting change, net of tax	—	—	(197.0)

Net loss	$(38.8)	$(96.6)	$(194.3)

Net loss attributable to common stockholders:
Net loss	$(38.8)	$(96.6)	$(194.3)
Accretion of preferred stock and beneficial conversion charge	(12.3)	(10.1)	—

Net loss attributable to common stockholders	$(51.1)	$(106.7)	$(194.3)

Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$(1.61)	$(3.38)	$0.84
Net loss attributable to common stockholders from
discontinued operations	—	—	(0.75)
Cumulative effect of accounting change	—	—	(6.24)

Net loss attributable to common stockholders	$(1.61)	$(3.38)	$(6.15)

Basic weighted-average common shares outstanding	31.6	31.6	31.6

Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$(1.61)	$(3.38)	$0.82
Net loss attributable to common stockholders from discontinued operations	—	—	(0.73)
Cumulative effect of accounting change	—	—	(6.16)

Net loss attributable to common stockholders	$(1.61)	$(3.38)	$(6.07)

Diluted weighted-average common shares outstanding	31.6	31.6	32.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In millions, except
	share data)
ASSETS:
Current assets:
Cash and cash equivalents	$5.6	$205.5
Accounts receivable, less allowance of $2.6 in 2004 and $3.8 in 2003	200.2	137.5
Inventories	145.0	121.1
Prepaid expenses and other current assets	27.1	12.1

Total current assets	377.9	476.2
Property, plant and equipment, at cost:
Land, buildings and improvements	140.4	138.4
Machinery and equipment	1,095.9	933.2
Construction in progress	11.0	7.2

	1,247.3	1,078.8
Less accumulated depreciation	591.8	535.8

Property, plant and equipment, net	655.5	543.0
Goodwill, net	38.2	37.3
Other assets, net	95.3	60.6

	$1,166.9	$1,117.1

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$113.3	$90.6
Accrued liabilities	49.2	41.1

Total current liabilities	162.5	131.7
Long-term debt	471.5	371.0
Deferred income taxes and other liabilities	106.4	148.8

Total liabilities	740.4	651.5

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	56.0	51.0
Series B preferred stock, $0.001 par value, 6,700,000 shares authorized, issued and outstanding	83.3	76.0
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 34,531,747 shares issued in 2004 and 34,389,147 in 2003	—	—
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	—	—
Paid-in capital	245.5	245.3
Common stock warrants	4.9	4.9
Accumulated other comprehensive income	31.0	25.2
Retained earnings	55.3	112.7
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	426.5	465.6

	$1,166.9	$1,117.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A		Series B		Class A
	Preferred Stock		Preferred Stock		Common				Accumulated
	Issued		Issued		Stock Issued			Common	Other
							Paid-In	Stock	Comprehensive	Retained	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income/(Loss)	Earnings	Stock	Total

	(In millions)
Balance at December 31, 2001					34.4	$—	$247.5		$(22.0)	$436.7	$(49.5)	$612.7
Net loss										(194.3)		(194.3)
Currency translation adjustments									21.4			21.4
Minimum pension liability adjustments									(3.7)			(3.7)
Fair value of derivatives									1.1			1.1

Total comprehensive loss												(175.5)
Cash dividends ($0.36 per share)										(11.5)		(11.5)
Issuance of restricted stock, net					—	—	0.4					0.4
Amortization of deferred compensation, net							0.6					0.6

Balance at December 31, 2002					34.4	—	248.5		(3.2)	230.9	(49.5)	426.7
Net loss										(96.6)		(96.6)
Currency translation adjustments									27.3			27.3
Minimum pension liability adjustments									(0.8)			(0.8)
Fair value of derivatives									1.9			1.9

Total comprehensive loss												(68.2)
Cash dividends ($0.36 per share)										(11.5)		(11.5)
Issuance of Series A preferred stock	4.5	$48.7										48.7
Issuance of Series B preferred stock			6.7	$72.4								72.4
Equity transaction costs							(9.0)					(9.0)
Accretion of preferred stock		2.3		3.6						(5.9)		—
Beneficial conversion charge							4.2			(4.2)		—
Issuance of restricted stock, net					—	—	0.2					0.2
Amortization of deferred compensation, net							1.4					1.4
Issuance of common stock warrants								$4.9				4.9

Balance at December 31, 2003	4.5	51.0	6.7	76.0	34.4	—	245.3	4.9	25.2	112.7	(49.5)	465.6
Net loss										(38.8)		(38.8)
Currency translation adjustments									10.3			10.3
Minimum pension liability adjustments									(2.1)			(2.1)
Fair value of derivatives									(2.4)			(2.4)

Total comprehensive loss												(33.0)
Cash dividends ($0.20 per share)										(6.3)		(6.3)
Equity transaction costs							(0.1)					(0.1)
Accretion of preferred stock		5.0		7.3						(12.3)		—
Exercise of stock options, net					—	—	0.2					0.2
Issuance of restricted stock, net					0.1	—	0.1					0.1

Balance at December 31, 2004	4.5	$56.0	6.7	$83.3	34.5	—	$245.5	$4.9	$31.0	$55.3	$(49.5)	$426.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In millions)
Cash flows from operating activities:
Net loss	$(38.8)	$(96.6)	$(194.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	55.4	47.1	56.3
Amortization	15.2	5.6	1.3
Amortization in interest expense, net	4.0	2.0	—
Deferred income taxes and other	(24.0)	(69.9)	3.9
Cumulative effect of accounting change	—	—	197.0
Loss on sale of discontinued business and impairment losses	—	134.8	32.1
Non-Capitalizable financing costs	21.0	—	—
Loss on disposal of assets	1.2	0.8	1.2
Changes in assets and liabilities:
Accounts receivable	(60.2)	(68.6)	(8.9)
Inventories	(21.2)	(1.0)	34.9
Prepaid expenses and other current assets	(0.3)	(2.1)	(1.3)
Other assets	(1.7)	2.3	2.3
Accounts payable, accrued liabilities, and other current liabilities	25.3	23.5	1.5
Other liabilities	1.4	(0.3)	(0.1)
Other	1.0	5.6	2.4

Net cash provided by (used in) operating activities	(21.7)	(16.8)	128.3

Cash flows from investing activities:
Additions to property, plant and equipment	(15.1)	(15.5)	(21.6)
Purchase of assets subject to sale and leaseback transaction	(150.0)	—	—
Pre-payment of raw material contract	(77.1)	—	—
Proceeds from sale of business	—	1.1	1.5

Net cash used in investing activities	(242.2)	(14.4)	(20.1)

Cash flows from financing activities:
Proceeds from debt	469.7	239.4	25.0
Repayments of debt	(370.0)	(100.0)	(124.0)
Termination of swaps	(11.9)	—	—
Debt issuance costs	(18.0)	—	—
Issuance of preferred stock (Series A & B) and warrants	—	126.0	—
Financing costs	(0.1)	(17.3)	—
Exercise of employee stock options	0.2	—	—
Issuance of restricted stock, net	—	0.2	0.4
Dividends paid on common stock	(6.3)	(11.5)	(11.5)

Net cash provided by (used in) financing activities	63.6	236.8	(110.1)

Effect of exchange rate changes on cash and cash equivalents	0.4	(0.1)	0.1

Increase (decrease) in cash and cash equivalents	(199.9)	205.5	(1.8)
Cash and cash equivalents at beginning of year	205.5	—	1.8

Cash and cash equivalents at end of year	$5.6	$205.5	$0

Supplemental cash flow data:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$33.1	$10.0	$10.3
Income taxes	$6.3	$1.0	$(18.7)
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(In millions, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
      Wellman, Inc. and its subsidiaries (the Company) is an international manufacturing company operating primarily in the United States, Ireland and the Netherlands. The Company primarily manufactures high-quality PermaClear® brand PET (polyethylene terephthalate) packaging resins, Fortrel® brand polyester staple fibers and Wellamid® engineering resins. The principal markets for the Company’s PET resins are North American, South American, and European-based manufacturers of various types of plastic containers. The principal markets for the Company’s polyester and nylon staple fibers are apparel, home furnishing, and industrial manufacturers in the United States, Mexico, and Europe. Wellamid® engineering resins are primarily used in automotive applications in the United States.
Principles of Consolidation
      The consolidated financial statements include the accounts of Wellman, Inc. and subsidiaries. All material intercompany transactions have been eliminated.
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
      Sales to customers are recorded when both title and risk of ownership of the goods transfer to the customer. Provisions for discounts and rebates to customers are recorded at the time of sale. Shipping and handling costs are included in cost of sales.
Cash and Cash Equivalents
      The Company considers all short-term investments purchased with maturity of three months or less to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.
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

	Net Book Value at	Pretax Impact of
	End of Period	Reducing Depreciation

As of and for the year ending December 31, 2002	$9.0	$1.1
As of and for the year ending December 31, 2003	$3.6	$1.6
As of and for the year ending December 31, 2004	$0.2	$0.7
      Effective January 1, 2002, the Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses both long-lived assets to be held and used and long-lived assets held for sale.
      When events or circumstances indicate that the carrying value of a fixed asset group may not be recoverable, we will test the fixed asset group for impairment. If any of the impairment indicators are present or if other circumstances indicate impairment may exist, we then determine whether an impairment loss should be recognized. We estimate the future undiscounted cash flows to be derived from the fixed asset group to determine its fair market value and whether or not a potential impairment exists. Our fixed asset group is defined as an entire facility or site. If the carrying value exceeds the estimate of future undiscounted cash flows, we then calculate and record the impairment, which is equal to the excess of the carrying value of the asset over the estimate of its fair market value.
      In December 2003, the Company abandoned the polyester staple fiber spinning and drawing equipment at its Pearl River facility and recorded a non-cash impairment charge of $135.3. This charge represented a reduction in the carrying value of the abandoned polyester staple fiber spinning and drawing assets at its Pearl River facility to their estimated fair value. This spinning and drawing equipment, along with the related polymerization assets, was idled in December 2000. These assets were depreciated using the units of production method, and as a result, no depreciation has been recorded related to these assets since that date. The decision to abandon the polyester staple fiber spinning and drawing equipment was based on the determination that a conversion to PET resin production would be the most profitable use of the related polymerization assets with a net book value of $43.3 at December 31, 2004 that were idled. The Company is proceeding with the conversion, adding 300 million pounds of additional annual solid staling capacity to its Pearl River facility, in the first quarter of 2006.
      In accordance with SFAS No. 144, when an asset is held for sale, it is measured at the lower of its carrying amount or fair value less costs of disposal, The fair value of an asset is the amount at which that asset

Notes to Consolidated Financial Statements — (Continued)
could be bought or sold in a current transaction between willing parties. Judgment is required in determining the fair value of the assets, and the fair value could differ from the actual amount received upon disposal. As a result of its review of strategic alternatives, in March 2002, the Company adopted a plan to sell its partially oriented yarn (POY) business and its small recycled fine denier polyester staple fiber business with manufacturing facilities located in Fayetteville, North Carolina and Marion, South Carolina, respectively. For additional disclosure on discontinued operations, see Note 2.
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

Notes to Consolidated Financial Statements — (Continued)
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
      The components of and changes in other comprehensive income (loss) are as follows:

	Foreign			Accumulated
	Currency	Minimum	Fair Value	Other
	Translation	Pension	of	Comprehensive
	Adjustments	Liability	Derivatives	Income/(Loss)

Balance at December 31, 2001	$(15.5)	$(6.4)	$(0.1)	$(22.0)
Changes during year (net of taxes of $2.2)	21.4	(3.7)	1.1	18.8

Balance at December 31, 2002	5.9	(10.1)	1.0	(3.2)
Changes during year (net of taxes of $1.7)	27.3	(0.8)	1.9	28.4

Balance at December 31, 2003	33.2	(10.9)	2.9	25.2
Changes during year (net of taxes of $1.4)	10.3	(2.1)	(2.4)	5.8

Balance at December 31, 2004	$43.5	$(13.0)	$0.5	$31.0

Advertising Costs
      Advertising costs are expensed as incurred. Such costs were approximately $0.5, $1.1, and $1.2 for 2004, 2003, and 2002, respectively.
Research and Development Costs
      Research and development costs are expensed as incurred. Such costs were approximately $13.0, $14.9, and $17.3 for 2004, 2003, and 2002, respectively. During 2004 and 2003, the Company reduced its spending related to the development of new speciality fiber products.
Deferred Debt Costs
      Debt issuance costs are amortized using the interest method over the life of the associated debt.
Stock Based Compensation
      The Company has a restricted stock plan, where certain employees are awarded shares of stock. The difference between the employee purchase price and the fair value of restricted stock awarded on the date of grant is recorded over the vesting period as compensation cost.
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
      For additional information on stock based compensation, see Note 11.

Notes to Consolidated Financial Statements — (Continued)
Reclassification
      Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

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
      During 1999, the Company sold certain production equipment to a trust in connection with a sale and leaseback transaction. The lease was classified as an operating lease. The lease, which would have expired in July 2004, contained purchase and lease renewal options at projected future fair market values and had a residual value guarantee. In June 2003, the Company amended its sale and leaseback transaction, with substantially similar terms, such that the lessor was a voting interest entity. In February 2004, in conjunction with the refinancing of substantially all of its debt, the Company exercised its option under the lease to purchase the assets. For additional information related to the financing, see Note 7.
      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with annual tests of impairment. Other intangible assets continue to be amortized over their estimated useful lives, whereas intangibles with indefinite lives are not amortized, but are tested annually for impairment. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. In addition, the Company completed its initial assessment of goodwill using the two-step approach described in SFAS No. 142. Goodwill was tested for impairment by comparing the fair value of the reporting units to their carrying value, including goodwill. The fair value was determined based on the present value of estimated future discounted cash flows. Since the carrying value of the Fibers and Recycled Products Group (or FRPG) assets exceeded their fair value, a comparison was then made between the implied fair value of the goodwill, as defined by SFAS No. 142, and the carrying value of the goodwill. Goodwill related to the FRPG was determined to be impaired and, as required by this Statement, was reduced by $197.1 in 2002 to its implied fair value. The reduction was recorded as a cumulative effect of an accounting change. Goodwill was previously evaluated for impairment by comparing the entity level unamortized goodwill balance to projected undiscounted cash flows, which did not result in an indicated impairment.
      The changes in the net carrying value of goodwill by reportable operating segments for the year ended December 31, 2004 are as follows:

	FRPG	PPG	Total

Goodwill, net at December 31, 2003	$-0-	$37.3	$37.3
Currency translation adjustment	-0-	0.9	0.9

Goodwill, net at December 31, 2004	$-0-	$38.2	$38.2

      Other intangible assets and related amortization expense as of and for the year ended December 31, 2004 were not significant.
Accounting for Discontinued Operations
      Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived

Notes to Consolidated Financial Statements — (Continued)
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
      In June 2002, the Company sold the property, plant and equipment and inventory of its POY business. The aggregate sales price was $1.7 in cash (including the reimbursement of certain business expenses) and the assumption of certain liabilities. The total loss on disposal of the assets of the Company’s POY business for the year ended December 31, 2002 was $16.2, net of taxes. The net loss is included in discontinued operations in the Company’s Consolidated Statements of Operations.
      In March 2003, the Company sold the assets of its small-recycled fine denier polyester staple fiber business with a manufacturing facility in Marion, South Carolina. The net cash proceeds totaled $1.1. The total loss on disposal of assets was $4.4, net of taxes. An impairment loss of $4.7, net of taxes, was recorded in the first quarter of 2002. A gain of $0.3, net of taxes, was recognized during the first quarter of 2003 and included in discontinued operations in the Company’s Consolidated Statement of Operations.
      Results for discontinued operations consist of the following:

	Year Ended
	December 31,

	2003	2002

Net sales	$0.7	$29.3

Loss from discontinued operations before income tax benefit	$(0.3)	$(4.2)
Income tax benefit	(0.1)	(1.4)

Loss from discontinued operations, net	(0.2)	(2.8)

Gain (loss) on disposal of business and impairment charge to record assets at fair value less costs of disposal	0.5	(32.2)
Income tax expense (benefit)	0.2	(11.3)

Net gain (loss) on disposal of businesses and impairment loss to record assets at fair value less costs of disposal	0.3	(20.9)

Net gain (loss) from discontinued operations	$0.1	$(23.7)

3.	INVENTORIES
      Inventories related to continuing operations consist of the following:

	December 31,

	2004	2003

Raw materials	$47.5	$35.3
Finished and semi-finished goods	90.2	77.9
Supplies	7.3	7.9

	$145.0	$121.1

Notes to Consolidated Financial Statements — (Continued)

4.	ACCRUED LIABILITIES
      Accrued liabilities consist of the following:

	December 31,

	2004	2003

Payroll and other compensation	$3.3	$2.7
Retirement plans	9.2	3.7
Property and other taxes	7.3	7.2
Restructuring reserves	1.6	6.1
Interest	6.7	2.9
Other	21.1	18.5

	$49.2	$41.1

5.	OTHER EXPENSE (INCOME), NET
      Other expense (income), net consisted of the following pretax amounts for the periods indicated:

	For the Years Ended
	December 31,

	2004	2003	2002

Legal costs related to the Department of Justice investigation of the polyester staple fiber industry	$5.4	$6.0	$5.1
Rebates from anti-dumping duties	(8.6)	(3.4)	(4.4)
Accelerated stock option vesting	—	1.2	—

	$(3.2)	$3.8	$0.7

6.	RESTRUCTURING CHARGES
      During 2003, the Company announced various cost reduction plans in order to improve operating results and enhance stockholder value. These cost reduction efforts were in response to reduced profitability as a result of increased raw material costs, declines in PET resin selling prices in the Packaging Products Group (or PPG), and continuing declines in the Fibers and Recycled Products Group (or FRPG).

January 2003
      In January 2003, the FRPG commenced a plan to restructure its operations, which included a reduction in the number of employees and other cost savings initiatives at the Company’s three fiber-manufacturing facilities. The Company recorded and paid termination costs of $1.8 in its FRPG segment related to this plan, which was fully implemented in 2003. These costs were reflected in operating income (loss) in the Consolidated Statements of Operations. The following represents changes in the accruals since the plan was adopted.

Severance
Costs

Accruals during 2003	$1.8
Cash payments	(1.8)

Accrual balance at December 31, 2003	$0

Notes to Consolidated Financial Statements — (Continued)

July 2003
      In July 2003, the Company announced and implemented reductions in compensation and benefit costs. These compensation and benefit reductions were implemented at all levels of the Company, including senior management. As part of this cost reduction effort, some employer contributions to the Company’s defined contribution plans were suspended. Effective January 1, 2005, the Company reinstated certain compensation and benefits to their previous levels.

November 2003
      In November 2003, the Company announced a plan with Company-wide cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. The Company incurred severance and contract termination costs of $2.7 in 2004 associated with this plan, of which $0.8 related to the PPG and $1.9 related to the FRPG. Severance and contract termination costs of $8.1 were incurred in the fourth quarter of 2003 associated with this plan, of which $1.9 related to the PPG and $6.2 related to the FRPG. In addition, a curtailment loss of $0.2 was recorded in 2004 and 2003. This curtailment loss occurred in two of the Company’s foreign defined benefit plans associated with the early terminations and was reflected in operating income (loss) in the Company’s Consolidated Statements of Operations. The following represents changes in the accruals since the plan was adopted.

Severance
Costs

Accruals during 2003	$8.1
Cash payments in 2003	(2.0)

Accrual balances at December 31, 2003	$6.1
Accruals during 2004	2.9
Cash payments in 2004	(7.5)
Currency translation adjustments	0.1

Accrual balances at December 31, 2004	$1.6

      The above accrual balances at December 31, 2004 should be fully paid out during 2005.

Notes to Consolidated Financial Statements — (Continued)

7.	BORROWING ARRANGEMENTS
      Long-term debt consists of the following:

	December 31,

	2004	2003

Five-year, $175.0 Revolving Credit Facility, with interest initially at either LIBOR plus 250 basis points or the prime rate plus 125 basis points, at the Company’s option	$25.0	$—
Five-year, $185.0 First Lien Term Loan, with interest at LIBOR plus 400 basis points	185.0	—
Six-year, $265.0 Second Lien Term Loan, with interest at LIBOR plus 675 basis points	260.5	—
Revolving credit loan facility	—	270.0
7.55% senior unsecured note, due December 2011	—	40.0
Variable rate senior unsecured note, due November 2004 (3.2% at December 31, 2003)	—	35.0
7.46% senior unsecured note, due September 2009	—	25.0
Other	1.0	1.0

	471.5	371.0
Less current portion	—	—

	$471.5	$371.0

      On February 10, 2004, the Company closed on $625.0 of new debt financings (the “February 2004 Financing). This financing consisted of a five-year, $175.0 Revolving Credit Facility with an initial annual interest rate of either LIBOR plus 250 basis points (“the Credit Spread”) or the prime rate plus 125 basis points, at the Company’s option on outstanding borrowings; a five-year, $185.0 First Lien Term Loan with an annual interest rate of three-month LIBOR plus 400 basis points paid quarterly; and a six-year, $265.0 Second Lien Term Loan with an annual interest rate of three-month LIBOR plus 675 basis points paid quarterly. Beginning in the quarter ending June 30, 2005, pricing on the Revolving Credit Facility will be based on the Company’s leverage ratio as defined in the Revolving Credit Facility agreement. The credit spread over LIBOR and the prime rate will range from 200 to 275 basis points and 100 to 125 basis points, respectively. The First and Second Lien Term Loans have a LIBOR floor of 200 basis points. The Company may elect to pre-pay the First Lien Term Loan for 102% and 101% of its face amount in the first and second year after its issuance, respectively, and at par thereafter.
      The Second Lien Term Loan was issued at a 2% discount, and in certain circumstances, the Company may elect to pre-pay this loan at 105% and 103% of its face amount in the third and fourth years after its issuance, respectively, and at par thereafter.

Notes to Consolidated Financial Statements — (Continued)
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

      As part of the restructuring of the sale and leaseback transaction in June of 2003, the Company entered into three swaps, each with a notional amount of $50, which were designated as cash flow hedges. These swaps hedged the Company’s exposure to variability in cash flows attributable to rent expense paid in relation to the sale and leaseback transaction. As part of the February 2004 Financing, the Company terminated two of the three swaps and redesignated the third as a cash flow hedge against debt entered into in conjunction with the February 2004 Financing. This fixed-rate swap has a notional amount of $50, and the Company will receive three-month LIBOR and pay 6.17% quarterly. The termination, redesignation and refinancing resulted in an overall cost of $14.4, which was net of $3.8 that was previously included in other comprehensive income (loss).
      In July 2004, the Company entered into interest rate hedging agreements with financial institutions for a total notional amount of $100 as follows: two, 3-year fixed-rate swaps with a total notional amount of $50.0, where the Company will receive 3-Month LIBOR and pay 3.65% quarterly; and a three year 6% cap where, for quarterly periods when 3-Month LIBOR exceeds 6% on its reset date, the Company will receive the difference between 3-Month LIBOR and 6% on $50 for such periods. The 3-year fixed rate swaps were designated as cash flow hedges against $50 of the Revolving Credit Facility entered into in the first quarter of 2004. At December 31, 2004, including the aforementioned redesignated swap, the Company has a total of $150 in hedging agreements.
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
      These debt agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that the Company maintain available liquidity (as defined in the Revolving Credit Facility) of

Notes to Consolidated Financial Statements — (Continued)
at least $55.0 or maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0. This ratio increases to 1.05:1.0 beginning with the four quarters ending December 31, 2006 and further increases to 1.10:1.0 beginning with the four quarters ending March 31, 2008. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is earnings before interest, taxes, depreciation and amortization divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to the Company’s equity for the same period. There are certain liquidity thresholds which must be met in order for the Company to settle lawsuits or pay judgments. There are other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash. The Company is in compliance with all debt covenants. The Company’s current financing agreements permit a quarterly dividend rate of up to $0.09 per share and, at its current earnings levels, an amount not to exceed $15.0 in aggregate over the life of the financings. From the inception of the current financings through December 31, 2004, total dividends paid were approximately $6.3. The limitation on the total amount of dividends that can be distributed is eliminated during periods when certain earnings levels are achieved.
      During 2004, 2003 and 2002, the Company capitalized interest of $0.4, $0.2, and $0.3, respectively, as part of the cost of capital projects under construction. Interest expense (net) includes interest income of $2.6, $3.2 and $3.5 for 2004, 2003 and 2002, respectively.

8.	INCOME TAXES
      For financial reporting purposes, earnings (loss) from continuing operations before income taxes are as follows:

	Years Ended December 31,

	2004	2003	2002

United States	$(61.8)	$(152.9)	$28.5
Foreign	$7.3	1.8	6.9

	$(54.5)	$(151.1)	$35.4

      Significant components of the provision for income tax expense (benefit) are as follows:

	Years Ended December 31,

	2004	2003	2002

Current:
Federal	$6.1	$0	$(20.2)
State	0	0.1	0.7
Foreign	.2	(0.2)	0.3

	6.3	(0.1)	(19.2)

Deferred:
Federal	(21.9)	(53.6)	28.9
State	0	(0.8)	(0.7)
Foreign	(.1)	0.1	0.0

	(22.0)	(54.3)	28.2

	$(15.7)	$(54.4)	$9.0

      The 2004 current federal expense of $6.1 is related to the repatriation of foreign earnings at an effective rate of 5.25% as provided by the October 2004 enactment of the American Jobs Creation Act of 2004.

Notes to Consolidated Financial Statements — (Continued)
      The 2002 current federal benefit of $20.2 is related to a net operating loss carryback attributable to the Job Creation and Worker Assistance Act enacted in March 2002. This Act increased the carryback period on net operating losses generated in 2001 from 2 years to 5 years, resulting in a refund of $20.2 in 2002.
      The difference between the provision for income taxes computed at the statutory income tax rate on income from continuing operations is explained as follows:

	Years Ended December 31,

	2004	2003	2002

Computed at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	—	0.3	—
Differences in income tax rates between the United States and foreign countries	4.5	0.5	(5.6)
Repatriation of foreign earnings, American Jobs Creation Act of 2004	(11.2)	—	—
Credits	1.1	0.4	(2.3)
Other, net	(.6)	(0.2)	(1.6)

Effective tax rate	28.8%	36.0%	25.5%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

	December 31,

	2004	2003

Depreciation	$212.7	$210.3
Foreign	5.8	7.0
Other	2.4	2.0

Total deferred tax liabilities	220.9	219.3

Domestic carry forward	186.5	156.6
Foreign carry forward	5.8	6.0
Other	7.4	6.8

Total deferred tax assets	199.7	169.4
Valuation allowance	38.9	34.5

Net deferred tax assets	160.8	134.9

Net deferred tax liabilities	$60.1	$84.4

      At December 31, 2004, the Company had a federal net operating loss (NOL) of approximately $414.6 available for carryforward, which begins to expire in 2019, and $5.6 of federal tax credit carryforwards, which begin to expire in 2018. Additionally, the Company had approximately $639.2 of state NOLs available for carryforward that begin to expire in 2005. The Company also had foreign NOLs of approximately $16.4 that may be carried forward indefinitely. The valuation allowance, which is primarily attributable to state and foreign NOLs and federal tax credits, increased by $4.4 during 2004.
      Deferred taxes have not been provided for approximately $72.2 of undistributed earnings of foreign subsidiaries, which are permanently reinvested outside the United States. The Company intends to reinvest such undistributed earnings for an indefinite period except for distributions upon which incremental taxes would not be material. If all such earnings were distributed, the Company would be subject to both U.S. income taxes (subject to a potential adjustment for foreign tax credits) and foreign withholding taxes.

Notes to Consolidated Financial Statements — (Continued)
Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

9.	ENVIRONMENTAL MATTERS
      The Company’s operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. As discussed in Note 1, the Company’s policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $3.4 and $14.1 on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $7.0 and $6.5 at December 31, 2004 and 2003, respectively, which are reflected as other noncurrent liabilities in the Company’s Consolidated Balance Sheets. These accruals represent management’s best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6.2 to $16.9. These non-capital and capital expenditures are expected to be incurred over the next 15 to 30 years.
      The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on the Company’s consolidated financial results in a future reporting period. However, management believes the ultimate outcome will not have a significant effect on the Company’s consolidated results of operations, financial position, or liquidity.
      The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	2004	2003	2002

Balance at beginning of year	$6.5	$9.2	$10.5
Changes in remediation cost estimates	0.8	(2.3)	(0.8)
Expenditures	(0.3)	(0.4)	(0.5)

Balance at end of year	$7.0	$6.5	$9.2

      The changes in remediation cost estimates for the period January 1, 2002 to December 31, 2004 were primarily the result of more current information associated with the Company’s European environmental costs and the expected costs associated with groundwater remediation at one of the Company’s South Carolina plants.
      There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.

10.	RETIREMENT PLANS
      The Company has defined benefit plans and defined contribution pension plans that cover substantially all employees. The Company also has an employee stock ownership plan (ESOP) covering substantially all domestic employees; however, the benefits under this plan are currently frozen. The defined contribution plan provides for Company contributions based on the earnings of eligible employees. Expense related to the defined contribution plan amounted to $2.7, $3.8 and $5.2 for the years ended December 31, 2004, 2003 and 2002, respectively. Expense related to the ESOP amounted to $0.0, 0.8, and $1.7 for the years ended December 31, 2004, 2003 and 2002, respectively. In conjunction with the Company’s cost reduction efforts, certain company contributions were suspended in 2003 and 2004. Certain of these Company contributions were reinstated, effective January 1, 2005. All ESOP shares are considered outstanding for the Company’s earnings per share computations. Dividends paid on ESOP shares are included in the overall dividends.

Notes to Consolidated Financial Statements — (Continued)
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
      Net periodic pension cost (benefit) is determined using assumptions as of the beginning of each year. Funding status of the plans is determined using assumptions as of the end of the year. Unrecognized net actuarial gains or losses are amortized using the “corridor method” as defined by SFAS No. 87, “Employers Accounting for Pensions, and for the Company’s domestic defined benefit plans and Dutch plan. A systematic method of amortization is used to amortize actuarial gains and losses for its Irish defined benefit plans. For the Irish plans, the Company separately identifies actuarial gains and losses and uses an amortization method, which spreads each year’s actuarial gain or loss over a period of five years, without regard to the corridor, subject to the minimum amortization requirements of SFAS No. 87.

Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes information on the Company’s domestic and foreign defined benefit plans:

	Domestic Plans		Foreign Plans

	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$54.1	$50.0	$65.8	$49.1
Contributions	—	—		0.3
Service cost	0.4	0.4	2.2	2.0
Interest cost	3.2	3.3	3.6	3.1
Actuarial loss	2.7	3.4	11.1	1.9
Benefits paid	(3.4)	(3.0)	(2.9)	(1.6)
Exchange gain	—	—	6.2	10.8
Curtailment loss	—	—	0.2	0.2

Benefit obligation at end of year	57.0	54.1	86.2	65.8

Change in plan assets:
Fair value of plan assets at beginning of year	39.5	33.3	69.6	52.4
Actual return on plan assets	2.9	5.3	7.3	6.7
Contributions	3.9	3.9	2.2	0.6
Benefits paid	(3.4)	(3.0)	(2.9)	(1.6)
Exchange gain	—	—	5.8	11.5

Fair value of plan assets at end of year	42.9	39.5	82.0	69.6

Funded status	(14.1)	(14.6)	(4.2)	3.8
Unrecognized net actuarial loss	17.3	15.2	29.9	18.9
Unrecognized prior service cost	0.1	0.1	—	—
Unrecognized transition obligation	—	—	(0.2)	(0.2)

Accrued benefit cost	$3.3	$0.7	25.5	22.5

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—	$25.6	$22.5
Accrued benefit liability	(14.1)	(14.6)	(2.6)	(1.7)
Intangible asset	0.1	0.1	—	—
Accumulated other comprehensive loss	17.3	15.2	2.5	1.7

Net amount recognized	$3.3	$0.7	$25.5	$22.5

Increase in minimum liability included in other comprehensive income (loss)	$2.1	$0.1	$0.5	$0.9
      In 2004 and 2003, the Company recognized a curtailment loss of $0.2 in both periods as a result of early terminations in two of the Company’s foreign defined benefit plans.
      The accumulated benefit obligation for all defined benefit pension plans was $128.0 and $104.8 at December 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements — (Continued)

	Domestic Plans		Foreign Plans

	2004	2003	2004	2003

Assumptions
Average weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	6.25%	4.96%	5.46%
Rate of compensation increases	—	—	3.00%	3.00%
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$57.0	$54.1	$15.2	$11.7
Accumulated benefit obligation	$57.0	$54.1	$12.9	$10.0
Fair value of plan assets	$43.0	$39.5	$10.3	$8.3
      Components of net periodic cost (benefit) and significant weighted-average assumptions were as follows:

	2004		2003		2002

	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans

Service Cost	$0.4	$2.2	$0.4	$2.0	$0.4	$1.6
Interest Cost	3.2	3.6	3.3	3.0	3.5	2.5
Expected return on plan assets	(3.3)	(5.6)	(3.0)	(4.7)	(3.5)	(4.1)
Net amortization and deferral	1.0	0.6	1.1	0.6	0.5	0.1
Curtailment loss	—	0.2	—	0.2	—	—

Net periodic pension cost (benefit)	$1.3	$1.0	$1.8	$1.1	$0.9	$0.1

Discount rate	6.25%	5.46%	6.75%	5.71%	7.25%	5.92%
Expected return on plan assets	8.50%	8.11%	9.00%	8.25%	9.0%	7.39%
Rate of compensation increase	—	3.00%	—	3.21%	—	3.21%
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

Notes to Consolidated Financial Statements — (Continued)
Plan Assets
      The Company’s domestic and foreign pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Domestic Plans				Foreign Plans

	December 31,				December 31,

		% of		% of		% of		% of
	2004	Total	2003	Total	2004	Total	2003	Total

Assets by Category:
Equity securities	$28.3	66.0%	$23.3	59.1%	$52.9	64.5%	$43.6	62.7%
Debt securities	14.6	34.0	12.1	30.5	21.3	26.0	18.6	26.7
Real estate	—	—	—	—	4.3	5.2	4.2	6.0
Other	—	—	4.1	10.4	3.5	4.3	3.2	4.6

Total	$42.9	100.0%	$39.5	100.0%	$82.0	100.0%	$69.6	100.0%

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
Cash Flows

Contributions
      The Company contributed $3.9 to its domestic deferred benefit plans in 2004 and $2.2 to its foreign plans in 2004. The Company expects to contribute $3.1 to its domestic defined benefit plans in 2005 and $2.1 to its foreign plans in 2005.

Estimated Future Benefit Payments
      The following benefit payments for the Company’s domestic and foreign defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid:

	Domestic	Foreign
Years	Benefit Payments	Benefit Payments

2005	$3.3	$1.8
2006	$3.3	$2.0
2007	$3.2	$1.9
2008	$3.3	$2.1
2009	$3.3	$2.2
2010-2014	$18.2	$14.7
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

Notes to Consolidated Financial Statements — (Continued)

11.	STOCKHOLDER’S EQUITY
      On June 27, 2003, the Company received from Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus VIII”), a global private equity fund, $126.0 in proceeds from the issuance of 11,202,143 shares of perpetual convertible preferred stock (the Preferred Stock) and two warrants to acquire a total of 2,500,000 shares of the Company’s common stock that vested on that date. Based on a quoted market price, the Company valued the preferred stock at $121.1 and the warrants at $4.9. Net proceeds from this transaction were used primarily to pay down existing debt.
      The initial liquidation preference of the Preferred Stock is $126.0, increasing by 8.5% per year compounded quarterly for the first five years unless the Company’s consolidated net income for 24 consecutive quarters (excluding any changes in accounting principle after September 30, 2002, any beneficial conversion charges and any preferred stock dividends) is greater than $160.0. If that occurs, the accretion rate will become 7.25% and the holders of the Preferred Stock will participate with the common stock dividend. After the fifth anniversary, the holders of the Preferred Stock will be able to elect to receive cash dividends or continue to increase their liquidation preference. The rate will increase to 8.75% per year compounded quarterly at that time. If the holders of the Preferred Stock are not participating in the common stock dividend, or if the common stock dividend is less than $0.045 per share per quarter, then the rate will increase to 10% per year compounded quarterly. The Preferred Stock is also entitled to participate in any extraordinary dividends, and if there is a change of control within the first five years, then the liquidation preference of the Preferred Stock is adjusted as if it had been owned for five years.
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
      Provided a certain ownership percentage is maintained, Warburg Pincus VIII has the right to appoint two members to the Company’s Board of Directors. Warburg’s ownership percentage can increase under certain conditions to a maximum of approximately 49% of the Company’s outstanding common stock during the next five years.
      The Preferred Stock was initially reflected on the financial statements of the Company at $121.1, which is a discount of $4.9 from its initial liquidation value of $126.0. Since, at the end of the seventh year, the holders of the Preferred Stock can require the Company to remarket the Preferred Stock by increasing its dividend rate until its market value is its liquidation value, the discount will be accreted and recorded as a reduction of earnings attributable to common stockholders ratably for a period of seven years from the date of issuance. The warrants are immediately included in the computation of diluted earnings per share using the treasury stock method, and therefore become dilutive only when the market price of the Company’s common stock is above their exercise price.
      The Preferred Stock may be converted into shares of the Company’s common stock at any time. The Preferred Stock became convertible in the fourth quarter of 2003 when the Company publicly reported cash earnings per share, as defined in the definitive securities purchase agreement, of less than $1.50 for the trailing four calendar quarters ending September 30, 2003, which is a conversion event, as defined in the definitive securities purchase agreement. The Company incurred non-cash beneficial conversion feature (“BCF”) amounts totaling $4.2 in 2003. These BCF amounts resulted in a non-cash increase in the loss attributable to common stockholders in the fourth quarter of 2003.

Notes to Consolidated Financial Statements — (Continued)
      The Company also has a deferred compensation and restricted stock plan (Restricted Stock Plan). Pursuant to the Restricted Stock Plan, (prior to December 31, 2002) certain officers, directors and managers of the Company were required to defer a certain portion of their compensation and could elect to defer additional compensation that is exchanged for restricted stock. The Restricted Stock Plan was amended effective December 31, 2002 to no longer provide for either mandatory or voluntary deferral by directors and mandatory and voluntary deferrals with respect to officers, and managers were limited to bonus payments. Shares granted are subject to certain restrictions on transferability. The purchase price for restricted stock awards granted is 85% of the average of the highest and lowest sales prices of the common stock as reported on the New York Stock Exchange on the last day of the prior calendar quarter and on each of the 15 days before and after that date. A total of 1,000,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. During 2003 and 2002, participants purchased 15,538 and 31,172 shares of common stock, respectively, at an average price of approximately $11.29 and $12.44 per share, respectively. Also, upon termination of the Directors Retirement and Deferred Compensation Plans during 1998, directors elected to rollover amounts under these plans to the Restricted Stock Plan resulting in the issuance of 59,441 shares of common stock. The amount of non-cash compensation expense associated with purchases during 2004, 2003, and 2002 was not material.
      On June 1, 2004 the Compensation Committee of the Board of Directors approved the implementation of a new Wellman, Inc. Restricted Stock Plan (New Restricted Stock Plan). Pursuant to the New Restricted Stock Plan, certain employees of the Company are eligible to receive awards of restricted common stock shares (Restricted Awards). The terms of the restrictions and the awards are at the sole discretion of the Compensation Committee. A total of 1,000,000 shares of common stock are reserved for issuance under the New Restricted Stock Plan. On June 28, 2004, 125,000 Restricted Awards were issued to employees. The initial restriction term is two years and the fair market value of the common stock on the date of issuance was approximately $7.99 per share. The fair market value times the number of Restricted Awards is being amortized to compensation expense over the vesting period of the awards.
      The Company has stock option plans for certain employees (the Plans) that authorize the grant of non-qualified stock options (NQSOs). For all options granted in connection with the Plans, the option period extends for 11 years from the date of grant with the shares vesting at 20% per year over the first five years. The exercise price for options granted prior to 1998 is equal to the fair value of the Company’s common stock at the date of grant. For options granted after 1997, the exercise price is equal to the average of the highest and lowest sales prices of the Company’s common stock over a period of 20 days prior to the date of the grant. In addition, the Company has a Directors Stock Option Plan. Each year during the term of this Plan, each eligible director is granted an option for 1,000 shares on the eighth business day after the Company publicly announces its annual earnings. The option period extends for 11 years from the grant date with the shares being 100% vested one year after the grant date. The exercise price is equal to the average of the highest and lowest sales price of the Company’s common stock over a period of 20 days prior to the date of the grant.
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
      Pro forma information regarding net earnings (loss) and earnings (loss) per common share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions for 2004, 2003 and 2002, respectively: risk-free interest rate of 4.44%, 3.82%, and 3.82%; a dividend yield of 1.38%, 1.36%, and 1.36%; volatility factors of the expected

Notes to Consolidated Financial Statements — (Continued)
market price of the Company’s common stock of .468, .468, and .470; and a weighted-average expected life of the option of 8 years. The weighted-average fair value of options granted to directors in 2004 was $3.86. The weighted-average fair value of options granted in 2003 was $4.05 for employees and $5.05 for directors, and in 2002 it was $8.29 for employees and $7.82 for directors. No stock options were granted to employees in 2004 and the differences in weighted average fair values in 2003 and 2002 are attributable to different grant dates.
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
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2004	2003	2002

Net loss attributable to common stockholders, as reported	$(51.1)	$(106.7)	$(194.3)
Add: Stock-based employee compensation expense included in reported net loss attributable to common stockholders, net of related tax effects	—	0.9	0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(5.5)	(2.3)

Pro forma net loss attributable to common stockholders	$(51.3)	$(111.3)	$(196.3)

Net loss attributable to common stockholders per share:
Basic net loss per common share, as reported	$(1.61)	$(3.38)	$(6.15)
Basic net loss per common share, pro forma	$(1.62)	$(3.53)	$(6.22)
Diluted net loss per common share, as reported	$(1.61)	$(3.38)	$(6.07)
Diluted net loss per common share, pro forma	$(1.62)	$(3.53)	$(6.13)
      In June 2003, the Company recognized all of the remaining deferred compensation associated with its employee stock options. In accordance with the change in control provisions of the Company’s stock option plans, the stock options became fully vested in June 2003 as a result of the private equity investment. Deferred compensation associated with stock options issued to directors in March 2004 and employees in August 2003 are reflected in the 2004 and 2003 amounts above, respectively.

Notes to Consolidated Financial Statements — (Continued)
      A summary of the Company’s stock option activity and related information for the three years ended December 31, 2004 follows:

		Weighted
		Average Price
	Shares	per Share

Outstanding December 31, 2001	3,569,213	$17.91
Granted	313,200	15.24
Exercised	(2,200)	9.64
Cancelled	(214,445)	19.44

Outstanding December 31, 2002	3,665,768	17.59
Granted	498,000	10.46
Exercised	(4,800)	9.64
Cancelled	(310,040)	17.85

Outstanding December 31, 2003	3,848,928	16.66
Granted (Directors Only)	8,000	8.02
Exercised	(17,600)	9.64
Cancelled	(1,010,310)	17.65

Outstanding December 31, 2004	2,829,018	$16.33

      At December 31, 2004, 2003, and 2002, options for 2,504,895, 3,428,825, and 2,334,636 shares, respectively, were exercisable. At December 31, 2004, 1,156,165 shares were available for future option grants. The following summarizes information related to stock options outstanding at December 31, 2004:

Range of Exercise Prices	$9.64 to $18.94	$22.75 to $29.25

Number outstanding at December 31, 2004	2,456,865	372,153
Weighted-average remaining contractual life	6.3	1.5
Weighted-average exercise price of options outstanding	$14.89	$25.78
Number exercisable at December 31, 2004	2,132,745	372,150
Weighted-average exercise price of options exercisable	$15.57	$25.78
      On August 31, 2001, the Board of Directors authorized and declared a dividend of one common stock purchase right for each outstanding share of common stock under the stockholder rights plan (the Plan). The Plan provides each stockholder of record one common stock purchase right for each share of common stock. The rights are represented by the common stock certificates and are not separately traded from the common stock and are not currently exercisable. The rights become exercisable only if a person acquires beneficial ownership of 20% or more of the Company’s common stock or announces a tender offer or exchange offer that would result in beneficial ownership of 20% or more of the Company’s common stock, at which time each right would enable the holder to buy shares of the common stock at a discount to the then market price. The Company may redeem the rights for $0.01 per right, subject to adjustment, at any time before the acquisition by a person or group of 20% or more of the Company’s common stock. The rights have a 10-year term. On February 12, 2003, the Board of Directors of the Company amended the terms of the Plan to provide that the rights are not exercisable in connection with the private equity investment.
      Although the Rights should not interfere with a business combination approved by the Board of Directors, they may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board, except pursuant to an offer conditioned on a substantial number of Rights being acquired.

Notes to Consolidated Financial Statements — (Continued)

12.	NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE
      The following table sets forth the computation of basic and diluted earnings (loss) attributable to common stockholders per common share for the years indicated:

	2004	2003	2002

Numerator for basic and diluted net earnings (loss) attributable to common stockholders per common share:
Net earnings (loss)	$(38.8)	$(96.7)	$26.4
Accretion of preferred stock and beneficial conversion charge	(12.3)	(10.1)	—

Net earnings (loss) attributable to common stockholders from continuing operations	(51.1)	(106.8)	26.4
Net earnings (loss) attributable to common stockholders from discontinued operations	—	0.1	(23.7)
Cumulative effect of accounting change	—	—	(197.0)

Net loss attributable to common stockholders	$(51.1)	$(106.7)	$(194.3)

Denominator:
Denominator for basic net earnings (loss) attributable to common stockholders per common share — weighted-average shares	31.6	31.6	31.6
Effect of dilutive securities:
Employee stock options and restricted stock	—	—	0.4
Preferred stock — if converted(a)	—	—	—

Denominator for diluted net earnings (loss) attributable to common stockholders per common share — adjusted weighted-average shares	31.6	31.6	32.0

(a)	These shares were not included in the EPS calculation, since their effect would have been anti-dilutive, but may be included under the if-converted method in future calculations. For additional information, including the liquidation preference of the preferred stock, see Note 11.

13.	COMMITMENTS AND CONTINGENCIES
      The Company has commitments and contingent liabilities, including legal proceedings, environmental liabilities (see Note 9), commitments relating to certain state incentives, and various operating lease commitments.
      In January 2001, the Company received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. The Company cooperated with the investigation by producing documents in response to this subpoena. On September 22, 2004, the Department of Justice (“DOJ”) informed the Company that it will not seek indictments either of the Company or any of its employees in connection with this investigation. On October 5, 2004, the judge presiding over the federal civil cases discussed below announced on the record that he had been informed by DOJ that there would be no further criminal prosecution in connection with the investigation.
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

Notes to Consolidated Financial Statements — (Continued)
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
      The Company continues to vehemently deny that it or its employees engaged in price fixing or customer allocation. The Company intends to vigorously defend against any existing civil claims and any civil claims or proceedings that may be brought against it in the future. Because of the uncertainties and complexity of these civil claims, the Company has not formed an opinion about whether these proceedings will have a material adverse effect on our consolidated financial position or results of operations.
      In addition to the foregoing, the Company may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws.
      The Company has entered into multiple raw material purchase agreements in the ordinary course of business, which contain early cancellation penalties.
      In order to receive certain state grants, the Company agreed to meet certain conditions, including capital expenditures and employment levels at its Pearl River facility. During 2003 and 2002, the Company recognized grant income of $1.5 and $6.0, respectively. The Company had deferred grant income of $1.5 at December 31, 2002. The deferred income was included in other current liabilities in the Company’s Consolidated Balance Sheets at December 31, 2002.
      Approximate minimum rental commitments under noncancelable leases during each of the next five years and thereafter are as follows: 2005 - $7.3; 2006 -$4.7; 2007 - $3.6; 2008 - $3.1; 2009 - $2.7; and thereafter $7.8.
      Rent expense for cancelable and noncancelable operating leases was $9.3, $11.6 and $10.2 for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of this ordinary course litigation will not have a material adverse effect, if any, on the Company’s consolidated financial position or results of operations.

14.	DERIVATIVES AND FINANCIAL INSTRUMENTS
      The Company utilizes derivative instruments, principally interest rate swaps and forward foreign currency contracts, to enhance its ability to manage risk including interest rates and foreign currency fluctuations, which exist as part of its ongoing business. These contracts hedge transactions and balances for periods consistent with the related exposures. The Company does not utilize financial instruments for trading or other speculative purposes.
      The Company utilizes interest rate swaps to manage the interest rate characteristics of certain debt. At December 31, 2001 the Company had interest rate swaps related to $50.0 of its fixed-rate debt, which exactly matched the terms of the underlying debt instruments. These swaps, effectively converting the fixed-rate debt to floating-rate debt, qualified and were accounted for as fair value hedges. The Consolidated Balance Sheet at December 31, 2001 reflected $2.6 for the fair market value of the swaps in other assets, offset by a corresponding change in the fair value of the underlying debt. These swaps were terminated during 2002, resulting in a gain of $1.5. This gain was recognized as a reduction in interest expense over the remaining life of the debt. During 2002, the Company entered into interest rate swaps that effectively converted $40.0 of its fixed-rate debt to floating-rate debt at an effective interest rate of six-month LIBOR plus 1.42% (approximately 3.5% at December 31, 2002). These swaps qualified as fair value hedges under SFAS 133. These swaps were terminated during 2003, resulting in a gain of $4.1. In 2004, the Company closed on $625.0 of new financings and used the net proceeds to repay substantially all of its existing indebtedness and certain

Notes to Consolidated Financial Statements — (Continued)
contractual obligations. The remaining gain from the termination of these swaps was recognized in 2004 with the repayment of the debt. For additional information on the financing, see Note 7.
      As part of the restructuring of the sale-leaseback transaction in June of 2003, the Company entered into three swaps, each with a notional amount of $50 that were designated as cash flow hedges. These swaps hedged the Company’s exposure to variability in cash flows attributable to rent expense paid in relation to the sale-leaseback. The effective portion of the gain or loss related to the swaps was reported as a component of other comprehensive income (loss). The remaining ineffective portion of the gain or loss on the hedges was reported in earnings in 2003 as a component of rent expense. The Company reflected the payment that it would be required to make to terminate these swaps as a non-current liability of $16.8 at December 31, 2003. During the second half of 2003, the Company’s loss was reduced by $3.2 and equity (other comprehensive income) was increased by $2.9.
      In February 2004, as part of the financing, the Company terminated two of the three swaps and redesignated the third swap as a cash flow hedge relating to the February 2004 Financing. The termination, redesignation and refinancing resulted in an overall cost of $14.4, which was net of $3.8 that was previously included in other comprehensive income (loss). The loss incurred upon termination of the two swaps was recognized during the first quarter of 2004. For additional information on the financing transaction, see Note 7.
      The Company reflected a noncurrent liability of $5.5 in its financial statements at the date the swap was redesignated. By December 31, 2004, the liability, which reflected the payment the Company would be required to make to terminate the swap, was reduced to $3.2. A gain of $0.5, net of deferred taxes, was reported as a component of other comprehensive income (loss) at December 31, 2004. This amount will be realized when the underlying amount is recognized in earnings. The Company recognized $1.4 of income as a result of the ineffectiveness associated with this swap. This amount was recorded as a reduction of interest expense in the Company’s net loss for 2004.
      In July 2004, the Company entered into interest rate hedging agreements with financial institutions for a total notional amount of $100 as follows: two, 3-year fixed rate swaps with a total notional amount of $50, where the Company will receive 3-Month LIBOR and pay 3.65% quarterly; and a three-year 6% cap where, for quarterly periods when 3-Month LIBOR exceeds 6% on its reset date, the Company will receive the difference between 3-Month LIBOR and 6% on $50 for such periods. The two, three-year fixed rate swaps were designated as cash flow hedges against $50 of the Revolving Credit Facility entered into in the first quarter of 2004. The Company reflected the payment that it would be required to make to terminate these swaps as a non-current liability of $0.2 at December 31, 2004. The effective portion of the loss, $0.1 at December 31, 2004, was reported as a component of other comprehensive income (loss) and will be realized when the underlying amount is recognized in earnings. The ineffectiveness reported in the Company’s net loss for 2004 associated with these swaps was not material.
      The Company operates in international markets and uses foreign exchange contracts with maturities of less than twelve months to hedge existing foreign exchange exposures. Foreign currency contracts require the Company at a future date to either buy or sell foreign currency in exchange for U.S. dollars, Euros, and other currencies. The Company had contracts with notional amounts of approximately $6.7 and $11.5 at December 31, 2004 and 2003, respectively, which were designated as cash flow hedges. The fair value of these contracts was approximately $0.1 at December 31, 2004 and 2003. These forward contracts resulted in an unrealized gain in accumulated other comprehensive income (loss) of $0.1 at December 31, 2004 and 2003, which will be realized when the underlying transaction gain or loss is recognized in earnings.
Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of foreign currency and interest rate contracts described above and in Note 7 and temporary cash investments and trade accounts receivable. The counterparties to the contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The

Notes to Consolidated Financial Statements — (Continued)
Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties. The Company places its temporary cash investments with high credit quality institutions. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Three of the Company’s customers comprise approximately 30% of its total accounts receivable. A down turn in the financial condition of any of these customers may have a negative impact on the Company’s financial results of operations.
Fair Value of Financial Instruments
      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.
      Cash and cash equivalents, accounts receivable and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value.
      Borrowing arrangements: The fair value of the borrowing arrangements in 2004 was the sum of the carrying amount of the Revolving Credit Facility agreement plus the value of the term loan debt as determined by the trading in the secondary market. The fair value of the borrowing arrangements in 2003 was the carrying amount of the debt.
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
      The following table summarizes the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003:

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Nonderivatives
Cash and cash equivalents	$5.6	$5.6	$205.5	$205.5
Accounts receivable	$200.2	$200.2	$137.5	$137.5
Accounts payable	$113.3	$113.3	$90.6	$90.6
Borrowing arrangements	$471.5	$475.6	$371.0	$371.0
Derivatives — receive (pay):
Cash flow hedges	$(3.4)	$(3.4)	$(16.8)	$(16.8)
Forward foreign currency contracts	$0.1	$0.1	$0.1	$0.1

15.	OPERATING SEGMENT AND GEOGRAPHIC AREAS
      The Company’s operations are classified into two reportable operating segments: the Packaging Products Group (PPG) and the Fibers and Recycled Products Group (FRPG).
      The PPG manufactures:

•	PermaClear® solid-stated and amorphous PET resin for use in the manufacturing of soft drink bottles and other food and beverage packaging and

Notes to Consolidated Financial Statements — (Continued)

•	EcoClear® PET resin, utilizing a percentage of recycled PET materials to meet customers’ recycled content PET resin requirements.
      The FRPG manufactures:

•	chemical-based polyester staple fibers for use in apparel, non-woven, home furnishing, and industrial products,

•	recycled-based polyester and nylon staple fibers for use in home furnishing, non-woven and industrial products, and

•	recycled-based nylon and polyester engineering resins for use in the injection molding industry.
      Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization. Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies in Note 1.
      As discussed in Note 2, the Company sold the assets of its small-recycled fine denier polyester staple fiber business during the first quarter of 2003 and its POY business during 2002. These assets, which were previously reported as part of the Company’s FRPG, were reported as discontinued operations in the Company’s financial statements.

		Fibers and
	Packaging	Recycled
	Products	Products
	Group	Group	Total

2004
Revenues	$747.9	$557.1	$1,305.0
Segment profit (loss)	29.5	(5.5)	24.0
Assets	775.4	315.3	1,090.7
Depreciation and amortization	44.2	26.4	70.6
Capital expenditures	9.4	5.7	15.1

2003
Revenues	$632.0	$477.3	$1,109.3
Segment profit (loss)	17.3	(3.3)	14.0
Assets	455.2	382.7	837.9
Depreciation and amortization from continuing operations	28.9	23.8	52.7
Capital expenditures for continuing operations	7.6	7.9	15.5

2002
Revenues	$524.8	$489.2	$1,014.0
Segment profit	50.0	0.6	50.6
Assets	406.1	504.5	910.6
Depreciation and amortization from continuing operations	24.8	30.9	55.7
Capital expenditures for continuing operations	14.4	7.2	21.6

Notes to Consolidated Financial Statements — (Continued)
      Following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	2004	2003	2002

Segment Profit (Loss)
Total for reportable segments	$24.0	$14.0	$50.6
Impairment charge(1)	—	(135.3)	—
Restructuring charges(1)	(2.6)	(10.2)	—
Provision for uncollectible accounts(1)	(0.8)	(3.5)	(4.2)
Non-capitalizable financing costs(1)	(40.2)	(2.2)	—
Legal costs(1)	(5.4)	(6.0)	(5.1)
Rebates from anti-dumping duties(1)	8.6	3.4	4.4
Accelerated stock option vesting(1)	—	(1.2)	—
Interest expense, net	(38.1)	(10.1)	(10.3)

Earnings (loss) from continuing operations before income taxes	$(54.5)	$(151.1)	$35.4

Assets
Total for reportable segments	$1,090.7	$837.9	$910.6
Corporate assets(2)	76.2	279.2	54.6

Total Assets	$1,166.9	$1,117.1	$965.2

(1)	In prior years, these items were included in segment profit (loss). Based on how segment profit (loss) was being measured and reviewed by management during 2004, these items are now excluded from segment profit (loss). Prior years have been restated to conform to the current year presentation.

(2)	Corporate assets include cash, prepaid expenses, construction in progress and other assets not allocated to the segments.
      Net sales and operating income (loss) for the years ended December 31, 2004, 2003 and 2002 and long-lived assets at the end of each year, classified by the major geographic areas in which the company operates, are as follows:

	2004	2003	2002

Net sales
U.S.	$1,104.6	$927.7	$861.6
Europe	200.4	181.6	152.4

	$1,305.0	$1,109.3	$1,014.0

Operating income (loss)
U.S.	$(23.7)	$(143.2)	$31.7
Europe	7.3	2.2	14.0

	$(16.4)	$(141.0)	$45.7

Long-lived assets
U.S.	$603.0	$488.3	$654.9
Europe	52.5	54.7	46.2

	$655.5	$543.0	$701.1

Notes to Consolidated Financial Statements — (Continued)
      Revenues are attributed to countries based on the location where the products were produced.

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)
      Quarterly financial information for the years ended December 31, 2004 and 2003 is summarized as follows:

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2004	2004	2004	2004	2004

Income Statement Data:
Net sales	$293.8	$329.0	$310.0	$372.2	$1,305.0
Cost of sales	276.4	305.7	295.5	343.6	1,221.2

Gross profit	17.4	23.3	14.5	28.6	83.8
Selling, general and administrative expenses	14.5	13.8	14.6	16.9	59.8
Non-capitalizable financing costs	40.2	—	—	—	40.2
Restructuring charges(2)	0.3	0.8	1.3	0.2	2.6
Provision for uncollectible accounts	0.3	—	—	0.5	0.8
Other expense income, net(3)	1.2	1.1	0.6	(6.1)	(3.2)

Operating income (loss)	(39.1)	7.6	(2.0)	17.1	(16.4)
Interest expense, net	7.5	10.1	10.5	10.0	38.1

Earnings (loss) before income taxes (benefit)	(46.6)	(2.5)	(12.5)	7.1	(54.5)
Income tax expense (benefit)	(18.4)	(1.0)	(4.9)	8.6	(15.7)

Net loss	$(28.2)	$(1.5)	$(7.6)	$(1.5)	$(38.8)

Net loss attributable to common stockholders:
Net loss	$(28.2)	$(1.5)	$(7.6)	$(1.5)	$(38.8)
Accretion of preferred stock	(3.0)	(3.0)	(3.1)	(3.2)	(12.3)

Net loss attributable to common stockholders	$(31.2)	$(4.5)	$(10.7)	$(4.7)	$(51.1)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(0.99)	$(0.14)	$(0.34)	$(0.15)	$(1.61)

Basic and diluted weighted-average common shares outstanding	31.6	31.6	31.6	31.6	31.6

Notes to Consolidated Financial Statements — (Continued)

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2003(1)	2003(1)	2003(1)	2003(4)	2003

Income Statement Data:
Net sales	$287.3	$285.3	$262.7	$274.0	$1,109.3
Cost of sales	257.1	262.0	246.2	263.4	1,028.7

Gross profit	30.2	23.3	16.5	10.6	80.6
Selling, general and administrative expenses	17.3	17.3	15.8	16.2	66.6
Impairment charge	—	—	—	135.3	135.3
Restructuring charges(2)	1.2	0.1	0.3	8.6	10.2
Provision for uncollectible accounts	—	0.1	3.3	0.1	3.5
Non-capitalizable financing costs	—	—	—	2.2	2.2
Other expense (income), net(3)	1.2	3.0	1.2	(1.6)	__3.8

Operating income (loss)	10.5	2.8	(4.1)	(150.2)	(141.0)
Interest expense, net	2.0	2.3	2.4	3.4	10.1

Earnings (loss) from continuing operations before income taxes (benefit)	8.5	0.5	(6.5)	(153.6)	(151.1)
Income tax expense (benefit)	2.8	0.2	(1.9)	(55.5)	(54.4)

Earnings (loss) from continuing operations	5.7	0.3	(4.6)	(98.1)	(96.7)
Earnings (loss) from discontinued operations, net of income tax	0.1	—	—	—	0.1

Net earnings (loss)	$5.8	$0.3	$(4.6)	$(98.1)	$(96.6)

Net earnings (loss) attributable to common stockholders:
Net earnings (loss)	$5.8	$0.3	$(4.6)	$(98.1)	$(96.6)
Accretion of preferred stock and beneficial conversion charge	—	(0.1)	(2.9)	(7.1)	(10.1)

Net earning (loss) attributable to common stockholders	$5.8	$0.2	$(7.5)	$(105.2)	$(106.7)

Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$0.18	$0.01	$(0.24)	$(3.33)	$(3.38)
Net earnings (loss) attributable to common stockholders from discontinued operations	—	—	—	—	—

Net earnings (loss) attributable to common stockholders	$0.18	$0.01	$(0.24)	$(3.33)	$(3.38)

Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$0.18	$0.01	$(0.24)	$(3.33)	$(3.38)
Net earnings (loss) attributable to common stockholders from discontinued operations	—	—	—	—	—

Net earnings (loss) attributable to common stockholders	$0.18	$0.01	$(0.24)	$(3.33)	$(3.38)

Basic weighted-average common shares outstanding	31.6	31.6	31.6	31.6	31.6

Diluted weighted-average common shares outstanding	31.9	31.9	31.6	31.6	31.6

Notes to Consolidated Financial Statements — (Continued)

(1)	Certain amounts have been reclassified to conform to the full-year 2004 presentation.

(2)	Quarterly net earnings (loss) include restructuring charges. For additional information on restructuring charges, see Note 6.

(3)	Other expense (income), net consisted of the following amounts for the periods indicated:

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2004	2004	2004	2004	2004

Legal costs related to the DOJ investigation of the polyester staple fiber industry	$1.2	$1.1	$1.3	$1.8	$5.4
Rebates from anti-dumping duties	—	—	(0.7)	(7.9)	(8.6)

	$1.2	$1.1	$0.6	$(6.1)	$(3.2)

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2003	2003	2003	2003	2003

Legal costs related to the DOJ investigation of the polyester staple fiber industry	$1.2	$1.8	$1.2	$1.8	$6.0
Rebates from anti-dumping duties	—	—	—	(3.4)	(3.4)
Accelerated stock option vesting	—	1.2	—	—	1.2

	$1.2	$3.0	$1.2	$(1.6)	$3.8

(4)	Quarterly net loss includes a pretax impairment charge of $135.3. For additional information on the impairment charge, see Note 1 to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
THE CONSOLIDATED FINANCIAL STATEMENTS
To the Stockholders and Board of Directors of Wellman, Inc.
      We have audited the accompanying consolidated balance sheets of Wellman, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also include the financial statement schedules listed in the Index at Item 8. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements and schedule of Wellman International Limited, a wholly owned subsidiary of the Company, which statements reflect total assets constituting 10% as of December 31, 2004 and 2003, and net sales constituting 10% in 2004, 10% in 2003 and 9% in 2002 of the related consolidated totals. Those financial statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for such wholly owned subsidiary, is based solely on the report of other auditors.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, based upon our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wellman, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.
      As discussed in Note 2 to the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets and for the impairment or disposal of long-lived assets.

Ernst & Young LLP
Charlotte, North Carolina
March 11, 2005

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002

	Balance at	Charged to
	Beginning of	Costs and				Balance at
Description	Year	Expenses	Other	Deductions		End of Year

	(In millions)
Allowance for Doubtful Accounts Receivable:
Year ended December 31, 2004	$3.8	$0.8	$(0.3)	$1.7	(a)	$2.6

Year ended December 31, 2003	$7.7	$3.5	$0.1	$7.5	(a)	$3.8

Year ended December 31, 2002	$3.9	$4.2	$0.1	$0.5	(a)	$7.7

(a)	Accounts written off and reduction of allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a — 14(c) and 15d — 14(c) promulgated under the Securities Exchange Act of 1934, were effective on that date.
      Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004, and that there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, such internal control during the quarter ended on such date.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Item 9B.	Other Information
      Less than four business days before this report was filed, the Company entered into new Employment Agreements and 2005 Restricted Stock Grant Agreements with each of Thomas M. Duff, Keith R. Phillips, Joseph C. Tucker, Michael E. Dewsbury, Audrey L. Goodman, and Mark J. Ruday, and adopted a Third Amended and Restated Management Incentive Compensation Plan for the Executive Group. Because this report was filed on or before the date on which the filing of a Current Report on Form 8-K with respect to the above-described agreements would have been required, the agreements have been made exhibits to this report in lieu of a Current Report on Form 8-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
MANAGEMENT’S ASSESSMENT AND THE EFFECTIVENESS OF INTERNAL
CONTROL OVER FINANCIAL REPORTING
To the Stockholders and Board of Directors of Wellman, Inc.
      We have audited management’s assessment, included in the accompanying Annual Report on Form 10-K that Wellman, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wellman, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of Wellman International Limited, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 10% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. The effectiveness of Wellman International Limited’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of Wellman International Limited’s internal control over financial reporting, is based solely on the report of the other auditors.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, based on our audit and the report of other auditors, management’s assessment that Wellman, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, based on our audit and the report of other auditors, Wellman, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wellman, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Wellman, Inc. and our report dated March 11, 2005 expressed an unqualified opinion.

Ernst & Young LLP
Charlotte, North Carolina
March 11, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance and Other Information” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005 are incorporated by reference.

Item 11.	Executive Compensation
      “Compensation of Directors and Officers” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005 is incorporated by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      “Introduction” and “Election of Directors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005 are incorporated by reference.

Item 13.	Certain Relationships and Related Transactions
      “Compensation of Directors and Officers” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005 is incorporated by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Item 14.	Principal Accountant Fees and Services
      “Principal Accountant Fees and Services” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2005 are incorporated by reference.
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

Exhibit
Number		Description

3(a)		Certificate of Amendment to Restated Certificate of Incorporation dated June 26, 2003 (Exhibit 3(a)(5) of the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein)
3(b)		Restated By-Laws, as of May 18, 1999 (Exhibit 3(b) of the Company’s Form 10-Q for the quarter ended June 30, 1999 incorporated by reference herein)

4(a)(1)		Credit agreement dated as of February 10, 2004, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, Deutsche Bank Securities Inc., as lead arranger and bookrunner, JP Morgan Chase Bank as syndication agent and certain other financial institutions (Exhibit 4(a)(1) of the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein)

4(a)(2)		First Lien Senior Credit Agreement dated as of February 10, 2004, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, JP Morgan Chase Bank as syndication agent, Deutsche Bank Securities Inc., as joint lead arranger and joint lead bookrunner, JP Morgan Securities Inc. as joint lead arranger and joint lead bookrunner and certain other financial institutions (Exhibit 4(a)(2) of the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein)

4(a)(3)		Second Lien Senior Credit Agreement dated as of February 10, 2004 between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, JP Morgan Chase Bank as syndication agent, Deutsche Bank Securities Inc., as joint lead arranger and joint lead bookrunner, JP Morgan Securities Inc. as joint lead arranger and joint lead bookrunner, and certain other financial institutions (Exhibit 4(a)(3) of the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein)

4(b)		Rights Agreement dated as of August 31, 2001 between the Company and First Union National Bank, as Rights Agent (Exhibit 4 of the Company’s Registration Statement on Form 8-A, incorporated by reference herein)

4(c)		Amendment to Rights Agreement dated as of February 12, 2003, by and between Wellman, Inc. and Wachovia Bank, N.A., f/k/a First Union National Bank, as Rights Agent (Exhibit 4.1 to the Company’s Form 8-K dated February 27, 2003 incorporated by reference herein)

4(d)		Common Stock Purchase Warrant dated as of February 12, 2003 for the purchase of 1,250,000 shares of common stock (Exhibit 4(f) to the Company’s Form 10-K for the year ended December 31, 2002, incorporated by reference herein)

4(e)		Securities Purchase Agreement by and between Wellman, Inc. and Warburg Pincus Private Equity VIII, LP, dated as of February 12, 2003 (Exhibit 4(g) to the Company’s Form 10-K for the year ended December 31, 2002, incorporated by reference herein)
4(f)		Common Stock Purchase Warrant dated as of June 27, 2003 for the purchase of 1,250,000 shares of common stock (Exhibit 4(h) of the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein)

Executive Compensation Plans and Arrangements

10(a)		Employment Agreement dated as of March 14, 2005 between the Company and Thomas M. Duff

10	(b)	Employment Agreement dated as of March 14, 2005 between the Company and Keith R. Phillips

10(c)		Employment Agreement dated as of March 14, 2005 between the Company and Joseph C. Tucker

10(d)		Employment Agreement dated as of March 14, 2005 between the Company and Michael E. Dewsbury

10(e)		Employment Agreement dated as of March 14, 2005 between the Company and Audrey L. Goodman

Exhibit
Number	Description

10(f)	Employment Agreement dated as of March 14, 2005 between the Company and Mark J. Ruday

10(g)	Wellman, Inc. Directors Stock Option Plan (Exhibit 10(g) of the Company’s Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)

10(h)	Wellman, Inc. Third Amended and Restated Management Incentive Compensation Plan for the Executive Group

10(i)	Summary of Executive Life Insurance Plan (Exhibit 10.22 of the Company’s Registration Statement on Form S-1, File No. 33-13458, incorporated by reference herein)

10(j)	Amended and Restated Executive Retirement Restoration Plan, effective as of January 1, 1993, and as amended as of June 1, 1998 and May 31, 2001 (Exhibit 10(m) of the Company’s Form 10-K for the year ended December 31, 2001 incorporated by reference herein)

10(k)	Wellman, Inc. Amended and Restated 1997 Stock Option Plan (Exhibit 10(k) of the Company’s Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)

10(l)	Wellman, Inc. Restricted Stock Plan, effective June 1, 2004 (Exhibit 4 of the Company’s Form S-8, filed on June 30, 2004 , incorporated by reference herein)
10(m)	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Thomas M. Duff
10(n)	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Keith R. Phillips
10(o)	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Joseph C. Tucker
10(p)	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Michael E. Dewsbury
10(q)	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Audrey L. Goodman
10(r)	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Mark J. Ruday
10(s)	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Thomas M. Duff
10(t)	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Keith R. Phillips
10(u)	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Joseph C. Tucker
10(v)	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Michael E. Dewsbury
10(w)	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Audrey L. Goodman
10(x)	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Mark J. Ruday

Other Material Agreements

10(y)	Trademark Assignment and License, dated January 28, 1988, by and among Fiber Industries, Inc., Hoechst-Celanese Corporation and Celanese (Exhibit 10.14 of Fiber Industries, Inc.’s Registration Statement on Form S-1, File No. 33-20626, incorporated by reference herein)
21	Subsidiaries

23(a)	Consent of Ernst & Young LLP

23(b)	Consent of KPMG

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of KPMG on the Consolidated Financial Statements of WIL

99.2	Report of KPMG on Management’s Assessment and the Effectiveness of Internal Control over Financial Reporting for WIL
      (b) Reports on Form 8-K.
      (1) The Company filed a Form 8-K on October 28, 2004 for the purpose of disclosing its third quarter 2004 results, historical adjusted EBITDA, and information on cost reduction programs.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

WELLMAN, INC.

/s/ Thomas M. Duff

Thomas M. Duff
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 15, 2005.

Signatures	Title

/s/ Thomas M. Duff Thomas M. Duff	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Keith R. Phillips Keith R. Phillips	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Mark J. Ruday Mark J. Ruday	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ James B. Baker James B. Baker	Director

/s/ David A. Barr David A. Barr	Director

/s/ Oliver M. Goldstein Oliver M. Goldstein	Director

/s/ Richard F. Heitmiller Richard F. Heitmiller	Director

/s/ Gerard J. Kerins Gerard J. Kerins	Director

/s/ David J. McKittrick David J. McKittrick	Director

/s/ James E. Rogers James E. Rogers	Director

/s/ Roger A. Vandenberg Roger A. Vandenberg	Director