Form 10-Q
period 2005-03-31
WELLMAN INC
filed 2005-05-10
CIK 812708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-10033

WELLMAN, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-1671740

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1041 521 Corporate Center Drive
Fort Mill, South Carolina	29715

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (803) 835-2000

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

     As of April 29, 2005, there were 32,444,627 shares of the registrant’s Class A common stock, $0.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months ended
	March 31,
	2005	2004
Net sales	$386.3	$293.8
Cost of sales	340.8	276.4

Gross profit	45.5	17.4
Selling, general and administrative expenses	18.1	14.5
Non-capitalizable financing costs	—	40.2
Provision for uncollectible accounts	—	0.3
Restructuring charges	—	0.3
Other expense	1.8	1.2

Operating income (loss)	25.6	(39.1)
Interest expense, net	10.4	7.5

Earnings (loss) before income taxes (benefit)	15.2	(46.6)
Income tax expense (benefit)	4.2	(18.4)

Net earnings (loss)	$11.0	$(28.2)

Net earnings (loss) attributable to common stockholders:
Net earnings (loss)	$11.0	$(28.2)
Accretion of preferred stock	(4.0)	(3.0)

Net earnings (loss) attributable to common stockholders	$7.0	$(31.2)

Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders	$0.22	$(0.99)

Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders	$0.20	$(0.99)

Dividends per common share	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$8.2	$5.6
Accounts receivable, less allowance of $2.2 in 2005 and $2.6 in 2004	193.3	200.2
Inventories	173.5	145.0
Prepaid expenses and other current assets	25.3	27.1

Total current assets	400.3	377.9
Property, plant and equipment, at cost:
Land, buildings and improvements	139.4	140.4
Machinery and equipment	1,091.0	1,095.9
Construction in progress	16.1	11.0

	1,246.5	1,247.3
Less accumulated depreciation	601.3	591.8

Property, plant and equipment, net	645.2	655.5
Goodwill, net	37.6	38.2
Other assets, net	89.5	95.3

	$1,172.6	$1,166.9

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$103.5	$113.3
Accrued liabilities	42.2	49.2

Total current liabilities	145.7	162.5
Long-term debt	487.5	471.5
Deferred income taxes and other liabilities	108.3	106.4

Total liabilities	741.5	740.4
Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	57.6	56.0
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	85.7	83.3
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 34,944,627 shares issued in 2005 and 34,531,747 in 2004	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized, no shares issued	—	—
Paid-in capital	246.4	245.5
Common stock warrants	4.9	4.9
Accumulated other comprehensive income	25.3	31.0
Retained earnings	60.7	55.3
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	431.1	426.5

	$1,172.6	$1,166.9

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Series A		Series B		Class A			Common	Other
	Preferred		Preferred		Common		Paid-In	Stock	Comprehensive	Retained	Treasury
	Stock Issued		Stock Issued		Stock Issued		Capital	Warrants	Income	Earnings	Stock	Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	4.5	$51.0	6.7	$76.0	34.4	$—	$245.3	$4.9	$25.2	$112.7	$(49.5)	$465.6
Net loss										(38.8)		(38.8)
Currency translation adjustments									10.3			10.3
Minimum pension liability adjustments									(2.1)			(2.1)
Fair value of derivatives									(2.4)			(2.4)

Total comprehensive loss												(33.0)
Cash dividends ($0.20 per share)										(6.3)		(6.3)
Equity transaction costs							(0.1)					(0.1)
Accretion of preferred stock		5.0		7.3						(12.3)		—
Exercise of stock options, net					—	—	0.2					0.2
Issuance of restricted stock, net					0.1	—	0.1					0.1

Balance at December 31, 2004	4.5	56.0	6.7	83.3	34.5	—	245.5	4.9	31.0	55.3	(49.5)	426.5
Net earnings										11.0		11.0
Currency translation adjustments									(6.4)			(6.4)
Fair value of derivatives									0.7			0.7

Total comprehensive income												5.3
Cash dividends ($0.05 per share)										(1.6)		(1.6)
Accretion of preferred stock		1.6		2.4						(4.0)		—
Exercise of stock options, net					—		0.2					0.2
Issuance of restricted stock, net					0.4		0.7					0.7

Balance at March 31, 2005 (unaudited)	4.5	$57.6	6.7	$85.7	34.9	$—	$246.4	$4.9	$25.3	$60.7	$(49.5)	$431.1

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
(In millions)

	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$11.0	$(28.2)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	14.0	13.6
Amortization	4.8	3.1
Amortization in interest expense, net	0.9	0.8
Deferred income taxes and other	3.1	(19.4)
Non-capitalizable financing costs	—	21.0
Changes in assets and liabilities	(39.5)	(42.0)

Net cash used in operating activities	(5.7)	(51.1)

Cash flows from investing activities:
Additions to property, plant and equipment	(6.5)	(1.9)
Purchase of sale-leaseback assets	—	(150.0)
Pre-payment of raw material contract	—	(77.1)

Net cash used in investing activities	(6.5)	(229.0)

Cash flows from financing activities:
Borrowings under long-term debt, net	15.8	114.7
Termination of swaps	—	(11.9)
Dividends paid on common stock	(1.6)	(1.5)
Debt issuance costs	—	(18.0)
Exercise of employee stock options	0.2	—

Net cash provided by financing activities	14.4	83.3

Effect of exchange rate changes on cash and cash equivalents	0.4	0.3

Increase (decrease) in cash and cash equivalents	2.6	(196.5)
Cash and cash equivalents at beginning of period	5.6	205.5

Cash and cash equivalents at end of period	$8.2	$9.0

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data)

1.	BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     The Condensed Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc.’s (which, together with its subsidiaries, is herein referred to as the “Company ”) annual report on Form 10-K for the year ended December 31, 2004.

     Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

2.	INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2005	2004
Raw materials	$55.7	$47.5
Finished and semi-finished goods	110.3	90.2
Supplies	7.5	7.3

	$173.5	$145.0

3.	RESTRUCTURING CHARGES

     In November 2003, the Company announced a plan with Company-wide cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. The Company incurred severance and contract termination costs in its FRPG segment of $0.3 in the first quarter of 2004 associated with this plan. These costs were reflected in operating income (loss) in the Condensed Consolidated Statements of Operations. The following represents changes in the accruals since December 31, 2003.

Severance
Costs
Accrual balances at December 31, 2003	$6.1
Accruals during the first quarter of 2004	0.3
Cash payments	(4.4)
Currency translation adjustments	(0.1)

Accrual balances at March 31, 2004	1.9
Accruals during the remainder of 2004	2.6
Cash payments during the remainder of 2004	(3.1)
Currency translation adjustments during the remainder of 2004	0.2

Accrual balances at December 31, 2004	1.6
Accruals during the first quarter of 2005	—
Cash payments	(1.0)
Currency translation adjustments	(0.1)

Accrual balances at March 31, 2005	$0.5

     The reduction in the number of employees was completed by the end of 2004; however, due to union negotiations, certain payments were not made in 2004 but are expected to be paid out during 2005.

4.	OTHER EXPENSE

     Other expense for the three months ended March 31, 2005 and 2004 was $1.8 and $1.2, respectively. Other expense consisted of legal fees and other expenses in connection with an investigation by the Department of Justice (“DOJ”) into pricing in the polyester staple fiber industry (which the DOJ has since abandoned) and related civil litigation (“Legal Costs”).

5.	NET EARNINGS (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net earnings (loss) attributable to common stockholders per common share for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net earnings (loss)	$11.0	$(28.2)
Accretion of preferred stock	(4.0)	(3.0)

Basic net earnings (loss) attributable to common stockholders	7.0	(31.2)
Effect of dilutive securities:
Accretion of preferred stock	4.0	—

Diluted net earnings (loss) attributable to common stockholders	$11.0	$(31.2)

	Three Months Ended
	March 31,
	2005	2004
Denominator:
Basic weighted-average common shares	31.7	31.6
Effect of dilutive securities:
Employee stock options, warrants, and restricted stock	0.7	—
Preferred stock — if converted	21.4	—

Dilutive common shares, if converted	22.1	—

Diluted adjusted weighted-average shares	53.8	31.6

Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders	$0.22	$(0.99)

Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders	$0.20	$(0.99)

6.	DEFINED BENEFIT PLANS

     The components of the Company’s net periodic pension cost are as follows for the periods indicated:

	Domestic Plans		Foreign Plans
	For the Quarter Ended		For the Quarter Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Service cost	$0.1	$0.1	$0.7	$0.5
Interest cost	0.8	0.8	1.0	0.9
Expected return on assets	(0.9)	(0.9)	(1.3)	(1.4)
Net amortization and deferral	0.3	0.3	0.5	0.2

Total net periodic pension expense	$0.3	$0.3	$0.9	$0.2

Employer contributions

     The Company expects to contribute $3.1 to its domestic defined benefit plans in 2005 and $2.8 to its foreign plans in 2005. As of March 31, 2005, no contributions have been made to its domestic plans and $1.3 has been contributed to its foreign plans.

7.	BORROWING ARRANGEMENTS

Long-term debt consists of the following:

	March 31,	December 31,
	2005	2004
Revolving Credit Facility	$40.8	$25.0
First Lien Term Loan	185.0	185.0
Second Lien Term Loan	260.7	260.5
Other	1.0	1.0

Total long-term debt	$487.5	$471.5

     On February 10, 2004, the Company closed on $625.0 of debt financings (the “February 2004 Financing”). This financing consisted of a five-year, $175.0 Revolving Credit Facility with an annual interest rate from inception through May 2005 of either LIBOR plus 250 basis points (“the Credit Spread”) or the prime rate plus 125 basis points, at the Company’s option on outstanding borrowings for the period; a five-year, $185.0 First Lien Term Loan with an annual interest rate of three-month LIBOR plus 400 basis points paid quarterly; and a six-year, $265.0 Second Lien Term Loan with an annual interest rate of three-month LIBOR plus 675 basis points paid quarterly. Beginning in May 2005, pricing on the Revolving Credit Facility will be based on the Company’s Leverage Ratio as defined in the Revolving Credit Facility. The Credit Spread over LIBOR and the prime rate will range from 200 to 275 basis points and 100 to 125 basis points, respectively. The First and Second Lien Term Loans have a LIBOR floor of 200 basis points. The Company may elect to pre-pay the First Lien Term Loan for 102% and 101% of its face amount in the first and second year after its issuance, respectively, and at par thereafter. The Second Lien Term Loan was issued at a 2% discount, and in certain circumstances, the Company may elect to pre-pay this loan at 105% and 103% of its face amount in the third and fourth years after its issuance, respectively, and at par thereafter.

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

     As part of the restructuring of the sale and leaseback transaction in June of 2003, the Company entered into three swaps, each with a notional amount of $50.0, which were designated as cash flow hedges. These swaps hedged the Company’s exposure to variability in cash flows attributable to rent expense paid in relation to the sale and leaseback transaction. As part of the February 2004 Financing, the Company terminated two of the three swaps and redesignated the third as a cash flow hedge against debt entered into in conjunction with the February 2004 Financing. The termination, redesignation and refinancing resulted in an overall cost of $14.4, which was net of $3.8 that was previously included in other comprehensive income (loss).

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

     These debt agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that the Company maintain available liquidity (as defined in the Revolving Credit Facility) of at least $55.0 or maintain a Fixed Charge Coverage Ratio initially of at least 1.0:1.0. This ratio increases to 1.05:1.0 beginning with the four quarters ending December 31, 2006 and further increases to 1.10:1.0 beginning with the four quarters ending March 31, 2008. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is earnings before interest, taxes, depreciation and amortization divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to the Company’s equity for the same period. There are certain liquidity thresholds which must be met in order for the Company to settle lawsuits or pay judgments. There are other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash. The Company’s current financing agreements permit a quarterly dividend rate of up to $0.09 per share and Restricted Payments (as defined in the First and Second Lien Term Loans) can not exceed $15.0 in aggregate over the life of the financings. Restricted Payments include dividend payments when the Company’s earnings are below a certain level, stock redemption payments, principal payments of subordinated debt prior to its maturity, and certain investments. As of March 31, 2005, the Company had paid approximately $8.0 in dividends from February 10, 2004 to March 31, 2005, which are considered Restricted Payments and has $7.0 available for Restricted Payments during the remaining term of the financings. The Company is in compliance with all debt covenants.

8.	STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, any difference between the exercise price of the Company’s employee stock options and the market price of the underlying stock on the date of grant is recognized as compensation expense over the vesting period of the options. The alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models for determining compensation expense. The Company’s net earnings (loss) would not have been impacted if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005 and 2004.

9.	COMMITMENTS AND CONTINGENCIES

     The Company has commitments and contingent liabilities, including legal proceedings, environmental liabilities, commitments relating to certain state incentives, and various operating lease commitments.

     The Company’s operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company’s policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $3.3 and $13.8 on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of approximately $6.8 and $7.0 at March 31, 2005 and December 31, 2004, respectively, which are reflected as other noncurrent liabilities in the Company’s Balance Sheets. These accruals represent management’s best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6.2 to $16.8. These non-capital and capital expenditures are expected to be incurred over the next 15 to 30 years.

     The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on the Company’s consolidated financial results in a future reporting period. However, management believes the ultimate outcome will not have a significant effect on the Company’s consolidated results of operations, financial position, or liquidity.

     The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Three Months ended
	March 31,
	2005	2004
Balance at beginning of period	$7.0	$6.5
Changes in remediation costs	—	0.1
Expenditures	(0.2)	(0.1)
Foreign currency translation adjustments	—	—

Balance at end of period	$6.8	$6.5

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

     Beginning in September 2002, several producers of polyester staple fiber, including the Company, were named in various civil actions asserting claims based on alleged price fixing and market allocation in the polyester staple industry. These proceedings are summarized below.

     The Company and certain other persons were named as defendants in 65 actions brought by direct and indirect purchasers of polyester staple fiber for violations of federal and state antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act, state antitrust and state unfair competition laws. Some of these actions seek certification of a class including all persons who directly or indirectly purchased polyester staple fiber similarly affected by such alleged conduct. The plaintiffs in most cases seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief.

     The Company and certain other persons were named as defendants in actions filed in the Superior Court of Justice for Ontario, the Supreme Court of British Columbia, and the Superior Court for Quebec, Canada, by plaintiffs purporting to represent classes of direct and indirect purchasers of polyester staple fiber. The Company has entered into an agreement to resolve all of the Canadian litigation by payment of $0.05. The settlement agreement provides that the Company denies the allegations and believes that it is not liable. This settlement is subject to Court approval in each of the Courts where the matters are pending and remains terminable under certain circumstances. The Court approval hearings are currently scheduled to occur in May and June 2005.

     In addition to the foregoing, the Company may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. The Company vehemently denies that it or its employees engaged in price fixing or customer allocation and it intends to vigorously defend against the civil claims and any civil claims or proceedings that may be brought against the Company in the future. Because of the uncertainties and complexity of these civil claims, the Company has not formed an opinion about whether these proceedings will have a material adverse effect on its consolidated financial position or results of operations.

10.	FOREIGN CURRENCY TRANSLATION AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

     Accumulated other comprehensive income (loss) is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company’s investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $5.3 and $(36.5) for the three months ended March 31, 2005 and 2004, respectively.

11.	SEGMENT INFORMATION

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

       Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization. Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data. The accounting policies are the same as those described in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

	Packaging	Fibers and
	Products	Recycled Products
	Group	Group	Total
Three months ended March 31, 2005
Revenues	$228.8	$157.5	$386.3
Segment profit	24.5	2.9	27.4
Assets	778.9	313.4	1,092.3
Three months ended March 31, 2004
Revenues	$162.3	$131.5	$293.8
Segment profit (loss)	3.9	(1.0)	2.9
Assets	766.7	313.4	1,080.1

     Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended
	March 31,
	2005	2004
Segment Profit
Total for reportable segments	$27.4	$2.9
Non-capitalizable financing costs	—	(40.2)
Restructuring charges	—	(0.3)
Provision for uncollectible accounts	—	(0.3)
Other expense	(1.8)	(1.2)
Interest expense, net	(10.4)	(7.5)

Earnings (loss) before income taxes (benefit)	$15.2	$(46.6)

Assets
Total for reportable segments	$1,092.3	$1,080.1
Corporate assets(1)	80.3	74.1

	$1,172.6	$1,154.2

(1)	Corporate assets include cash, certain prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

ITEM 2.	MANAGEMENT ’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are principally engaged in the manufacturing and marketing of high-quality PermaClear® brand PET (polyethylene terephthalate) packaging resins, Fortrel® brand polyester staple fibers and Wellamid® engineering resins. We believe we are the world’s largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. As of March 31, 2005, we had annual operating capacity to manufacture approximately 1.4 billion pounds of PET resins and 0.9 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe.

     Our operations are classified into two reportable operating segments: the Packaging Products Group (or PPG) and the Fibers and Recycled Products Group (or FRPG). Our PermaClear® PET resins are produced by the PPG from purified terephtalic acid (PTA) and monoethylene glycol (MEG). These resins are primarily used in the manufacture of plastic soft drink bottles and other food and beverage packaging. The FRPG produces Fortrel® polyester staple fibers and other polyester and nylon staple fibers that are primarily used in apparel, non-woven, home furnishing and industrial products. These fibers are produced from PTA and MEG and recycled raw materials.

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

     Our profitability is primarily determined by our sales volume and raw material margins, which is the difference between net selling price and raw material cost. Both PET resin and polyester staple fiber volume and raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A one-cent per pound change in raw material margin on approximately 2.2 billion pounds of resin and fiber sales volumes results in an annual change of approximately $22.0 in pre-tax earnings.

     Volumes, selling prices and raw material costs each may be affected by actions of our competitors, global economic and market conditions, export and import activity, and the prices of competing materials.

     Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

     Total net sales for the three months ended March 31, 2005 increased $92.5, or 31.5%, to $386.3 from $293.8 for the corresponding period in 2004 due to the following:

	PPG	FRPG	TOTAL
Net selling prices	$64.1	$28.2	$92.3
Sales volumes	1.3	(4.0)	(2.7)
Foreign currency translation	1.1	1.8	2.9

	$66.5	$26.0	$92.5

     Net selling price increases were initiated in both segments during 2005 and 2004 due to improved market conditions and higher raw material costs.

     Total cost of sales for the three months ended March 31, 2005 increased $64.4, or 23.3%, to $340.8 from $276.4 for the corresponding period in 2004 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$43.5	$20.0	$63.5
Plant added costs	(0.3)	(2.1)	(2.4)
Foreign currency translation	0.9	2.4	3.3

	$44.1	$20.3	$64.4

     The higher raw material costs are due primarily to higher purchase prices in both our chemical and recycled-based businesses. The primary factor contributing to the higher purchase prices is a tight supply/demand balance for both chemical and recycled-based raw materials.

     Plant added costs were lower compared to the same period last year as a result of our ongoing cost reduction efforts which more than offset higher depreciation and amortization, principally resulting from the February 2004 Financing.

     As a result of the foregoing, gross profit increased by $28.1 to $45.5 in the 2005 period compared to $17.4 in the 2004 period.

     Selling, general and administrative expenses were $18.1, or 4.7% of net sales, in the 2005 period compared to $14.5, or 4.9% of net sales, in the 2004 period. The higher spending was primarily due to our reinstatement of certain salary and benefit programs effective January 1, 2005.

     We incurred $40.2 of non-capitalizable costs associated with our financing in the first quarter of 2004. For additional information on the February 2004 Financing, see Note 7 to the Condensed Consolidated Financial Statements.

     We incurred restructuring charges of $0.3 for the three months ended March 31, 2004. For additional information on our cost reduction programs, see Note 3 to the Condensed Consolidated Financial Statements.

     Other expense consisted of $1.8 and $1.2 of Legal Costs (see Part II, Item 1. “Legal Proceedings” and Notes 4 and 9 to the Condensed Consolidated Financial Statements) for the three months ended March 31, 2005 and 2004, respectively.

     As a result of the foregoing, we reported operating income of $25.6 in the 2005 period compared to an operating loss of $39.1 in the 2004 period.

     Interest expense, net was $10.4 in the 2005 period compared to $7.5 in the 2004 period. This was the result of increased long-term debt, higher Credit Spreads, and increased amortization of debt issuance costs in interest expense due to the February 2004 Financing and higher interest rates.

     Our effective tax rate for the three months ending March 31, 2005 on earnings was 27.6% compared to 39.5% on a net loss for the three months ended March 31, 2004. Our tax rate changed due to the relative proportion of U.S. to foreign earnings and our overall earnings level. Foreign earnings are taxed at rates lower than U.S. rates.

     As a result of the foregoing, we reported net earnings of $11.0, or $0.20 per diluted share, for the three months ended March 31, 2005, compared to a net loss of $28.2, or $0.99 per diluted share, for the three months ended March 31, 2004.

OUTLOOK

     The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements; Risks and Uncertainties” below.

     We expect that our operating results for 2005 will be better than our operating results for 2004. We believe this improvement will result primarily from improvements in PET resin and fiber raw material margins and the continuing effects of our cost reduction programs. We expect fiber raw material margins to improve due to selling price increases over the last six months. We expect PET resin capacity utilization in the NAFTA region to remain strong in 2005 as demand is expected to grow 7-8% while capacity is expected to remain substantially the same. This is expected to support improved raw material margins for the NAFTA PET resin industry for the full year 2005 compared to 2004. We expect raw material costs to be volatile for the remainder of 2005. This may impact monthly and quarterly raw material margins because selling prices are announced before raw material costs are finalized.

     Recently, China decreased its purchases of polyester chemical raw materials and raw material prices have declined. However, it is generally expected that Chinese purchases will rebound in the second half of 2005 resulting in the continuation of a globally tight supply situation for our raw materials. In a tight market, spot prices are generally higher than contract prices for these raw materials. Asian polyester producers, particularly Chinese producers, are large spot purchasers, while U.S. and European polyester producers are primarily contract purchasers of polyester raw materials. Therefore, if Chinese purchases rebound in the second half of the year as anticipated, a tighter polyester raw material market is expected. This should eliminate or reduce the Asian polyester producers’ cost advantage. Additionally, the limited raw material supply may constrain PET resin and polyester fiber imports into the NAFTA region and European Union. These factors should improve our competitiveness in the PET resin and the polyester staple fiber markets. We believe our long-term raw material supply contracts in place at March 31, 2005, provide us with sufficient raw materials for our existing and planned future production requirements through 2007.

     We expect that the domestic textile chain will continue to be adversely impacted by imports, especially from China, since all remaining quotas on all textile and apparel imports into the United States were eliminated as of January 1, 2005, pursuant to the GATT (now known as the World Trade Organization created as part of the Uruguay Round Agreement enacted in 1994). We expect to receive a payment under the Continued Dumping and Subsidy Offset Act in the fourth quarter of 2005 which we expect will be less than the amount we received in 2004.

     As a result of our cost reduction plans, we expect to reduce our annual controllable costs by the end of 2005 by approximately $5 million (net of the cost of certain wage and benefit programs which were reinstated in January 2005) compared to 2004 levels.

CAPITAL RESOURCES AND LIQUIDITY

     Net cash used in operations was $5.7 for the three months ended March 31, 2005, compared to $51.1 for the three months ended March 31, 2004. Higher net earnings for the period ended March 31, 2005 were principally responsible for this change.

     Net cash used in investing activities amounted to $6.5 in 2005 compared to $229.0 in 2004. Investing activities were comprised of capital expenditures and in 2004 the purchase of sale-leaseback assets of $150.0 and the $77.1 pre-payment of a raw material contract, both in conjunction with the February 2004 Financing (see Note 7 to the Condensed Consolidated Financial Statements). Capital expenditures were $6.5 in the first quarter of 2005 compared to $1.9 in the first quarter of 2004. We expect additional capital expenditures of approximately $50 to $55 during the remainder of 2005, primarily due to the expansion of PET resin capacity at our Pearl River facility.

     Net cash provided by financing activities amounted to $14.4 in 2005 compared to net cash provided by financing activities of $83.3 in 2004. For additional information on our long-term borrowings, including the non-capitalizable financing costs incurred in 2004, see Note 7 to the Condensed Consolidated Financial Statements.

     The financial resources available to us at March 31, 2005 included approximately $125.0 available under our Revolving Credit Facility and internally generated funds. We believe these financial resources will provide us with sufficient liquidity to meet our foreseeable needs for working capital, capital expenditures and dividends. We are in compliance with all debt covenants. For additional information on the payment of dividends, see note 7 to the Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

     Statements contained in this Form 10-Q that are not historical facts, including those made in the “Outlook” section above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: reduced raw material margins; reduced sales volumes; increase in costs; the financial condition of our customers; polyester staple fiber and textile imports; availability and cost of raw materials; the impact of litigation arising our of alleged pricing practices in the polyester staple fiber industry; the actions of our competitors; the effective implementation of our cost reduction programs; availability of financing, changes in financial markets, interest rates, credit ratings, and foreign currency exchange rates; regulatory changes; tax risks; U.S. European, Asian and global economic conditions; prices and volumes of PET resin imports; work stoppages; levels of production capacity and profitable operations of assets; prices of competing products; natural disasters and acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

     For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     For information about our derivative financial instruments, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of our Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a—14(c) and 15d — 14(c) promulgated under the Securities Exchange Act of 1934, were effective on that date.

(b)	As a result of the Company’s ongoing evaluation of internal control over financial reporting, the Company implemented improved procedures during the first quarter of 2005 as it relates to information technology general controls. Management has identified no other changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     Beginning in September 2002, several producers of polyester staple fiber, including Wellman, were named in various civil actions asserting claims based on alleged price fixing and market allocation in the polyester staple industry. These proceedings are summarized below.

     Wellman and certain other persons were named as defendants in twenty-four (24) federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. In ten of the cases, the plaintiff purports to represent a class of all persons who directly purchased polyester staple fiber and were similarly affected by such alleged conduct. Fourteen of the cases are brought by plaintiffs who do not purport to represent a class. Certain of these cases name employees of Wellman and other companies as defendants.

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

     In addition to the direct purchaser actions discussed above, forty-one purported class actions alleging violations of federal antitrust laws, state antitrust or unfair competition laws and certain state consumer protection acts have been filed in one federal court and various state courts on behalf of purported classes of indirect purchasers of polyester staple fiber products. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. One indirect purchaser case is pending in the U.S. District Court for the Western District of North Carolina and is subject to the order issued by the Judicial Panel on Multi-District Litigation for coordination or consolidation with the other federal cases. The rest of the indirect purchaser cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. In all of these cases, the plaintiffs seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief. Two of the indirect purchaser cases filed in Massachusetts were dismissed. The dismissal of one of those cases has been appealed and the appeal is currently pending.

     Wellman and certain other persons were named as defendants in actions filed in the Superior Court of Justice for Ontario, the Supreme Court of British Columbia, and the Superior Court for Quebec, Canada, by plaintiffs purporting to represent classes of direct and indirect purchasers of polyester staple fiber. The Company has entered into an agreement to resolve all of the Canadian litigation by payment of $0.05. The settlement agreement provides that the Company denies the allegations and believes that it is not liable. This settlement is subject to Court approval in each of the Courts where the matters are pending and remains terminable under certain circumstances. The Court approval hearings are currently scheduled to occur in May and June 2005.

     In addition to the foregoing, Wellman may become subject to additional proceedings and lawsuits under federal and state antitrust and unfair competition laws. Wellman vehemently denies that we or our employees engaged in price fixing or customer allocation and we intend to vigorously defend against the civil claims and any civil claims or proceedings that may be brought against us in the future. Because of the uncertainties and complexity of these civil claims, we have not formed an opinion about whether these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

4(a)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt, which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

(1)	The Company filed a Form 8-K on February 16, 2005 to announce its (1) Fourth Quarter 2004 results, (2) Historical Adjusted EBITDA and Post Financing Adjusted EBITDA, and (3) Information on Cost Reduction Programs.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.

Dated May 9, 2005	By /s/ Keith R. Phillips

Chief Financial Officer and
Vice President
(Principal Financial Officer)

Dated May 9, 2005	By /s/ Mark J. Ruday

Chief Accounting Officer,
Vice President and Controller
(Principal Accounting Officer)