Form 10-Q
period 2005-06-30
WELLMAN INC
filed 2005-08-09
CIK 812708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Registrant’s telephone number, including area code: (803) 835-2000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of July 29, 2005, there were 32,444,627 shares of the registrant’s Class A common stock, $0.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.

ITEM 1. FINANCIAL STATEMENTS
WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net sales	$345.0	$329.0	$731.3	$622.8
Cost of sales	326.4	305.7	667.2	582.1

Gross profit	18.6	23.3	64.1	40.7
Selling, general and administrative expenses	13.7	13.8	31.8	28.3
Non-capitalizable financing costs	—	—	—	40.2
Provision for uncollectible accounts	—	—	—	0.3
Restructuring charges	0.6	0.8	0.6	1.1
Other expense, net	26.0	1.1	27.8	2.3

Operating income (loss)	(21.7)	7.6	3.9	(31.5)
Interest expense, net	11.2	10.1	21.6	17.6

Loss before income tax benefit	(32.9)	(2.5)	(17.7)	(49.1)
Income tax benefit	(10.2)	(1.0)	(6.0)	(19.4)

Net loss	$(22.7)	$(1.5)	$(11.7)	$(29.7)

Net loss attributable to common stockholders:
Net loss	$(22.7)	$(1.5)	$(11.7)	$(29.7)
Accretion of preferred stock	(3.4)	(3.0)	(7.4)	(6.0)

Net loss attributable to common stockholders	$(26.1)	$(4.5)	$(19.1)	$(35.7)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(0.82)	$(0.14)	$(0.60)	$(1.13)

Dividends per common share	$0.05	$0.05	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$4.3	$5.6
Accounts receivable, less allowance of $2.1 in 2005 and $2.6 in 2004	162.7	200.2
Inventories	163.6	145.0
Prepaid expenses and other current assets	26.7	27.1

Total current assets	357.3	377.9
Property, plant and equipment, at cost:
Land, buildings and improvements	137.9	140.4
Machinery and equipment	1,078.2	1,095.9
Construction in progress	31.1	11.0

	1,247.2	1,247.3
Less accumulated depreciation	602.1	591.8

Property, plant and equipment, net	645.1	655.5
Goodwill, net	36.6	38.2
Other assets, net	82.8	95.3

	$1,121.8	$1,166.9

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$85.3	$113.3
Accrued liabilities	52.1	49.2

Total current liabilities	137.4	162.5
Long-term debt	492.8	471.5
Deferred income taxes and other liabilities	95.4	106.4

Total liabilities	725.6	740.4
Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	58.9	56.0
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	87.8	83.3
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 34,944,627 shares issued in 2005 and 34,531,747 in 2004	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized, no shares issued	—	—
Paid-in capital	246.3	245.5
Common stock warrants	4.9	4.9
Accumulated other comprehensive income	14.8	31.0
Retained earnings	33.0	55.3
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	396.2	426.5

	$1,121.8	$1,166.9

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Series A		Series B		Class A			Common	Other
	Preferred		Preferred		Common		Paid-In	Stock	Comprehensive	Retained	Treasury
	Stock Issued		Stock Issued		Stock Issued		Capital	Warrants	Income	Earnings	Stock	Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	4.5	$51.0	6.7	$76.0	34.4	$—	$245.3	$4.9	$25.2	$112.7	$(49.5)	$465.6
Net loss										(38.8)		(38.8)
Currency translation adjustments									10.3			10.3
Minimum pension liability adjustments									(2.1)			(2.1)
Fair value of derivatives									(2.4)			(2.4)

Total comprehensive loss												(33.0)
Cash dividends ($0.20 per share)										(6.3)		(6.3)
Equity transaction costs							(0.1)					(0.1)
Accretion of preferred stock		5.0		7.3						(12.3)		—
Exercise of stock options, net					—	—	0.2					0.2
Issuance of restricted stock, net					0.1	—	0.1					0.1

Balance at December 31, 2004	4.5	56.0	6.7	83.3	34.5	—	245.5	4.9	31.0	55.3	(49.5)	426.5
Net loss										(11.7)		(11.7)
Currency translation adjustments									(16.6)			(16.6)
Fair value of derivatives									0.4			0.4

Total comprehensive loss												(27.9)
Cash dividends ($0.10 per share)										(3.2)		(3.2)
Accretion of preferred stock		2.9		4.5						(7.4)		—
Issuance of restricted stock, net					0.4		0.8					0.8

Balance at June 30, 2005 (unaudited)	4.5	$58.9	6.7	$87.8	34.9	$—	$246.3	$4.9	$14.8	$33.0	$(49.5)	$396.2

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
(In millions)

	2005	2004
Cash flows from operating activities:
Net loss	$(11.7)	$(29.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	27.2	27.8
Amortization	8.7	7.0
Amortization in interest expense, net	2.1	1.9
Deferred income taxes and other	(7.2)	(20.9)
Non-capitalizable financing costs	—	21.0
Changes in operating assets and liabilities	(13.8)	(50.1)

Net cash provided by (used in) operating activities	5.3	(43.0)

Cash flows from investing activities:
Additions to property, plant and equipment	(24.5)	(4.3)
Purchase of sale-leaseback assets	—	(150.0)
Pre-payment of raw material contract	—	(77.1)

Net cash used in investing activities	(24.5)	(231.4)

Cash flows from financing activities:
Borrowings under long-term debt, net	20.9	115.0
Termination of swaps	—	(11.9)
Dividends paid on common stock	(3.2)	(3.2)
Debt issuance costs	—	(18.0)

Net cash provided by financing activities	17.7	81.9

Effect of exchange rate changes on cash and cash equivalents	0.2	0.3

Decrease in cash and cash equivalents	(1.3)	(192.2)
Cash and cash equivalents at beginning of period	5.6	205.5

Cash and cash equivalents at end of period	$4.3	$13.3

Supplemental cash flow data:
Cash paid during the period for:
Interest, net	$19.7	$13.9
Income taxes	$0.8	$0.5
See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The Condensed Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Wellman, Inc.’s (which, together with its subsidiaries, is herein referred to as the “Company “) Annual Report on Form 10-K for the year ended December 31, 2004.
     In December 2004, the FASB released Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Shared Based Payment.” This Statement is now effective for the first annual fiscal period commencing after June 15, 2005. The Company will implement this Statement in its first quarter 2006 financial statements, using the standard’s “modified prospective” method. For additional information regarding SFAS 123 (Revised), see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of Recently Issued Accounting Pronouncements and Accounting Changes” in the Company’s 2004 Annual Report on Form 10-K.
     In July 2005, the Financial Accounting Standards Board (“FASB”) issued an Exposure draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109.” The Interpretation, when issued, is expected to address diverse accounting practices that have developed with regard to recognizing, derecognizing, or measuring benefits related to uncertain tax positions. The Company, as the Exposure Draft is currently written, would be required to recognize in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained on audit based solely on the technical merits of the position. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. The Company is currently evaluating what effect, if any, this Interpretation as written will have on its consolidated financial position and results of operations.
     Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

2. INVENTORIES
     Inventories consisted of the following:

	June 30,	December 31,
	2005	2004
Raw materials	$56.6	$47.5
Finished and semi-finished goods	99.8	90.2
Supplies	7.2	7.3

	$163.6	$145.0

3. RESTRUCTURING CHARGES
     During the second quarter of 2005, the Company announced and implemented a strategic plan to reduce the stated annual polyester staple fiber capacity located at its Johnsonville, S.C. facility by approximately 80 million pounds. In conjunction with this plan, the Company’s Fibers and Recycled Products Group (“FRPG”) recorded a charge for equipment that was permanently shut down of $0.2 and incurred severance costs of $0.4, representing a total restructuring charge of $0.6. The following represents changes in the severance accrual during the quarter:

Severance
Costs
Accruals during the second quarter of 2005	$0.4
Cash payments	(0.2)

Accrual balance at June 30, 2005	$0.2

     In November 2003, the Company announced a plan with Company-wide cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. During the first half of 2004, the Company incurred severance costs of $1.1 associated with this plan, of which $0.1 related to the Packaging Products Group (“PPG”) and $1.0 related to the FRPG. These costs were reflected in operating income (loss) in the Condensed Consolidated Statements of Operations. The following represents changes in the accruals since December 31, 2003.

Severance
Costs
Accrual balances at December 31, 2003	$6.1
Accruals during the first half of 2004	1.1
Cash payments	(6.2)
Currency translation adjustments	(0.1)

Accrual balances at June 30, 2004	0.9
Accruals during the remainder of 2004	1.8
Cash payments during the remainder of 2004	(1.3)
Currency translation adjustments during the remainder of 2004	0.2

Accrual balances at December 31, 2004	1.6
Cash payments	(1.0)
Currency translation adjustments	(0.1)

Accrual balances at June 30, 2005	$0.5

     The total accrual for severance costs under both plans was $0.7 at June 30, 2005. The reduction in the number of employees was completed by the end of 2004; however, due to union negotiations, certain payments were not made by June 30, 2005 but are expected to be paid out during the remainder of 2005.
4. OTHER EXPENSE, NET
     Other expense, net for the three and six month periods ended June 30, 2005 and 2004 consisted of rebates from anti-dumping duties that totaled $0.1 in both the three and six-month periods ended June 30, 2005, and legal fees, settlements, and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned) and related civil litigation (collectively referred to as “Legal Costs”). Legal Costs totaled $26.1 and $27.9 for the three and six-month periods ended June 30, 2005, respectively, and $1.1 and $2.3 for the three and six-month periods ended June 30, 2004, respectively. The significant increase in Legal Costs is due to the Company recording a pretax charge of $24.0 in the second quarter of 2005 that relates to the Company’s minimum probable cost to defend and/or settle all civil claims alleging that it engaged in price fixing and market allocation in the polyester staple fiber industry. For additional information on legal proceedings, see Note 8 and Item 1. “Legal Proceedings.”
5. NET LOSS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator for basic and diluted net loss attributable to common stockholders per common share:
Net loss attributable to common stockholders	$(26.1)	$(4.5)	$(19.1)	$(35.7)

Denominator:
Denominator for basic and diluted net loss attributable to common stockholders per common share — weighted-average shares	31.7	31.6	31.7	31.6

6. DEFINED BENEFIT PLANS
     The components of the Company’s net periodic pension cost are as follows for the periods indicated:

		Three Months Ended				Six Months Ended
		June 30,				June 30,
	2005		2004		2005		2004
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$0.2	$0.7	$0.1	$0.6	$0.3	$1.4	$0.3	$1.1
Interest cost	0.8	1.0	0.8	0.9	1.6	2.0	1.6	1.7
Expected return on assets	(0.9)	(1.3)	(0.8)	(1.4)	(1.8)	(2.6)	(1.7)	(2.8)
Net amortization	0.3	0.5	0.2	0.1	0.6	1.0	0.5	0.3

Total estimated net periodic pension expense	$0.4	$0.9	$0.3	$0.2	$0.7	$1.8	$0.7	$0.3

Employer contributions
     The Company expects to contribute $3.1 to its domestic defined benefit plans and $2.8 to its foreign plans in 2005. As of June 30, 2005, $0.8 has been contributed to its domestic plans and $1.3 has been contributed to its foreign plans.
7. STOCK OPTIONS
          Until adoption of SFAS No. 123 (Revised), the Company will continue to account for its share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. Under APB 25, any difference between the exercise price of the Company’s employee stock options and the market price of the underlying stock on the date of grant is recognized as compensation expense over the vesting period of the options. The alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models for determining compensation expense. The following table illustrates the effect on the net loss attributable to common stockholders and the net loss attributable to common stockholders per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(26.1)	$(4.5)	$(19.1)	$(35.7)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(0.1)	(0.1)	(0.1)

Pro forma net loss attributable to common stockholders	$(26.1)	$(4.6)	$(19.2)	$(35.8)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders per basic and diluted share:
As reported	$(0.82)	$(0.14)	$(0.60)	$(1.13)
Pro forma	$(0.82)	$(0.14)	$(0.60)	$(1.13)
8. COMMITMENTS AND CONTINGENCIES
     The Company has commitments and contingent liabilities, including legal proceedings, environmental liabilities, and various operating lease commitments.
     The Company’s operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company’s policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $3.3 and $13.7 on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of $6.7 and $7.0 at June 30, 2005 and December 31, 2004, respectively, which are reflected as other noncurrent liabilities in the Balance Sheets. These accruals represent management’s best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6.1 to $16.6. These non-capital and capital expenditures are expected to be incurred over the next 15 to 30 years.
     The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on the Company’s consolidated financial results in a future reporting period. However, management believes the ultimate outcome will not have a significant effect on the Company’s consolidated results of operations, financial position, or liquidity.
     The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Six Months Ended
	June 30,
	2005	2004
Balance at beginning of period	$7.0	$6.5
Changes in estimated remediation costs	—	0.1
Expenditures	(0.3)	(0.1)

Balance at end of period	$6.7	$6.5

     There are no environmental matters where a material loss is reasonably possible in addition to amounts currently accrued.

     The Company has entered into multiple raw material purchase agreements in the ordinary course of business, which contain early cancellation penalties.
     Effective July 2005, certain of the Company’s foreign subsidiaries entered into a five-year €20 revolving line of credit secured by their trade accounts receivable. Wellman, Inc. has guaranteed this facility.
     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of this ordinary course litigation will not have a material adverse effect, if any, on the Company’s consolidated financial position or results of operations.
     Since September 2002, several producers of polyester staple fiber, including the Company, have been named in various civil actions asserting claims based on alleged price fixing and market allocation in the polyester staple industry. These proceedings are summarized below.
     The Company and other persons are named as defendants in 61 still pending actions brought by direct and indirect purchasers of polyester staple fiber for violations of federal and state antitrust laws. In these lawsuits, the plaintiffs variously allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act, state antitrust and state unfair competition laws. Some of these actions seek certification of a class including all persons who directly or indirectly purchased polyester staple fiber similarly affected by such alleged conduct. The plaintiffs in most cases seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief.
     During June and July, the Company settled all claims against Wellman and any of its employees arising from alleged price fixing and market allocation with 35 direct purchasers of polyester staple fiber. The 35 direct purchasers of polyester staple fiber with which the Company has settled purchased more than half of the volume of polyester staple fiber sold in North America from April 1999 to July 2001.
     Wellman denies any wrongdoing and believes that it has strong defenses to any claims; however, Wellman is settling to minimize future expenses, risk and disruption of business that occurs with any litigation. Wellman has agreed, under certain circumstances and for a limited period of time, to increase the settlement payment if it agrees to settle other similar claims for a greater amount.
     The Company and other persons are also named as defendants in actions filed in the Superior Court of Justice for Ontario, the Supreme Court of British Columbia, and the Superior Court for Quebec, Canada, by plaintiffs purporting to represent classes of direct and indirect purchasers of polyester staple fiber. The Company has entered into an agreement to resolve all of the Canadian litigation by paying $0.05. Wellman denies the allegations in the Canadian litigation. The settlement has been approved by the Ontario Court. It has been tentatively approved by the Quebec Court and final approval is expected from the Quebec Court in August 2005. It is still subject to Court approval by the British Columbia Court. The Court approval hearing in British Columbia is currently scheduled to occur in September 2005. This settlement may be terminated under certain circumstances.
     During the second quarter of 2005, the Company recorded a pretax charge of $24.0, which is expected to cover the minimum probable charge to settle with the 35 direct purchasers, as well as future costs to defend and/or settle all other civil claims described above. The after-tax effect of the charge was $15.6.
     The Company vehemently denies that it or its employees engaged in price fixing or customer allocation and it intends to vigorously defend against the civil claims and any civil claims or proceedings unless the Company can settle them in a cost effective manner.

Because of the uncertainties and complexity of these civil claims, the Company has not formed an opinion about whether these proceedings will have a material adverse effect on its consolidated financial position or results of operations.
9. FOREIGN CURRENCY TRANSLATION AND ACCUMULATED OTHER COMPREHENSIVE INCOME
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
            Accumulated other comprehensive income is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company’s investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $(33.2) and $1.6 for the three months ended June 30, 2005 and 2004, respectively, and $(27.9) and $(34.9) for the six months ended June 30, 2005 and 2004, respectively.
10. SEGMENT INFORMATION
            The Company’s operations are classified into two reportable operating segments: the Packaging Products Group (PPG) and Fibers and Recycled Products Group (FRPG).
The PPG manufactures:

•	PermaClear® solid-stated and amorphous PET resin for use in the manufacturing of soft drink bottles and other food and beverage packaging and

•	EcoClear® PET resin, utilizing recycled PET materials to meet customers’ recycled content PET resin requirements.

The FRPG manufactures:

•	Fortrel® chemical-based polyester staple fibers for use in apparel, non-woven, home furnishing, and industrial products,

•	recycled-based polyester and nylon staple fibers for use in home furnishing, non-woven and industrial products, and

•	recycled-based nylon and polyester engineering resins for use in the injection molding industry.
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

	Packaging	Fibers and
	Products	Recycled Products
	Group	Group	Total
Three months ended June 30, 2005
Revenues	$195.2	$149.8	$345.0
Segment profit	3.5	1.4	4.9
Assets	734.2	297.6	1,031.8
Three months ended June 30, 2004
Revenues	$189.9	$139.1	$329.0
Segment profit	8.0	1.5	9.5
Assets	759.1	312.4	1,071.5
Six months ended June 30, 2005
Revenues	$424.0	$307.3	$731.3
Segment profit	28.0	4.3	32.3
Six months ended June 30, 2004
Revenues	$352.2	$270.6	$622.8
Segment profit	11.9	0.5	12.4
     Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Segment Profit
Total for reportable segments	$4.9	$9.5	$32.3	$12.4
Non-capitalizable financing costs	—	—	—	(40.2)
Provision for uncollectible accounts	—	—	—	(0.3)
Restructuring charges (See note 3)	(0.6)	(0.8)	(0.6)	(1.1)
Other expense, net (See note 4)	(26.0)	(1.1)	(27.8)	(2.3)
Interest expense, net	(11.2)	(10.1)	(21.6)	(17.6)

Loss before income tax benefit	$(32.9)	$(2.5)	$(17.7)	$(49.1)

Assets
Total for reportable segments	$1,031.8	$1,071.5
Corporate assets (1)	90.0	78.3

	$1,121.8	$1,149.8

(1)	Corporate assets include cash, prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

ITEM 2.	MANAGEMENT ‘S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In millions, except per share data)
GENERAL
     We are principally engaged in the manufacture and marketing of high-quality PermaClear® brand PET packaging resins, Fortrel® brand polyester staple fibers and Wellamid® engineering resins. We believe we are the world’s largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. As of June 30, 2005, we had annual operating capacity to manufacture approximately 1.4 billion pounds of PET resins and 0.8 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe.
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
RECENT DEVELOPMENTS
     During the second quarter of 2005, the Company recorded a pretax charge of $24.0 that represents the minimum probable charge to defend and/or settle all civil claims alleging that the Company engaged in price fixing and market allocation in the polyester staple fiber industry. The after-tax effect of the charge was $15.6. Because of the uncertainties and complexity of these civil claims the Company has not formed an opinion on whether there is a reasonable possibility that the claims would result in an additional charge. For additional information, see Item 1. “Legal Proceedings.”

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004
     Total net sales for the three months ended June 30, 2005 increased $16.0, or 4.9%, to $345.0 from $329.0 for the corresponding period in 2004 due to the following:

	PPG	FRPG	TOTAL
Net selling prices	$32.6	$26.1	$58.7
Sales volumes	(27.7)	(16.4)	(44.1)
Foreign currency translation	0.5	0.9	1.4

	$5.4	$10.6	$16.0

     Net selling prices in both the PPG and the FRPG increased in response to higher raw material costs. PPG volumes decreased as a result of our attempt to maintain selling prices in the second quarter of 2005 and inventory destocking by our customers as prices declined during the second quarter of 2005. These price declines were primarily caused by declines in global raw material prices during the second quarter of 2005, which resulted from a decrease in Chinese purchases of polyester chemical raw materials.
     The decrease in sales volumes for the FRPG is due to our strategic decision to reduce the stated annual polyester staple fiber capacity located at our Johnsonville, S.C. facility by approximately 80 million pounds, a continued decline in U.S. textile fiber demand, and poor economic conditions in the European fibers market.
     Total cost of sales for the three months ended June 30, 2005 increased $20.7, or 6.8%, to $326.4 from $305.7 for the corresponding period in 2004 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$8.9	$10.0	$18.9
Plant added costs	1.1	(1.1)	—
Foreign currency translation	0.5	1.3	1.8

	$10.5	$10.2	$20.7

     The higher raw material costs are due primarily to higher purchase prices in both our chemical and recycled-based businesses.
     As a result of the foregoing, gross profit decreased by $4.7 to $18.6 in the 2005 period compared to $23.3 in the 2004 period.
     Selling, general and administrative expenses were $13.7, or 4.0% of net sales, in the 2005 period compared to $13.8, or 4.2% of net sales, in the 2004 period.
     We incurred restructuring charges of $0.6 and $0.8 for the three months ended June 30, 2005 and 2004, respectively. For additional information on our restructuring charges, see note 3 to the Condensed Consolidated Financial Statements.

     Other expense, net for the three months ended June 30, 2005 and 2004 totaled $26.0 and $1.1 for the three months ended June 30, 2005 and 2004, respectively. For additional information on legal costs included in other expense, net, see “Recent Developments” above and Item 1. “Legal Proceedings.”
     As a result of the foregoing, we reported an operating loss of $21.7 in the 2005 period compared to operating income of $7.6 in the 2004 period.
     Interest expense, net was $11.2 in the 2005 period compared to $10.1 in the 2004 period. This increase was primarily the result of higher interest rates.
     Our effective tax rate for the three months ended June 30, 2005 was 31.2% compared to 40.0% for the three months ended June 30, 2004. Our tax rate changed due to the relative proportion of U.S. to foreign earnings, our overall earnings level, and nondeductible compensation payments in connection with U.S. tax law changes from the American Jobs Creation Act of 2004. Foreign earnings are taxed at rates lower than U.S. rates.
     As a result of the foregoing, we reported a net loss of $22.7 for the three months ended June 30, 2005, compared to a net loss of $1.5 for the three months ended June 30, 2004.
     As a result of the private equity investment, we recorded accretion of the preferred stock liquidation preference, including the amortization of the discount related to the valuation of the common stock warrants, of $3.4 and $3.0 in the three months ended June 30, 2005 and 2004, respectively.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $26.1, or $0.82 per diluted share, for the three months ended June 30, 2005, compared to a net loss attributable to common stockholders of $4.5, or $0.14 per diluted share, for the three months ended June 30, 2004.
SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004
     Total net sales for the six months ended June 30, 2005 increased $108.5, or 17.4%, to $731.3 from $622.8 for the corresponding period in 2004 due to the following:

	PPG	FRPG	TOTAL
Net selling prices	$95.5	$54.3	$149.8
Sales volumes	(25.3)	(20.5)	(45.8)
Foreign currency translation	1.6	2.9	4.5

	$71.8	$36.7	$108.5

     Net selling prices in both the PPG and the FRPG increased in response to higher raw material costs. PPG volumes decreased primarily as a result of our attempt to maintain selling prices in the second quarter of 2005 and inventory destocking by our customers as prices declined during the second quarter of 2005. These price declines were primarily caused by declines in global raw material prices during the second quarter of 2005, which resulted from a decrease in Chinese purchases of polyester chemical raw materials.
     The decrease in sales volumes for the FRPG is due to our strategic decision to reduce the stated annual polyester staple fiber capacity located at our Johnsonville, S.C. facility by approximately 80 million pounds, a continued decline in U.S. textile fiber demand, and poor economic conditions in the European fibers market.

     Total cost of sales for the six months ended June 30, 2005 increased $85.1, or 14.6%, to $667.2 from $582.1 for the corresponding period in 2004 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$52.6	$30.1	$82.7
Plant added costs	0.5	(3.1)	(2.6)
Foreign currency translation	1.5	3.5	5.0

	$54.6	$30.5	$85.1

     The higher raw material costs are due primarily to higher purchase prices in both our chemical and recycled-based businesses.
     Plant added costs were lower compared to the same period last year due to our ongoing cost reduction efforts which more than offset higher depreciation and amortization, principally resulting from the February 2004 Financing.
     As a result of the foregoing, gross profit increased by $23.4 to $64.1 in the 2005 period compared to $40.7 in the 2004 period.
     Selling, general and administrative expenses were $31.8, or 4.3% of net sales, in the 2005 period compared to $28.3, or 4.5% of net sales, in the 2004 period. The higher spending was primarily due to our reinstatement of certain salary and benefit programs effective January 1, 2005.
     We incurred $40.2 of non-capitalizable costs associated with our February 2004 Financing.
     We incurred charges for uncollectible accounts of $0.3 during the six months ended June 30, 2004.
     We incurred restructuring charges of $0.6 and $1.1 for the six months ended June 30, 2005 and 2004, respectively. For additional information on our restructuring charges, see note 3 to the Condensed Consolidated Financial Statements.
     Other expense, net totaled $27.8 and $2.3 for the six months ended June 30, 2005 and 2004, respectively. For additional information on the legal costs included in other expense, net, see “Recent Developments” above and Item 1. “Legal Proceedings.”
     As a result of the foregoing, we reported operating income of $3.9 in the 2005 period compared to an operating loss of $31.5 in the 2004 period.
     Interest expense, net was $21.6 in the 2005 period compared to $17.6 in the 2004 period. This increase was the result of increased long-term debt, higher credit spreads, and increased amortization of debt issuance costs in interest expense due to the February 2004 Financing and higher interest rates.
     Our effective tax rate for the six months ended June 30, 2005 was 34.0% compared to 39.5% for the six months ended June 30, 2004. Our tax rate changed due to the relative proportion of U.S. to foreign earnings, our overall earnings level, and nondeductible compensation payments in connection with U.S. tax law changes from the American Jobs Creation Act of 2004. Foreign earnings are taxed at rates lower than U.S. rates.
     As a result of the foregoing, we reported a net loss of $11.7 for the six months ended June 30, 2005, compared to a net loss of $29.7 for the six months ended June 30, 2004.

     As a result of the private equity investment, we recorded accretion of the preferred stock liquidation preference, including the amortization of the discount related to the valuation of the common stock warrants, of $7.4 and $6.0 in the six months ended June 30, 2005 and 2004, respectively. The change in the accretion was the result of a higher fair market value of the increase in the liquidation preference, primarily during the first quarter of 2005.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $19.1, or $0.60 per diluted share, for the six months ended June 30, 2005, compared to a net loss attributable to common stockholders of $35.7, or $1.13 per diluted share, for the six months ended June 30, 2004.
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB released Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Shared Based Payment.” This Statement is now effective for the first annual fiscal period commencing after June 15, 2005. We will implement this Statement in our first quarter 2006 financial statements, using the Standard’s “modified prospective” approach. For additional information regarding SFAS 123 (Revised), see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of Recently Issued Accounting Pronouncements and Accounting Changes” in our 2004 Annual Report on Form 10-K.
     In July 2005, the Financial Accounting Standards Board (“FASB”) issued an Exposure draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109.” The Interpretation, when issued, is expected to address diverse accounting practices that have developed with regard to recognizing, derecognizing, or measuring benefits related to uncertain tax positions. A Company, as the Exposure Draft is currently written, would be required to recognize in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained on audit based solely on the technical merits of the position. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005. We are currently evaluating the effect this Interpretation as written will have on our consolidated financial position and results of operations.
OUTLOOK
     The following statements are forward-looking statements and should be read in conjunction with the entire “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Forward-Looking Statements; Risks and Uncertainties” below.
     We expect that our operating results for full year 2005 will be better than our operating results for full year 2004. We believe this improvement will result primarily from improvements in PET resin and polyester staple fiber raw material margins. We expect PET resin capacity utilization in the NAFTA region for the full year 2005 to improve over the full year 2004 which should support improved raw material margins for the NAFTA PET resin industry. Our U.S. PET resins business has announced $0.04/lb. and $0.03/lb. selling price increases effective August 1, 2005 and September 1, 2005, respectively. Given the competitive nature of our business and other market influences, there can be no assurance that these price increases will be realized. We anticipate that the inventories of our PET resin customers will return to their normal seasonal levels during the second half of 2005 since raw material costs and thus PET resin prices are expected to rise.
     We expect polyester staple fiber raw material margins to improve for the full year 2005 over the full year 2004 due to selling price increases achieved in late 2004 and early 2005 and an improved product mix resulting from our recent strategic decision to reduce our lower margin sales and increase our sales of higher value-added products. In addition, we expect polyester staple fiber industry capacity utilization in the U.S. to improve as a result of announced capacity reductions in the U.S. and Mexico.

     We expect that the domestic textile chain will continue to be adversely impacted by imports, especially from China, since all remaining quotas on all textile and apparel imports into the United States were eliminated as of January 1, 2005, pursuant to the World Trade Organization. However, the threat of an increase in Chinese imports may be mitigated in the second half of 2005 by recently implemented quota safeguard provisions on a number of apparel products. We expect to receive a payment under the Continued Dumping and Subsidy Offset Act in the fourth quarter of 2005 which we expect will be less than the amount we received in 2004.
     Our contract with the Union of Needle Trades, Industrial and Textile Employees, Hotel Employees and Restaurant Employees (“the Union”) at our Johnsonville, S.C. facility expired on July 31, 2005, and we have extended it until August 12, 2005. We are in active negotiations with the Union to reach agreement on a new contract.
CAPITAL RESOURCES AND LIQUIDITY
     Net cash provided by operations was $5.3 for the six months ended June 30, 2005, compared to net cash used in operations of $43.0 for the six months ended June 30, 2004. Accounts receivable, the elimination of non-capitalizable financing costs and improved operations were principally responsible for this change.
     Net cash used in investing activities amounted to $24.5 in 2005 compared to $231.4 in 2004. Investing activities for the six month periods ended June 30, 2005 and June 30, 2004 were comprised of capital expenditures in the amounts of $24.5 and $4.3 respectively and in 2004, also included the purchase of sale-leaseback assets of $150.0 and the $77.1 pre-payment of a raw material contract, both in conjunction with the February 2004 Financing. We expect additional capital expenditures of approximately $30.0 during the remainder of 2005, primarily due to the expansion of PET resin capacity at our Pearl River facility.
     Net cash provided by financing activities amounted to $17.7 in 2005 compared to net cash provided by financing activities of $81.9 in 2004. The net proceeds from the February 2004 Financing of $489.5 plus $206.4 ($695.9 in total) were used to pay balance sheet debt, purchase PET resin assets that were leased under a sale and leaseback transaction, pre-pay a raw material contract, purchase accounts receivable, and pay certain financing costs, interest and fees. We incurred $40.2 million of non-capitalizable financing costs (including non-cash charges) as a part of the February 2004 Financing.
     Our debt agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that we maintain available liquidity (as defined in the Revolving Credit Facility) of at least $55.0 or maintain a Fixed Charge Coverage Ratio initially of at least 1.0:1.0. This ratio increases to 1.05:1.0 beginning with the four quarters ended December 31, 2006 and further increases to 1.10:1.0 beginning with the four quarters ending March 31, 2008. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is earnings before interest, taxes, depreciation and amortization divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are certain liquidity thresholds, which must be met in order for us to pay certain judgments. There are other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash. Our current financing agreements permit a quarterly dividend rate of up to $0.09 per share and Restricted Payments (as defined in the First and Second Lien Term Loans) can not exceed $15.0 in aggregate over the life of the financings. Restricted Payments include dividend payments when our earnings are below a certain level, stock redemption payments, principal payments of subordinated debt prior to its maturity, and certain investments. As of June 30, 2005, we had paid $9.6 in dividends since February 10, 2004, of which $8.0 are considered Restricted Payments. Therefore, we have $7.0 available for Restricted Payments during the remaining term of the financings. We believe dividends approved by our Board of Directors during the third quarter of 2005 will not be considered Restricted Payments. We are in compliance with all debt covenants.
     The financial resources available to us at June 30, 2005 included approximately $123.5 available under our Revolving Credit Facility and internally generated funds. We believe these financial resources will provide us with sufficient liquidity to meet our foreseeable needs for working capital, capital expenditures and dividends.
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
     For information about our derivative financial instruments, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K for the year ended December 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a—14(c) and 15d — 14(c) promulgated under the Securities Exchange Act of 1934, were effective on that date.

(b)	Based upon an evaluation of whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is reasonably likely to materially affect, such internal control occurred during the period covered by this Report, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that no such change occurred .
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Since September 2002, several producers of polyester staple fiber, including Wellman, have been named in various civil actions asserting claims based on alleged price fixing and market allocation in the polyester staple industry. These proceedings are summarized below.
     Wellman and certain of its employees and other persons are named as defendants in 21 still pending federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. In ten of the cases, the plaintiff purports to represent a class of all persons who directly purchased polyester staple fiber and were similarly affected by such alleged conduct. Of the cases, 11 have been brought by plaintiffs who do not purport to represent a class.
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
     During June and July, the Company settled all claims, with releases through the dates of the settlement, against Wellman or any of its employees arising from alleged price fixing and market allocation with 35 direct purchasers of polyester staple fiber. These 35 direct purchasers of polyester staple fiber purchased more than half of the volume of polyester staple fiber sold in North America from April 1999 to July 2001. Of the 35 direct purchasers, 12 were plaintiffs in cases. In these cases, joint motions to dismiss with prejudice have been filed with the court.
     Wellman denies any wrongdoing and believes that it has strong defenses to any claims; however, it is settling to minimize future expenses, risk and disruption of business that occurs with any litigation. Wellman has agreed, under certain circumstances and for a limited period of time, to increase the settlement payment if it agrees to settle other similar claims for a greater amount.
     In addition to being named in the direct purchaser actions discussed above, Wellman and certain other persons are named as defendants in 40 still pending purported class actions alleging violations of state antitrust or unfair competition laws and certain state consumer protection acts that have been filed in various state courts on behalf of purported classes of indirect purchasers of polyester staple fiber products. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. The indirect purchaser cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. In all of these cases, the plaintiffs seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief.
     Wellman and certain other persons are named as defendants in actions filed in the Superior Court of Justice for Ontario, the Supreme Court of British Columbia, and the Superior Court for Quebec, Canada, by plaintiffs purporting to represent classes of direct and indirect purchasers of polyester staple fiber. The Company has entered into an agreement to resolve all of the Canadian litigation by paying $0.05. The Company denies the allegations in the Canadian litigation. The settlement has been approved by the Ontario Court. It has been tentatively approved by the Quebec Court and final approval is expected from the Quebec Court in August 2005. It is still subject to Court approval by the British Columbia Court. The Court approval hearing in British Columbia is currently scheduled to occur in September 2005. This settlement may be terminated under certain circumstances.
     Wellman vehemently denies that we or our employees engaged in price fixing or customer allocation and we intend to vigorously defend against the remaining civil claims and any civil claims or proceedings unless we can settle them in a cost effective manner. Because of the uncertainties and complexity of these civil claims, the Company has not formed an opinion about whether these proceedings will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our Annual Meeting of Stockholders was held on May 17, 2005.

(b)	See (c) 1. below for the names of each director elected at the meeting.

(c)	At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

1.	The vote for election of seven directors by stockholders of common stock to serve for a term of one year, expiring at the 2006 Annual Meeting of Stockholders, or until their successors are elected and qualified was as follows:

Name	For	Against/Withheld
Thomas M. Duff	28,158,257	1,076,978
James B. Baker	28,172,974	1,062,261
Richard F. Heitmiller	28,156,706	1,078,529
Gerard J. Kerins	28,480,607	754,628
David J. McKittrick	28,469,177	766,058
James E. Rogers	28,051,553	1,183,682
Roger A. Vandenberg	28,158,532	1,076,703
As a result, all of the above nominees were elected to the Board. (*)

2.	The vote for election of two directors by stockholders of Preferred Stock to serve for a term of one year, expiring at the 2006 Annual Meeting of Stockholders, or until their successors are elected and qualified was as follows:

Name	For	Against/Withheld
David A. Barr	11,202,143	0
Oliver M. Goldstein	11,202,143	0
3.	The combined vote for the proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to examine our consolidated financial statements for the fiscal year ending December 31, 2005: 42,126,832 votes cast for, 71,712 votes cast against, and 28,282 abstentions. As a result, the Board’s selection of Ernst & Young LLP was approved. (*)

(*)	Under the rules of the New York Stock Exchange, brokers holding shares in street name have the authority to vote certain matters when they have not received instructions from the beneficial owners. Brokers that did not receive such instructions were entitled to vote on each of the above proposals. As a result, broker non-votes had no effect on the outcome of these proposals.

(d)	Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits.

4	(a)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt, which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     (b) Reports on Form 8-K.
(1)	The Company filed a Form 8-K on April 27, 2005 for the purpose of disclosing its first quarter 2005 results, historical adjusted EBITDA and Post Financing Adjusted EBITDA.

(2)	The Company filed a Form 8-K on June 16, 2005 for the purpose of disclosing its announcement that it will record a pretax charge of $24.0 that relates to its expected cost to defend and/or settle all civil claims alleging that the Company engaged in price fixing for sales of polyester staple fiber.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.
Dated August 9, 2005	By /s/ Keith R. Phillips
Chief Financial Officer and
Vice President (Principal Financial Officer)

Dated August 9, 2005	By /s/ Mark J. Ruday
Chief Accounting Officer,
Vice President and Controller (Principal Accounting Officer)