Form 10-Q
period 2005-09-30
WELLMAN INC
filed 2005-11-09
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code: (803) 835-2000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 28, 2005, there were 32,446,722 shares of the registrant’s Class A common stock, $0.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
INDEX

Page No.
PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited, except where noted)

Condensed Consolidated Statements of Operations — For the three and nine months ended September 30, 2005 and 2004	3

Condensed Consolidated Balance Sheets — September 30, 2005 and December 31, 2004 (Audited)	4

Condensed Consolidated Statements of Stockholders’ Equity — For the nine months ended September 30, 2005 and the year ended December 31, 2004 (Audited)	5

Condensed Consolidated Statements of Cash Flows — For the nine months ended September 30, 2005 and 2004	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4 — Controls and Procedures	23

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings	24

ITEM 6 — Exhibits and Reports on Form 8-K	25

SIGNATURES	26
EX-31.1 Section 302 Certification C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

ITEM 1. FINANCIAL STATEMENTS
WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net sales	$344.3	$310.0	$1,075.6	$932.8
Cost of sales	312.4	295.5	979.6	877.6

Gross profit	31.9	14.5	96.0	55.2
Selling, general and administrative expenses	14.9	14.6	46.7	42.9
Provision for uncollectible accounts	0.4	—	0.4	0.3
Restructuring charges	—	1.3	0.6	2.4
Other expense, net	15.3	0.6	43.1	43.1

Operating income (loss)	1.3	(2.0)	5.2	(33.5)
Interest expense, net	11.6	10.5	33.2	28.1

Loss before income tax benefit	(10.3)	(12.5)	(28.0)	(61.6)
Income tax benefit	(4.1)	(4.9)	(10.1)	(24.3)

Net loss	$(6.2)	$(7.6)	$(17.9)	$(37.3)

Net loss attributable to common stockholders:
Net loss	$(6.2)	$(7.6)	$(17.9)	$(37.3)
Accretion of preferred stock	(3.4)	(3.1)	(10.8)	(9.1)

Net loss attributable to common stockholders	$(9.6)	$(10.7)	$(28.7)	$(46.4)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(0.30)	$(0.34)	$(0.91)	$(1.47)

Dividends per common share	$0.05	$0.05	$0.15	$0.15

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$5.6
Accounts receivable, less allowance of $2.1 in 2005 and $2.6 in 2004	178.1	200.2
Inventories	162.3	145.0
Prepaid expenses and other current assets	19.8	27.1

Total current assets	360.2	377.9
Property, plant and equipment, at cost:
Land, buildings and improvements	138.3	140.4
Machinery and equipment	1,081.3	1,095.9
Construction in progress	43.0	11.0

	1,262.6	1,247.3
Less accumulated depreciation	613.5	591.8

Property, plant and equipment, net	649.1	655.5
Goodwill, net	36.7	38.2
Other assets, net	78.7	95.3

	$1,124.7	$1,166.9

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$84.3	$113.3
Accrued liabilities	48.3	49.2
Current portion of long-term debt	0.2	—

Total current liabilities	132.8	162.5
Long-term debt	513.2	471.5
Deferred income taxes and other liabilities	88.7	106.4

Total liabilities	734.7	740.4
Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	60.3	56.0
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	89.8	83.3
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 34,946,722 shares issued in 2005 and 34,531,747 in 2004	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized, no shares issued	—	—
Paid-in capital	246.7	245.5
Common stock warrants	4.9	4.9
Accumulated other comprehensive income	16.0	31.0
Retained earnings	21.8	55.3
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	390.0	426.5

	$1,124.7	$1,166.9

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Series A		Series B		Class A			Common	Other
	Preferred		Preferred		Common		Paid-In	Stock	Comprehensive	Retained	Treasury
	Stock Issued		Stock Issued		Stock Issued		Capital	Warrants	Income	Earnings	Stock	Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	4.5	$51.0	6.7	$76.0	34.4	$—	$245.3	$4.9	$25.2	$112.7	$(49.5)	$465.6
Net loss										(38.8)		(38.8)
Currency translation adjustments									10.3			10.3
Minimum pension liability adjustments									(2.1)			(2.1)
Fair value of derivatives									(2.4)			(2.4)

Total comprehensive loss												(33.0)
Cash dividends ($0.20 per share)										(6.3)		(6.3)
Equity transaction costs							(0.1)					(0.1)
Accretion of preferred stock		5.0		7.3						(12.3)		—
Exercise of stock options, net					—	—	0.2					0.2
Issuance of restricted stock, net					0.1	—	0.1					0.1

Balance at December 31, 2004	4.5	56.0	6.7	83.3	34.5	—	245.5	4.9	31.0	55.3	(49.5)	426.5
Net loss										(17.9)		(17.9)
Currency translation adjustments									(15.8)			(15.8)
Fair value of derivatives									0.8			0.8

Total comprehensive loss												(32.9)
Cash dividends ($0.15 per share)										(4.8)		(4.8)
Accretion of preferred stock		4.3		6.5						(10.8)		—
Issuance of restricted stock, net					0.4		1.2					1.2

Balance at September 30, 2005 (unaudited)	4.5	$60.3	6.7	$89.8	34.9	$—	$246.7	$4.9	$16.0	$21.8	$(49.5)	$390.0

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
(In millions)

	2005	2004
Cash flows from operating activities:
Net loss	$(17.9)	$(37.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39.8	41.7
Amortization	13.0	11.0
Amortization in interest expense, net	3.2	2.9
Deferred income taxes and other	(12.0)	(26.3)
Non-capitalizable financing costs	—	21.0
Changes in operating assets and liabilities	(27.6)	(43.0)

Net cash used in operating activities	(1.5)	(30.0)

Cash flows from investing activities:
Additions to property, plant and equipment	(40.8)	(6.9)
Purchase of sale-leaseback assets	—	(150.0)
Pre-payment of raw material contract	—	(77.1)

Net cash used in investing activities	(40.8)	(234.0)

Cash flows from financing activities:
Borrowings under long-term debt, net	41.4	107.3
Termination of swaps	—	(11.9)
Dividends paid on common stock	(4.8)	(4.7)
Debt issuance costs	—	(18.0)
Issuance of restricted stock	—	0.1

Net cash provided by financing activities	36.6	72.8

Effect of exchange rate changes on cash and cash equivalents	0.1	0.3

Decrease in cash and cash equivalents	(5.6)	(190.9)
Cash and cash equivalents at beginning of period	5.6	205.5

Cash and cash equivalents at end of period	$—	$14.6

Supplemental cash flow data:
Cash paid during the period for:
Interest, net	$30.2	$23.4
Income taxes	$1.0	$0.6
See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
     In December 2004, the FASB released Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” This Statement is now effective for the first annual fiscal period commencing after June 15, 2005. The Company will implement this Statement in its first quarter 2006 financial statements, using the standard’s “modified prospective” method. For additional information regarding SFAS 123 (Revised), see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of Recently Issued Accounting Pronouncements and Accounting Changes” in the Company’s 2004 Annual Report on Form 10-K.
     In July 2005, the Financial Accounting Standards Board (“FASB”) issued an Exposure draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109.” The Interpretation, currently anticipated to be finalized in the first quarter of 2006, is expected to address diverse accounting practices that have developed with regard to recognizing, derecognizing, or measuring benefits related to uncertain tax positions. A Company, as the Exposure Draft is currently written, would be required to recognize in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained on audit based solely on the technical merits of the position. The Company is currently evaluating what effect, if any, this Interpretation as written will have on its consolidated financial position and results of operations.
     Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

2. INVENTORIES
     Inventories consisted of the following:

	September 30,	December 31,
(in millions)	2005	2004
Raw materials	$69.4	$47.5
Finished and semi-finished goods	84.0	90.2
Supplies	8.9	7.3

	$162.3	$145.0

3. RESTRUCTURING CHARGES
     During the second quarter of 2005, the Company announced and implemented a strategic plan to reduce the stated annual polyester staple fiber capacity located at its Johnsonville, S.C. facility by approximately 80 million pounds. In conjunction with this plan, the Company’s Fibers and Recycled Products Group (“FRPG”) recorded a charge for equipment that was permanently shut down of $0.2 million and incurred severance costs of $0.4 million, representing a total restructuring charge of $0.6 million. The following represents changes in the severance accrual since inception:

Severance
(in millions)	Costs
Accruals during the second quarter of 2005	$0.4
Cash payments	(0.2)

Accrual balance at June 30, 2005	0.2
Cash payments	0.0

Accrual balance at September 30, 2005	$0.2

     In November 2003, the Company announced a plan with Company-wide cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. During the nine months ended September 30, 2004, the Company incurred severance costs of $2.4 million associated with this plan, of which $0.6 million related to the Packaging Products Group (“PPG”) and $1.8 million related to the FRPG. These costs were reflected in operating income (loss) in the Condensed Consolidated Statements of Operations. The following represents changes in the accruals since December 31, 2003.

Severance
(in millions)	Costs
Accrual balances at December 31, 2003	$6.1
Accruals during the first nine months of 2004	2.4
Cash payments	(6.5)
Currency translation adjustments	(0.1)

Accrual balances at September 30, 2004	1.9
Accruals during the remainder of 2004	0.5
Cash payments during the remainder of 2004	(1.0)
Currency translation adjustments during the remainder of 2004	0.2

Accrual balances at December 31, 2004	1.6
Cash payments	(1.3)
Currency translation adjustments	(0.1)

Accrual balances at September 30, 2005	$0.2

     The total accrual for severance costs under both plans was $0.4 million at September 30, 2005. The reduction in the number of employees was completed by the end of 2004; however, due to union negotiations, certain payments were not made by September 30, 2005 but are expected to be paid out during the fourth quarter of 2005.
4. BORROWINGS
     In July 2005, certain of the Company’s foreign subsidiaries entered into a five-year €20 million facility, secured by their trade accounts receivable. The net outstanding amount is included in long-term debt on the Company’s Condensed Consolidated Balance Sheets at September 30, 2005. Wellman, Inc. has guaranteed the obligations of its foreign subsidiaries under the facility. If payments were made under the guarantee, Wellman, Inc. would be able to recover those payments from either its foreign subsidiaries or their customers, assuming the obligations under the facility had been satisfied.
     During the third quarter of 2005, one of the Company’s foreign subsidiaries entered into a capital lease obligation for certain of its equipment, which is classified as debt on the Company’s Condensed Consolidated Balance Sheets at September 30, 2005. The capital lease obligation, totaling $1.2 million with interest at 5.6%, is payable in monthly installments of $0.024 million through June 2010.
5. OTHER EXPENSE, NET
     Other expense, net consisted of the following amounts for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Legal Costs (1)	$8.0	$1.3	$35.9	$3.6
Hurricane Katrina Costs (2)	7.4	—	7.4	—
Non-capitalizable financing costs(3)	—	—	—	40.2
Rebates from anti-dumping duties	(0.1)	(0.7)	(0.2)	(0.7)

	$15.3	$0.6	$43.1	$43.1

(1)	Legal Costs consists of fees, settlements, and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned) and related civil litigation.

(2)	Hurricane Katrina Costs consists of costs incurred related to hurricane Katrina, which include damage to inventory, costs to clean up site, costs to repair damaged equipment and costs incurred at the site until normal operations are restored.

(3)	Non-capitalizable financing costs consist of costs, including non-cash charges, to terminate certain swap agreements, to pre-pay penalties, to write-off certain debt issuance costs, and other costs incurred as a result of the Company's February 2004 Financing.
     The significant increase in Legal Costs for the three and nine months ended September 30, 2005 is due to the Company recording a pre-tax charge of $8.0 million in the third quarter of 2005 due to the settlement of the federal class action lawsuits of direct purchasers alleging that the Company engaged in price fixing and customer allocation relating to the sales of polyester staple fiber. These settlements were higher than the minimum probable estimate included in the $24.0 million pre-tax charge that was recorded in the second quarter of 2005. For additional information on legal proceedings, see Note 9 and Item 1. “Legal Proceedings.”
     During the third quarter of 2005, the Company experienced a production outage at its Pearl River facility in Hancock County, Mississippi related to hurricane Katrina, which resulted in a temporary shutdown of the entire facility. The Company’s Pearl River facility, which had a net book value of $293.1 million at September 30, 2005, is being depreciated primarily using the units of production method, and as a result, no depreciation has been taken since the shutdown occurred. The facility will re-start production in two phases. One production line, which has an annual capacity of 260 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, is expected to resume production at the end of November, 2005. Hurricane Katrina Costs are being accounted for as period costs and are being expensed as incurred. The Company incurred $7.4 million of such costs during the third quarter and expects to incur an additional $15 — $18 million of costs in the fourth quarter of 2005. The Company has insurance that covers substantially all of the Hurricane Katrina Costs described above as well as business interruption losses due to hurricane Katrina in excess of its $20 million deductible.
6. NET LOSS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Numerator for basic and diluted net loss attributable to common stockholders per common share:
Net loss attributable to common stockholders	$(9.6)	$(10.7)	$(28.7)	$(46.4)

Denominator:
Denominator for basic and diluted net loss attributable to common stockholders per common share — weighted-average shares	31.7	31.6	31.7	31.6

7. DEFINED BENEFIT PLANS
     The components of the Company’s net periodic pension cost are as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
(in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$0.5	$0.6	$0.1	$0.5	$0.8	$2.0	$0.4	$1.6
Interest cost	0.8	0.9	0.8	0.9	2.4	2.9	2.5	2.6
Expected return on assets	(0.9)	(1.2)	(0.8)	(1.4)	(2.6)	(3.8)	(2.6)	(4.2)
Net amortization	0.3	0.5	0.2	0.2	0.9	1.5	0.7	0.5

Total estimated net periodic pension expense	$0.7	$0.8	$0.3	$0.2	$1.5	$2.6	$1.0	$0.5

Employer contributions
     The Company expects to contribute $3.5 million to its domestic defined benefit plans and $2.8 million to its foreign plans in 2005. As of September 30, 2005, $2.7 million has been contributed to its domestic plans and $2.8 million has been contributed to its foreign plans.
8. STOCK OPTIONS
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions, except per share data)	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(9.6)	$(10.7)	$(28.7)	$(46.4)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(0.1)	(0.1)	(0.2)

Pro forma net loss attributable to common stockholders	$(9.6)	$(10.8)	$(28.8)	$(46.6)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders per basic and diluted share:
As reported	$(0.30)	$(0.34)	$(0.91)	$(1.47)
Pro forma	$(0.30)	$(0.34)	$(0.91)	$(1.47)
9. COMMITMENTS AND CONTINGENCIES
     The Company has commitments and contingent liabilities, including legal proceedings, environmental liabilities, and various operating lease commitments.
     The Company’s operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. The Company’s policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between approximately $3.3 million and $13.7 million on an undiscounted basis. In connection with these expenditures, the Company has accrued undiscounted liabilities of $6.6 million and $7.0 million at September 30, 2005 and December 31, 2004, respectively, which are reflected as other noncurrent liabilities in the Balance Sheets. These accruals represent management’s estimate of non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6.2 million to $17.0 million. These non-capital and capital expenditures are expected to be incurred over the next 15 to 30 years.
     The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Nine Months Ended
	September 30,
(in millions)	2005	2004
Balance at beginning of period	$7.0	$6.5
Changes in estimated remediation costs	—	0.1
Expenditures	(0.4)	(0.1)

Balance at end of period	$6.6	$6.5

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
     The Company has entered into multiple raw material purchase agreements in the ordinary course of business, some of which contain early cancellation penalties.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of this ordinary course litigation will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
     Since September 2002, several producers of polyester staple fiber, including the Company, have been named in various civil actions asserting claims based on alleged price fixing and market allocation in the polyester staple industry. These proceedings are summarized below.
     The Company and other persons were named as defendants in 64 lawsuits brought by direct and indirect purchasers of polyester staple fiber for violations of federal and state antitrust laws. These lawsuits variously allege that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act, state antitrust and state unfair competition laws. Ten of these lawsuits were class actions. The plaintiffs in most cases seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief.
     Since June 2005, the Company has entered into settlement agreements with respect to 23 of these lawsuits and has also settled with 24 direct purchasers who never brought lawsuits. These agreements contain releases of all claims against Wellman or any of its directors and employees arising from alleged price fixing and market allocation through the date of the settlement. These settlements cover virtually all of the volume of polyester staple fiber sold in North America from April 1999 to July 2001. Some of these settlements remain subject to court approval.
     During the third quarter of 2005, the Company recorded a pre-tax charge of $8.0 million arising from the settlement of the federal class action lawsuits of direct purchasers. When combined with the $24.0 million pre-tax charge recorded in the second quarter of 2005, this represents the Company’s estimate of its total costs including all agreed upon settlements as well as the future costs to defend and/or settle any remaining litigation, including state claims by indirect purchasers.
     The Company vehemently denies that it or its employees engaged in price fixing or customer allocation and it intends to vigorously defend against the remaining civil claims and any civil claims or proceedings that may be brought against the Company in the future, unless the Company can settle them in a cost effective manner.

10.	FOREIGN CURRENCY TRANSLATION AND ACCUMULATED OTHER COMPREHENSIVE INCOME
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
     Accumulated other comprehensive income is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company’s investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $(5.0) million and $(6.4) million for the three months ended September 30, 2005 and 2004, respectively, and $(32.9) million and $(41.3) million for the nine months ended September 30, 2005 and 2004, respectively.
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

			Fibers and
	Packaging Products		Recycled Products
(in millions)	Group		Group	Total
Three months ended September 30, 2005
Revenues	$197.2		$147.1	$344.3
Segment profit	14.1		2.9	17.0
Assets	719.6	(a)	314.5	1,034.1
Three months ended September 30, 2004
Revenues	$174.0		$136.0	$310.0
Segment profit (loss)	2.2		(2.3)	(0.1)
Assets	735.8		308.0	1,043.8
Nine months ended September 30, 2005
Revenues	$621.2		$454.4	$1,075.6
Segment profit	42.1		7.2	49.3
Nine months ended September 30, 2004
Revenues	$526.2		$406.6	$932.8
Segment profit (loss)	14.1		(1.8)	12.3

(a)	This includes the Company’s Pearl River facility, which had a net book value of $293.1 million at September 30, 2005 and was temporarily shutdown due to hurricane Katrina (see Note 5).
     Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Segment Profit (Loss)
Total for reportable segments	$17.0	$(0.1)	$49.3	$12.3
Provision for uncollectible accounts	(0.4)	—	(0.4)	(0.3)
Restructuring charges (See Note 3)	—	(1.3)	(0.6)	(2.4)
Other expense, net (See Note 5)	(15.3)	(0.6)	(43.1)	(43.1)
Interest expense, net	(11.6)	(10.5)	(33.2)	(28.1)

Loss before income tax benefit	$(10.3)	$(12.5)	$(28.0)	$(61.6)

Assets
Total for reportable segments	$1,034.1	$1,043.8
Corporate assets (1)	90.6	79.0

	$1,124.7	$1,122.8

(1)	Corporate assets include cash, prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In millions, except per share data)
GENERAL
     We are principally engaged in the manufacture and marketing of high-quality PermaClear® brand PET packaging resins, Fortrel® brand polyester staple fibers and Wellamid® engineering resins. We believe we are the world’s largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. We have stated annual operating capacity to manufacture approximately 1.4 billion pounds of PET resins and 0.8 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe.
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
RECENT DEVELOPMENTS
     During the third quarter of 2005, we recorded a pre-tax charge of $8.0 million arising from the settlement of the federal class action lawsuits of direct purchasers alleging that we engaged in price fixing and customer allocation relating to the sales of polyester staple fiber. These settlements were higher than the minimum probable estimate included in the $24.0 million that was recorded in the second quarter of 2005. The year-to-date 2005 pre-tax effect of $35.9 million, which is included in Other expense, net in our Condensed Consolidated Statements of Operations, represents our estimate of total costs including all agreed upon settlements as well as the future costs to defend or settle any remaining litigation including state claims by indirect purchasers. With the settlement of the class action lawsuits and the settlements with more than 30 major polyester staple fiber consumers, we will have settled substantially all of the federal claims of the direct purchasers. For additional information, see Item 1. “Legal Proceedings” and Note 5 to the Condensed Consolidated Financial Statements.
     During the third quarter of 2005, we experienced a production outage at our Pearl River facility in Hancock County, Mississippi, related to hurricane Katrina, which resulted in a temporary shutdown of the entire facility. Our Pearl River facility, which had a net book value of $293.1 million at September 30, 2005, is being depreciated using the units of production method, and as a result, no depreciation has been taken since the shutdown occurred. The facility will re-start production in two phases. One production line, which has an annual capacity of 260 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, is expected to resume production at the end of November, 2005. We expect to incur total costs in the third and fourth quarter of approximately $22-$25 million, which includes damage to inventory, costs to clean up the site, costs to repair damaged equipment, and costs incurred at the site until normal operations are restored. Approximately $7.4 million of these costs were incurred in the third quarter with the remaining $15-$18 million expected to be incurred in the fourth quarter. We have insurance that covers substantially all of the costs described above as well as business interruption losses resulting from hurricane Katrina in excess of our $20 million deductible.
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004
     Total net sales for the three months ended September 30, 2005 increased $34.3 million, or 11.1%, to $344.3 million from $310.0 million for the corresponding period in 2004 due to the following:

	PPG	FRPG	TOTAL
Net selling prices	$23.1	$24.1	$47.2
Sales volumes	—	(13.2)	(13.2)
Foreign currency translation	0.1	0.2	0.3

	$23.2	$11.1	$34.3

     Net selling prices in both the PPG and the FRPG increased in response to higher raw material costs and an improved supply/demand balance. Sales volumes for the PPG were flat compared to the same quarter last year as a result of higher volumes in July and August of 2005 as compared to the same period in 2004, which were offset by lower volumes in September 2005 due to the temporary shutdown of our Pearl River facility as a result of hurricane Katrina. For additional information of the effect on our operations from hurricane Katrina, see “Recent Developments” above and “Outlook” below. The decrease in sales volumes for the FRPG is due to our strategic decision to reduce the stated annual polyester staple fiber capacity located at our Johnsonville, S.C. facility by approximately 80 million pounds, a continued decline in U.S. textile fiber demand, and poor economic conditions in the European fibers market.
     Total cost of sales for the three months ended September 30, 2005 increased $16.9 million, or 5.7%, to $312.4 million from $295.5 million for the corresponding period in 2004 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$10.1	$6.6	$16.7
Plant added costs	0.9	(1.4)	(0.5)
Foreign currency translation	0.1	0.6	0.7

	$11.1	$5.8	$16.9

     The higher raw material costs are due to higher purchase prices in both our chemical and recycled-based businesses, which more than offset lower sales volumes in the FRPG. The higher chemical-based purchase prices were due to shortages in mixed xylenes and paraxylene, which are feedstocks for purified terephthalic acid, and monoethylene glycol and its feedstock ethylene. These shortages were the result of the recent hurricanes in the Gulf Coast.
     As a result of the foregoing, gross profit increased by $17.4 million to $31.9 million in the 2005 period compared to $14.5 million in the 2004 period.
     Selling, general and administrative expenses were $14.9 million, or 4.3% of net sales, in the 2005 period compared to $14.6 million, or 4.7% of net sales, in the 2004 period.
     We incurred no restructuring charges for the three months ended September 30, 2005, and $1.3 million for the three months ended September 30, 2004. For additional information on our restructuring charges, see Note 3 to the Condensed Consolidated Financial Statements.
     Other expense, net totaled $15.3 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively. The increase in Other expense, net is due to costs incurred related to hurricane Katrina and increased legal costs. For additional information on costs associated with hurricane Katrina included in Other expense, net, see “Recent Developments” above and Note 5 to the Condensed Consolidated Financial Statements. For additional information on legal costs included in Other expense, net, see “Recent Developments” above and Item 1. “Legal Proceedings.”
     As a result of the foregoing, we reported operating income of $1.3 million in the 2005 period compared to an operating loss of $2.0 million in the 2004 period.
     Interest expense, net was $11.6 million in the 2005 period compared to $10.5 million in the 2004 period. This increase was primarily due to increased interest rates and was partially offset by capitalized interest due to the construction of our PET resin expansion.
          As a result of the foregoing, we reported a net loss of $6.2 million for the three months ended September 30, 2005, compared to a net loss of $7.6 million for the three months ended September 30, 2004.
     As a result of the private equity investment, we recorded accretion of the preferred stock liquidation preference, including the amortization of the discount related to the valuation of the common stock warrants, of $3.4 million and $3.1 million in the three months ended September 30, 2005 and 2004, respectively.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $9.6 million, or $0.30 per diluted share, for the three months ended September 30, 2005, compared to a net loss attributable to common stockholders of $10.7 million, or $0.34 per diluted share, for the three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004
     Total net sales for the nine months ended September 30, 2005 increased $142.8 million, or 15.3%, to $1,075.6 million from $932.8 million for the corresponding period in 2004 due to the following:

	PPG	FRPG	TOTAL
Net selling prices	$119.2	$78.6	$197.8
Sales volumes	(25.8)	(34.1)	(59.9)
Foreign currency translation	1.7	3.2	4.9

	$95.1	$47.7	$142.8

     Net selling prices in both the PPG and the FRPG increased in response to higher raw material costs and an improved supply/demand balance. The decrease in PPG sales volumes occurred primarily in the second quarter of 2005 and resulted from our attempt to maintain selling prices combined with inventory destocking by our customers as prices declined. These price declines were primarily caused by declines in global raw material prices during the second quarter of 2005, which resulted from a decrease in Chinese purchases of polyester chemical raw materials. In addition, PPG sales volumes for the third quarter of 2005 were negatively affected by the temporary shutdown of our Pearl River facility due to hurricane Katrina. The decrease in sales volumes for the FRPG is due to our strategic decision to reduce the stated annual polyester staple fiber capacity located at our Johnsonville, S.C. facility by approximately 80 million pounds, a continued decline in U.S. textile fiber demand, and poor economic conditions in the European fibers market.
     Total cost of sales for the nine months ended September 30, 2005 increased $102.0 million, or 11.6%, to $979.6 million from $877.6 million for the corresponding period in 2004 due to the following:

	PPG	FRPG	TOTAL
Raw material costs	$63.1	$36.6	$99.7
Plant added costs	1.0	(4.9)	(3.9)
Foreign currency translation	1.6	4.6	6.2

	$65.7	$36.3	$102.0

     The higher raw material costs are due to higher purchase prices in both our chemical and recycled-based businesses, which more than offset lower sales volumes.
     Plant added costs were lower overall compared to the same period last year due to our ongoing cost reduction efforts which more than offset higher depreciation and amortization, principally resulting from the February 2004 Financing.
     As a result of the foregoing, gross profit increased by $40.8 million to $96.0 million in the 2005 period compared to $55.2 million in the 2004 period.
     Selling, general and administrative expenses were $46.7 million, or 4.3% of net sales, in the 2005 period compared to $42.9 million, or 4.6% of net sales, in the 2004 period. The higher spending was primarily due to our reinstatement of certain salary and benefit programs effective January 1, 2005.

     We incurred restructuring charges of $0.6 million and $2.4 million for the nine months ended September 30, 2005 and 2004, respectively. For additional information on our restructuring charges, see Note 3 to the Condensed Consolidated Financial Statements.
     Other expense, net totaled $43.1 million for the nine months ended September 30, 2005 and 2004, respectively. In 2005, Other expense, net consisted primarily of legal costs and costs associated with hurricane Katrina. In 2004, Other expense, net consisted primarily of non-capitalizable financing costs and legal costs. For additional information on costs associated with hurricane Katrina included in Other expense, net, see “Recent Developments” above and Note 5 to the Condensed Consolidated Financial Statements. For additional information on the legal costs included in Other expense, net, see “Recent Developments” above and Item 1. “Legal Proceedings.”
     As a result of the foregoing, we reported operating income of $5.2 million in the 2005 period compared to an operating loss of $33.5 million in the 2004 period.
     Interest expense, net was $33.2 million in the 2005 period compared to $28.1 million in the 2004 period. This increase was primarily due to increased interest rates.
     Our effective tax rate for the nine months ended September 30, 2005 was 36.0% compared to 39.5% for the nine months ended September 30, 2004. Our tax rate changed due to the relative proportion of U.S. to foreign earnings, our overall earnings level, and nondeductible compensation payments. Foreign earnings are taxed at rates lower than U.S. rates.
     As a result of the foregoing, we reported a net loss of $17.9 million for the nine months ended September 30, 2005, compared to a net loss of $37.3 million for the nine months ended September 30, 2004.
     As a result of the private equity investment, we recorded accretion of the preferred stock liquidation preference, including the amortization of the discount related to the valuation of the common stock warrants, of $10.8 million and $9.1 million in the nine months ended September 30, 2005 and 2004, respectively. The change in the accretion was primarily the result of a higher fair market value of the increase in the liquidation preference, primarily during the first quarter of 2005.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $28.7 million, or $0.91 per diluted share, for the nine months ended September 30, 2005, compared to a net loss attributable to common stockholders of $46.4 million, or $1.47 per diluted share, for the nine months ended September 30, 2004.
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB released Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” This Statement is now effective for the first annual fiscal period commencing after June 15, 2005. We will implement this Statement in our first quarter 2006 financial statements, using the Standard’s “modified prospective” approach. For additional information regarding SFAS 123 (Revised), see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of Recently Issued Accounting Pronouncements and Accounting Changes” in our 2004 Annual Report on Form 10-K.

     In July 2005, the Financial Accounting Standards Board (“FASB”) issued an Exposure draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109.” The Interpretation, currently anticipated to be finalized in the first quarter of 2006, is expected to address diverse accounting practices that have developed with regard to recognizing, derecognizing, or measuring benefits related to uncertain tax positions. A Company, as the Exposure Draft is currently written, would be required to recognize in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained on audit based solely on the technical merits of the position. We are currently evaluating the effect this Interpretation as written will have on our consolidated financial position and results of operations.
OUTLOOK
     The following statements are forward-looking statements and should be read in conjunction with the entire “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Forward-Looking Statements; Risks and Uncertainties” below.
     We expect that our operating results for full year 2005 will be better than our operating results for full year 2004. We believe this improvement will result primarily from improvements in PET resin and polyester staple fiber raw material margins as both markets have seen an improved supply/demand balance during 2005.
     We anticipate the combined effect of hurricanes Katrina and Rita will limit NAFTA’s PET resin and polyester staple fiber production in the fourth quarter 2005 due to disruptions in domestic polyester raw material supplies and the temporary shutdown of our PET resin production at our Pearl River, Mississippi facility. The facility will re-start production in two phases. One production line, which has an annual capacity of 260 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, is expected to resume production at the end of November. We expect to incur approximately $15-$18 million in additional costs associated with hurricane Katrina in the fourth quarter 2005, which includes costs to clean up the site, costs to repair damaged equipment and costs incurred at the site until normal operations resume. While some NAFTA polyester producers may experience raw material shortages in the fourth quarter of 2005, we anticipate that we will have sufficient raw materials to resume production at our Pearl River, Mississippi plant as well as to maintain both PET resin and polyester staple fiber production at our Darlington, South Carolina plant.
     Chemical-based polyester raw material costs in the NAFTA region have risen dramatically since the recent hurricanes in the Gulf Coast due to shortages in mixed xylenes and paraxylene, which are feedstocks for purified terephthalic acid, and monoethylene glycol and its feedstock ethylene. While we are uncertain as to extent or duration of these shortages, we expect some of these polyester feedstock shortages to be alleviated in the fourth quarter of 2005. Therefore, we expect the price of polyester raw materials to decline. This decline in raw material costs is expected to result in lower operating results than those we would have achieved if we used current purchase costs instead of the FIFO flow of goods assumption to value our inventories. Both the magnitude of the decline and our inventory position will affect the extent to which FIFO affects our operating results.
     Both our PET resin and polyester fiber businesses have implemented price increases and/or surcharges to help offset the extraordinary rise in polyester raw material costs. Given the competitive nature of our businesses and other market influences, there can be no assurance that these changes will be realized.

     We anticipate that both PET resin and polyester staple fiber imports will increase in the fourth quarter 2005 in order to compensate for production shortfalls within the NAFTA market. In addition, we expect that longer term the domestic textile chain will continue to be adversely impacted by imports, especially from China, since all remaining quotas on all textile and apparel imports into the United States were eliminated as of January 1, 2005, pursuant to the World Trade Organization. We are uncertain whether we will receive a payment under the Continued Dumping and Subsidy Offset Act in the fourth quarter of 2005; if we do, we expect the payment will be less than the amount we received in 2004.
CAPITAL RESOURCES AND LIQUIDITY
     Net cash used in operating activities was $1.5 million for the nine months ended September 30, 2005, compared to $30.0 million for the nine months ended September 30, 2004. Improved operations and the effects of the February 2004 Financing were principally responsible for this change.
     Net cash used in investing activities amounted to $40.8 million in 2005 compared to $234.0 million in 2004. Investing activities for the nine-month periods ended September 30, 2005 and September 30, 2004 were comprised of capital expenditures in the amounts of $40.8 million and $6.9 million, respectively and in 2004, also included the purchase of sale-leaseback assets of $150.0 million and the $77.1 million pre-payment of a raw material contract, both in conjunction with the February 2004 Financing. The higher capital expenditures in 2005 are primarily related to the expansion of PET resin capacity at our Pearl River facility.
     Net cash provided by financing activities amounted to $36.6 million in 2005 compared to $72.8 million in 2004. The net proceeds from the February 2004 Financing of $489.5 million plus $206.4 million ($695.9 million in total) were used to pay balance sheet debt, purchase PET resin assets that were leased under a sale and leaseback transaction, pre-pay a raw material contract, purchase accounts receivable, and pay certain financing costs, interest and fees. We incurred $40.2 million of non-capitalizable financing costs (including non-cash charges) as a part of the February 2004 Financing.
     Our debt agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that we maintain available liquidity (as defined in the Revolving Credit Facility) of at least $55.0 million or maintain a Fixed Charge Coverage Ratio initially of at least 1.0:1.0. This ratio increases to 1.05:1.0 beginning with the four quarters ended December 31, 2006 and further increases to 1.10:1.0 beginning with the four quarters ending March 31, 2008. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is earnings before interest, taxes, certain other items and non-cash charges (primarily depreciation and amortization) divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash. Our current financing agreements permit us to pay a dividend of up to $0.09 per share in each quarter and Restricted Payments (as defined in the First and Second Lien Term Loans) can not exceed $15.0 million in aggregate over the life of the financings. Restricted Payments include dividend payments when the Fixed Charge Coverage Ratio, as defined in the First and Second Lien Term Loans, is below 3 to 1, stock redemption payments, principal payments of subordinated debt prior to its maturity, and certain investments. The Fixed Charge Coverage Ratio, as defined in the First and Second Lien Term Loans, is earnings before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational charges or gains divided by interest expense exclusive of any amortization or discounts related to the February 2004 Financing. As of September 30, 2005, we had paid $11.2 million in dividends since February 10, 2004, of which $8.0 million are considered Restricted Payments. Therefore, we have $7.0 million available for Restricted Payments during the remaining term of the financings.

We believe dividends approved by our Board of Directors during the fourth quarter of 2005 will not be considered Restricted Payments. We are in compliance with all debt covenants.
     The financial resources available to us at September 30, 2005 included approximately $114.5 million available under our U.S. Revolving Credit Facility and our new European facility implemented in July 2005 (for additional information, see Note 4 to the Condensed Consolidated Financial Statements), and internally generated funds. We believe these financial resources will provide us with sufficient liquidity to meet our foreseeable needs for working capital, capital expenditures and dividends.
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

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a—14(c) and 15d — 14(c) promulgated under the Securities Exchange Act of 1934, were effective on that date.

(b)	Based upon an evaluation of whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is reasonably likely to materially affect, such internal control occurred during the period covered by this Report, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that no such change occurred.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     Beginning in September 2002, several producers of polyester staple fiber, including Wellman, were named in various civil actions asserting claims based on alleged price fixing and market allocation in the polyester staple industry. These proceedings are summarized below.
     Wellman and certain of its employees and other persons were named as defendants in 24 federal actions brought by direct purchasers of polyester staple fiber for alleged violation of U.S. antitrust laws. In each lawsuit, the plaintiffs alleged that the defendants engaged in a conspiracy to fix the price of polyester staple fiber in violation of the Sherman Act. Ten of the cases purported to be class actions.
          Since June 2005, the Company has entered into settlement agreements with respect to all but one of these lawsuits, as well as with 24 other direct purchasers that never brought lawsuits. These agreements contain releases of all claims against Wellman or any of its directors and employees arising from alleged price fixing and market allocation through the date of the settlement. These settlements cover virtually all of the volume of polyester staple fiber sold in North America from April 1999 to July 2001. The only remaining unsettled case does not purport to be a class action. Some of these settlements remain subject to court approval.
     In addition to the direct-purchaser lawsuits discussed above, indirect purchasers of polyester staple fiber products have filed 40 purported class actions lawsuits alleging violations of state antitrust or unfair competition laws and certain state consumer protection acts against Wellman and certain other persons in various state courts. In each of these lawsuits, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. These indirect purchaser cases are pending in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. In all of these cases, the plaintiffs seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief.
     Wellman and certain other persons were named as defendants in actions filed in the Superior Court of Justice for Ontario, the Supreme Court of British Columbia, and the Superior Court for Quebec, Canada, by plaintiffs purporting to represent classes of direct and indirect purchasers of polyester staple fiber. The Company denies the allegations in the Canadian litigation but paid $0.05 million to settle all of the Canadian litigation. The settlement has received all required approvals.
     Wellman vehemently denies that we or our employees engaged in price fixing or customer allocation and we intend to vigorously defend against the remaining civil claims unless we can settle them in a cost effective manner.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits.
4(a)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt, which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K.
(1)	The Company filed a Form 8-K on July 27, 2005 for the purpose of disclosing its second quarter 2005 results, historical adjusted EBITDA and Post Financing Adjusted EBITDA.

(2)	The Company filed a Form 8-K on September 6, 2005 for the purpose of disclosing information related to its Pearl River Facility located in Hancock County, Mississippi.

(3)	The Company filed a Form 8-K on September 12, 2005 for the purpose of disclosing its announcement that it will record a pre-tax charge of $8.0 million in the third quarter of 2005 arising from the settlement of the federal class action lawsuits of direct purchasers alleging that the Company engaged in price fixing and customer allocation relating to sales of polyester staple fiber.

(4)	The Company filed a Form 8-K on September 22, 2005 for the purpose of disclosing additional information concerning its Pearl River facility.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.
Dated November 8, 2005	By /s/ Keith R. Phillips
Chief Financial Officer and
Vice President (Principal Financial Officer)

Dated November 8, 2005	By /s/ Mark J. Ruday
Chief Accounting Officer,
Vice President and Controller (Principal Accounting Officer)