Form 10-K
period 2005-12-31
WELLMAN INC
filed 2006-03-15
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $10.19 per share (the closing price of such stock on June 30, 2005 on the New York Stock Exchange), as of the last day of the registrant’s most recently completed second fiscal quarter: $214,027,367.
     The number of shares of the registrant’s Class A Common Stock, $0.001 par value, and Class B Common Stock, $0.001 par value, outstanding as of March 1, 2006 was 32,691,235 and 0, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
     1. Proxy Statement for the 2006 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2006) is incorporated by reference in Parts II and III hereof.

PART I

Item 1.	Business
      We are principally engaged in the manufacture and marketing of high-quality PermaClear® brand PET (polyethylene terephthalate) packaging resins and Fortrel® brand polyester staple fibers. We believe we are the world’s largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations.
      At December 31, 2005, we had stated annual operating capacity to manufacture approximately 1.5 billion pounds of PET resins and 0.8 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe.
      The following table contains certain key financial metrics for each of the three years presented.

	2005	2004	2003

	(In millions, except per share data)
Net Sales	$1,376.9	$1,305.0	$1,109.3
Gross Profit	$117.8	$83.8	$80.6
Operating Loss	$(2.6)	$(16.4)	$(141.0)
Loss From Continuing Operations	$(30.0)	$(38.8)	$(96.7)
Per Share Net Loss Attributable to Common Stockholders	$(1.40)	$(1.61)	$(3.38)
Total Assets	$1,098.7	$1,166.9	$1,117.1
Capital Expenditures	$51.4	$15.1	$15.5
      We believe Adjusted EBITDA is an important financial measurement, since it is commonly used to measure financial performance from a credit perspective and is an important factor in evaluating a business. We believe investors and analysts use trends in analyzing our business and since our Adjusted EBITDA is not comparable before and after our February 2004 Financing, we have included the effect of Financing Adjustments, which are described below. Our Adjusted EBITDA for each of the three years presented is calculated as follows:

	2005	2004	2003

	(In millions)
Operating Loss	$(2.6)	$(16.4)	$(141.0)
Depreciation	51.3	55.4	47.1
Amortization	17.4	15.2	5.6
Other Expense, Net	56.2	37.0	6.0
Restructuring Charges	0.6	2.6	10.2
Provision for Uncollectible Accounts	0.5	0.8	3.5
Impairment Charge	—	—	135.3
Financing Adjustments(a)	—	3.4	32.0

Adjusted EBITDA	$123.4	$98.0	$98.7

(a)	The Financing Adjustments represent certain cash operating expenses associated with obligations that were refinanced with our February 2004 Financing. The adjustments assume that the February 2004 Financing was completed before the beginning of the period. The following represents details of the

Financing Adjustments that represent cash charges related to certain contractual obligations that previously affected operating loss:

	2005	2004	2003

	(In millions)
Raw Material Contract	$—	$1.5	$19.5
Sale and Leaseback Transaction	—	1.8	9.7
Asset Securitization	—	0.1	2.8

Financing Adjustments	$—	$3.4	$32.0

      Our financial results are primarily determined by our sales volume and raw material margins, which is the difference between net selling price and raw material cost. Our sales volume and raw material margins increase or decrease as a result of supply and demand factors and competitive conditions. Given our substantial unit volumes, the impact on our financial results from changes in raw material margins is significant. A one-cent per pound change in raw material margin on approximately 2.3 billion pounds of PET resin and fiber sales volumes results in an annual change of approximately $23.0 million in pretax earnings.
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
Packaging Products Group
      Our PPG manufactures and markets:

•	PermaClear® and PermaClear HP® solid-stated and amorphous PET resin from chemical-based raw materials for use in the manufacture of plastic soft drink bottles and other food and beverage packaging and

•	EcoClear® PET resin, utilizing recycled PET materials to meet customers’ recycled content PET resin requirements.
      These resins are produced at our facilities in Palmetto, South Carolina, Hancock County, Mississippi, and Emmen, the Netherlands.
      The following table presents certain key financial measurements for our PPG for each of the three years ending December 31.

	2005	2004	2003

	(In millions)
Net Sales	$781.4	$747.9	$632.0
Segment Profit(a)	$48.1	$29.5	$17.3
Segment Depreciation and Amortization	41.4	44.2	28.9
Segment Financing Adjustments(b)	—	3.0	25.5

Segment EBITDA	$89.5	$76.7	$71.7

Assets	$704.0	$775.4	$455.2
Capital Expenditures	$40.3	$9.4	$7.6

(a)	For a reconciliation of the Segment Profit to the Loss from continuing operations before income taxes and an explanation of the calculation of Segment Profit (Loss) in the accompanying consolidated financial statements, see Note 15 to the Consolidated Financial Statements.

(b)	The Financing Adjustments represent certain cash operating expenses associated with obligations that were refinanced with our February 2004 Financing. The adjustments assume that the February 2004 Financing was completed before the beginning of the period. The following represents details of the

Financing Adjustments that represent cash charges related to certain contractual obligations that previously affected operating results:

	2005	2004	2003

	(In millions)
Raw Material Contract	$—	$1.1	$14.5
Sale and Leaseback Transaction	—	1.8	9.7
Asset Securitization	—	0.1	1.3

Financing Adjustments	$—	$3.0	$25.5

      We sell to a diverse group of customers, including North American, South American and European-based manufacturers of various types of plastic containers. Graham Packaging Holding, Inc. represented approximately 23% of the PPG’s total net sales for 2005 and 13% of our total net sales for 2005. Five customers represented 55% of the PPG’s total net sales for 2005. The unexpected loss of any of these customers may result in a temporary reduction in net sales and profitability of our PPG.
      The majority of our products are marketed by 11 employees. We also utilize representatives or agents for certain sales. Our PET resins are promoted through various activities, including advertising, sales promotions and market development, into a variety of packaging markets whose end products include carbonated soft drinks, water, juices, and food. We are actively involved with our customers in joint end-use product development efforts to meet the future needs of the food and beverage packaging markets.
      Both North American and global PET resins demand continues to grow, driven by new product applications for PET, conversions from other packaging materials to PET, and the overall growth in beverage and food consumption. The following chart illustrates PET resins consumption in the North American Free Trade Agreement (NAFTA) region from 1990 through 2005:
NAFTA PET Resin Consumption(1)
  Source: SBA-CCI, Inc. (March 2006)

(1)	All industry information presented in Item 1. “Business” include industry data which are taken from sources we believe to be reliable and may have been modified by us based on our knowledge of the industry.

      Numerous factors affect the demand for PET resins, including substitution of packaging products from glass, aluminum, paper board and other plastics into PET, consumer preferences and spending, the overall growth in food and beverage consumption, and weather. Our markets for the PPG have historically displayed price and volume cyclicality. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” and “Forward-Looking Statements; Risks and Uncertainties.”
      The three major factors which affect our financial results in the PPG are the NAFTA supply/demand balance (also referred to as capacity utilization), the relative cost and availability of raw materials versus our competitors, particularly in Asia, and the NAFTA net trade balance, which may be affected by the cost and availability of raw materials. For more information on chemical raw material pricing and availability, see “Raw Materials” below. The following chart illustrates the supply/demand balance for the NAFTA PET resin market for the years 2000 through 2005.
NAFTA PET Resin Industry Supply/ Demand Balance
  Source: SBA-CCI, Inc. (March 2006), Wellman

      The reduction in capacity utilization in 2005 was a result of the curtailment of NAFTA production due to the limited availability of raw material, and increased imports of PET resin in the fourth quarter of 2005, all of which were primarily caused by the recent Gulf Coast hurricanes. This significant increase in imports resulted from lower PET resin import prices since the dramatic increase in raw material costs that occurred in the U.S. did not occur in Asia. (See “Raw Materials” below and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments”). The significant increase in imports in the fourth quarter is illustrated in the following chart, which shows the net trade balance by quarter for the years 2003 through 2005.
NAFTA PET Resin Net Trade Balance

All quarters are annualized
Source: U.S. Department of Commerce, Expide Logistics SA de CV (Feb. 2006), Wellman
      Each of our major markets is highly competitive. We compete in these markets primarily on the basis of product quality, price, customer service, and brand identity.

      The chart below illustrates our primary competitors in North America and percentages of stated annual capacity in the NAFTA PET resin market.
2005 NAFTA PET Resin Capacity by Producer
Total Capacity: 8.26 billion pounds
  Source: SBA-CCI, Inc. (March 2006), Wellman
      The European PET resin market has significantly more producers than the NAFTA market. In Europe, we compete with many of the NAFTA competitors as well as additional competitors, such as Advansa (formerly DuPontSA), Selenis, Novapet, and Equipolymers Global (a Dow/ KPC joint venture).
      For additional information on competitors, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements; Risks and Uncertainties.”
Fibers and Recycled Products Group
      The FRPG manufactures and markets:

•	Fortrel® chemical-based polyester staple fibers for use in apparel, non-woven, home furnishing, and industrial products,

•	recycled-based polyester and nylon staple fibers for use in home furnishing, non-woven, and industrial products, and

•	EcoLon® and Wellamid® recycled-based nylon and polyester engineering resins for use in the injection molding industry.
      Polyester staple fiber, FRPG’s primary product, is multi-strand fiber cut into short lengths to simulate certain properties found in natural fibers, such as cotton and wool. Our fiber optimizes our customers’ processes and meets their technical end product needs. We market these products primarily under the Fortrel® brand.
      Our chemical-based polyester staple fibers are manufactured at our Palmetto facility in Darlington, SC. Customers include integrated textile mills, yarn spinners, and non-woven operations that process polyester staple into yarn and/or fabric for a variety of applications, including apparel, home furnishing, non-woven and industrial products.
      Domestically, we manufacture polyester staple fiber and nylon products from recycled raw materials at our facility in Johnsonville, SC. These fibers are primarily used in home furnishing, non-woven and industrial products. Our recycling operation in Johnsonville procures these materials and processes them into usable raw materials for our fiber and engineering resins businesses.
      In Europe, we manufacture polyester staple fiber primarily from recycled raw materials at our production facility in Mullagh, Ireland. These fibers, used principally in home furnishing, non-woven, and industrial products, are exported primarily to the United Kingdom and continental Europe.
      Our Engineering Resins Division, located in Johnsonville, SC, primarily manufactures and markets nylon engineering resins under the EcoLon® and Wellamid® brands to the injection molding industry. We produce these resins using post-industrial, post-consumer, and virgin nylon compounded with various additives (glass fibers, minerals, fire retardant, etc.) to impart desired performance characteristics. These resins are used primarily in automotive applications.
      The following table presents certain key financial measurements for our FRPG for each of the three years ending December 31.

	2005	2004	2003

	(In millions)
Net Sales	$595.5	$557.1	$477.3
Segment Profit (Loss)(a)	$6.6	$(5.5)	$(3.3)
Segment Depreciation and Amortization	27.3	26.4	23.8
Segment Financing Adjustments(b)	—	0.4	6.5

Segment EBITDA	$33.9	$21.3	$27.0

Assets	$300.5	$315.3	$382.7
Capital Expenditures	$11.1	$5.7	$7.9

(a)	For a reconciliation of the Segment Profit (Loss) to the Loss from continuing operations before income taxes and an explanation of the calculation of Segment Profit (Loss) in the accompanying consolidated financial statements, see Note 15 to the Consolidated Financial Statements.

(b)	The Financing Adjustments represent certain cash operating expenses associated with obligations that were refinanced with our February 2004 Financing. The adjustments assume that the February 2004 Financing was completed before the beginning of the period. The following represents details of the Financing Adjustments that represent cash charges related to certain contractual obligations that previously affected operating results:

	2005	2004	2003

	(In millions)
Raw Material Contract	$—	$0.4	$5.0
Asset Securitization	—	—	1.5

Financing Adjustments	$—	$0.4	$6.5

      Our FRPG sells to a diverse group of customers. No single customer accounted for 10% or more of our FRPG’s net sales in 2005.
      The majority of our products are marketed by 39 employees. We also utilize representatives or agents for certain sales. Our polyester staple fibers are also promoted through various activities directed to our customers and to organizations downstream from our customers. These activities include advertising, sales promotion, market analysis and product development. As part of this effort, we encourage downstream purchasers of apparel, home furnishing and other products to specify to their suppliers the use of Fortrel® brand polyester staple fiber in their products.
      Numerous factors affect the demand for polyester staple fiber in our markets, including consumer preferences and spending, and retail sales patterns, which are driven by general economic conditions. The FRPG’s markets have displayed price and volume cyclicality.

      Polyester staple manufacturers in the U.S. and Europe are impacted by the actions of other competitors, the availability of raw materials, and the difference in raw material costs between the U.S., Europe, and Asia, which is a key factor in polyester staple fiber imports. These manufacturers and their customers are also adversely affected by imports of products throughout the textile chain. The recent Gulf Coast hurricanes contributed to a significant increase in polyester staple fiber imports in the fourth quarter of 2005. The following two charts illustrate the growth in polyester staple imports and in textile and apparel imports into the U.S.
Polyester Staple Imports Into the U.S.*
  Source: U.S. Commerce Department (Feb. 2006)
Textile and Apparel Imports Into the U.S.
  Source: U.S. Commerce Department (Feb. 2006)

      A downturn in the U.S., European, or global economy or an increase in imports of textile, apparel or polyester staple fiber products into the U.S. and Europe could adversely affect our business. Polyester textile fiber demand also may be influenced by the relative price of substitute fibers, most notably cotton. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” and “Forward-Looking Statements; Risks and Uncertainties.”
      Another factor which affects the financial results of our FRPG is the U.S. polyester staple fiber supply/demand balance (also referred to as capacity utilization). The following chart illustrates the capacity utilization for the years 2000 through 2005.
U.S. Polyester Staple Fiber Industry Supply/ Demand Balance
  Source: Fiber Economics Bureau (FEB) (Jan. 2006), Wellman

      Each of our major markets is highly competitive. We compete in these markets primarily on the basis of product quality, price, customer service, and brand identity. We are the largest producer of polyester staple fiber in the U.S. The chart below illustrates our primary polyester staple fiber competitors and percentages of stated annual capacity.
2005 U.S. Polyester Staple Fiber Capacity
Total Capacity: 2.25 billion pounds
  Source: FEB (2005 Average), Wellman
      We are also the largest producer of polyester staple in the European market. The chart below illustrates our main European polyester staple fiber competitors and percentages of stated annual capacity.
2005 European Union Polyester Staple Fiber Capacity
Total Capacity: 1.1 billion pounds
  Source: PCI (2005 Red Book)
      We are the largest producer of polyester staple fiber made from recycled materials and the largest supplier of polyester staple fiber for non-woven and industrial products in the U.S., the NAFTA region, and the European Union. We concentrate our marketing and development efforts on certain segments of the markets that are less susceptible to imports. For additional information on competitors, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements; Risks and Uncertainties.”
Raw Materials
      Our Permaclear® PET resins and our chemical-based Fortrel® polyester staple fibers are produced from purified terephthalic acid (PTA) and monoethylene glycol (MEG), which, combined, represent approximately 70-75% of our total product unit costs. The feedstocks in the polyester chain are illustrated below.
Polyester Chain
        We purchase PTA produced by BP Amoco Chemical Company, the primary U.S. merchant supplier, pursuant to long-term supply contracts in both the U.S. and Europe. In the U.S., we purchase MEG under long-term supply contracts with Lyondell (parent of Equistar Chemicals), and MEGlobal Americas, Inc. (a joint venture between Dow Chemical Co. and Kuwait Petrochemical Co.). In Europe, we purchase MEG from Diolen Industrial Fibers (formerly a part of Acordis). The prices of PTA and MEG are primarily determined by crude oil prices, natural gas prices, worldwide supply and demand of their feedstocks, and global polyester production. These factors have fluctuated in the past and are expected to continue to do so in the future.
      We have long-term, market-based supply contracts in place for these chemical-based raw materials that we believe will provide us with sufficient raw materials for our existing and planned future production requirements through December 2007.

      As illustrated by the following chart, following the hurricanes in the Gulf Coast area, the U.S. cost for chemical polyester raw materials rose sharply in comparison to raw material costs in China and Korea/ Taiwan.
Global Polyester Chemical Raw Material Costs 2005

* China prices excludes VAT
Source: Chem-Data, PCI (Feb. 2006), Wellman
      According to industry consultants, the recent Gulf Coast hurricanes increased U.S. raw material costs versus Asia by temporarily limiting the availability of certain raw materials in the polyester chain, including the following:

•	Mixed Xylenes (MX) — 3.2 million tons or 35% of U.S. capacity offline due to damage.

•	Paraxylene (PX) — 3.0 million tons or 63% of U.S. capacity offline due to damage.

•	Ethylene — 19.5 million tons or 56% of North America capacity offline either from damage or lack of natural gas.

•	Ethylene glycol (MEG) — 2.3 million tons or 68% of the U.S. capacity offline either from damage or lack of ethylene.
      Our recycling-based fibers utilize two categories of recycled PET raw materials: post-consumer containers and post-industrial materials. Post-industrial materials include off-quality or off-spec production, trim and other materials generated from fiber, resin, and film manufacturing processes. We obtain our post-consumer PET containers primarily from curbside recycling and deposit return programs. These post-consumer containers are processed initially at our recycling facilities in Johnsonville, S.C., Spijk, the Netherlands, and Verdun, France. The costs of recycled raw materials fluctuate, and the raw material mix for our U.S. and European fiber operations can be adjusted depending upon market conditions for the various raw materials. We purchase a portion of our recycled raw materials from manufacturers that compete with us in the sale of fibers and resins.
      We believe that we are the world’s largest purchaser of post-consumer PET containers.
      For additional information on our raw materials, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements; Risks and Uncertainties.”

Capital Investment Program
      Our capital expenditures in 2005 were approximately $51.4 million, compared to $15.1 million and $15.5 million for 2004 and 2003, respectively. The following table provides our capital expenditures by major category:
Capital Expenditures

	2005	2004	2003

	(In millions)
Expansion/major cost reductions	$38.0	$6.1	$1.7
Maintenance of business capital(a)	13.4	9.0	13.8

Total	$51.4	$15.1	$15.5

(a)	Includes environmental, health and safety capital expenditures.
      The significant increase in capital expenditures in 2005 relates to our PET resin expansion at our Pearl River facility. We expect to spend approximately $55.0 million to increase our PET resin capacity by approximately 300 million pounds annually. This expansion is currently anticipated to begin production during the middle of the second quarter of 2006.
      For additional information on capital expenditures expected in 2006, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity.”
Research and Development
      We have approximately 70 employees devoted to research, development and technical service activities in our resins and fibers businesses. Research and development costs were approximately $13.9 million, $13.0 million, and $14.9 million for 2005, 2004, and 2003, respectively.
Foreign Activities
      We operate in international markets. Since large portions of our non-U.S. sales are in different currencies, changes in exchange rates may affect the financial results and sales levels of these operations. Foreign exchange contracts and borrowings in local currencies are utilized to manage our foreign currency exposure. For additional information on these exposures, see Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” and Note 14 to the Consolidated Financial Statements.
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
Employees
      The following table provides our approximate number of employees and long-term, independent contractors, at December 31, by year:

	2005	2004	2003	2002	2001

Employees	1,900	1,700	1,900	2,200	2,500
Long-term, Independent Contractors	80	360	270	270	280

Total	1,980	2,060	2,170	2,470	2,780

      At December 31, 2005, the Union of Needle Trades, Industrial and Textile Employees, Hotel Employees and Restaurant Employees represented 430 employees, of which 242 were dues paying members, at our

Johnsonville, S.C. operations. This contract expires on July 29, 2008. In addition, wage reopeners are scheduled in June 2006 and 2007. In our European fiber business, four unions represented 196 of the 364 total employees at year-end 2005. The wage agreements with these unions expire on April 30, 2006. We employ 68 people at our European PET resins operation, with 45 represented by two unions whose contracts expired on December 31, 2005. We are currently in negotiations for a new contract. We believe that relations with our employees are satisfactory.
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
Executive Officers of the Registrant
      Our current executive officers are as follows:

Name and Age	Position

Thomas M. Duff, 58	Chairman, Chief Executive Officer, and Director
Keith R. Phillips, 51	Vice President, Chief Financial Officer
Michael E. Dewsbury, 56	Vice President, PET Resins Division — U.S.
Audrey L. Goodman, 52	Vice President, Treasurer
Mark J. Ruday, 40	Vice President, Chief Accounting Officer and Controller
Joseph C. Tucker, 58	Vice President, Fibers and Recycled Products Group
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

Available Information
      We make available all documents that we file with the Securities and Exchange Commission (the “SEC”) free of charge, through the “Investor Relations — SEC Documents” section of our Internet website (www.wellmaninc.com). This includes our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 551-8090. In addition, the SEC maintains an Internet site where you can access reports, proxy and information statements, and other information that issuers, including Wellman, Inc., electronically file with the SEC (http://www.sec.gov).

Item 2.	Properties
      The location, principal products produced and stated annual production capacity of our major manufacturing facilities at December 31, 2005 are set forth in the table below. Domestically, we have economic ownership of the properties and either own the properties or can acquire title for nominal consideration. We own all of our international properties listed below.

		Stated Annual
		Production Capacity
Location	Principal Products	(In millions of pounds)

Darlington, S.C. (Palmetto)	PET resins	760	(1)
Hancock County, MS (Pearl River)	PET resins	560	(2)
Emmen, the Netherlands	PET resins	120
Darlington, S.C. (Palmetto)	Polyester staple fiber	500
Johnsonville, S.C.	Polyester staple fiber	160
Mullagh, Ireland	Polyester staple fiber	185
Johnsonville, S.C.	Engineering resins	70

(1)	Includes 260 million pounds of amorphous PET resin capacity in excess of solid-stating capacity. The 260 million pounds consist of (i) 90 million pounds, which are solid-stated externally pursuant to a long-term contract; (ii) 90 million pounds, which are sold as amorphous PET resin pursuant to a long-term contract; and (iii) 80 million pounds, which are available for external sales as amorphous PET resin.

(2)	Excludes polymerization production equipment with an annual capacity of approximately 300 million pounds, which is in the process of being converted in order to manufacture PET resin. This conversion is expected to be fully operational in the second quarter of 2006.

Item 3.	Legal Proceedings
      Indirect purchasers of polyester staple fiber products have filed 40 purported class action lawsuits alleging violations of state antitrust or unfair competition laws and certain state consumer protection acts against us and certain other persons in various state courts. In each of these lawsuits, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of polyester staple fiber products. These indirect purchaser cases are pending in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. In all of these cases, the plaintiffs seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief. Certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. These indirect purchaser actions were filed following the Department of Justice’s commencement of an investigation of the pricing practices in the polyester staple fiber industry. Neither we nor any of our employees were ever indicted in connection with this investigation. In October 2004, the Department of Justice publicly announced that there would be no further criminal prosecutions arising out of its investigation. Wellman vehemently denies that we or our employees engaged in price fixing or customer allocation and we intend to vigorously defend against the remaining civil claims unless we can settle them in a cost effective manner.

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

Year	High	Low	Dividend

2005
Fourth Quarter	$8.23	$5.36	$0.05
Third Quarter	$10.99	$5.62	$0.05
Second Quarter	$14.82	$9.35	$0.05
First Quarter	$15.42	$9.50	$0.05
2004
Fourth Quarter	$10.88	$6.89	$0.05
Third Quarter	$8.48	$6.38	$0.05
Second Quarter	$8.64	$7.15	$0.05
First Quarter	$10.81	$7.33	$0.05
      We had 758 holders of record as of March 1, 2006.
      Warburg Pincus Private Equity VIII, L.P. (“WP VIII”) holds 11,202,143 shares of preferred stock, which were issued on June 27, 2003 and can be converted into our common stock at a conversion price of $11.25 which is fixed until June 28, 2007. If WP VIII had converted its preferred stock on December 31, 2005 it would have received approximately 23 million shares of common stock. On June 28, 2007 the conversion price will be adjusted downward by the amount that Wellman’s stock price for the preceding 60 days is below $23.00; however, the minimum Conversion Price is $6.75. WP VIII also holds two warrants, each representing the right to purchase 1,250,000 shares of our common stock at $11.25, which are currently exercisable.
      See Note 11 to the Consolidated Financial Statements for information regarding common stock rights associated with our common stock and our restricted stock plan.
      Our quarterly dividend rate on our common stock is $0.05 per share and is appropriate considering our operating performance, our current debt level, our capital expenditures, and the dividend levels of other companies. Our current financing agreements permit a quarterly dividend rate on our common stock of up to $0.09 per share. However, if certain earnings levels are not achieved, our dividends are limited to an amount not to exceed $15.0 million in aggregate over the life of the financings. We have used $8.0 million of the $15.0 million limitation. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”
Securities Authorized for Issuance Under Equity Compensation Plans
      “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for the 2006 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission on or before April 30, 2006 and is incorporated by reference.

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In millions, except per share data)
Net sales	$1,376.9	$1,305.0	$1,109.3	$1,014.0	$1,009.6
Gross profit	$117.8	$83.8	$80.6	$115.2	$107.3
Operating income (loss)	$(2.6)	$(16.4)	$(141.0)	$45.7	$35.2
Interest expense	$45.4	$38.1	$10.1	$10.3	$17.9
Earnings (loss) from continuing operations	$(30.0)	$(38.8)	$(96.7)	$26.4	$13.4
Accretion and beneficial conversion charge	$(14.2)	$(12.3)	$(10.1)	$—	$—
Cumulative effect of accounting change, net of tax	—	—	—	$(197.0)	—
Net earning (loss) attributable to common stockholders	$(44.2)	$(51.1)	$(106.7)	$(194.3)	$8.4
Basic net earnings (loss) attributable to common stockholders per common share	$(1.40)	$(1.61)	$(3.38)	$(6.15)	$0.27

Diluted net earnings (loss) attributable to common stockholders per common share	$(1.40)	$(1.61)	$(3.38)	$(6.07)	$0.26

Dividends declared per common share	$0.20	$0.20	$0.36	$0.36	$0.36

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In millions)
Operating income (loss)	$(2.6)	$(16.4)	$(141.0)	$45.7	$35.2
Depreciation and amortization	68.7	70.6	52.7	56.1	62.5
Other expense, net	56.2	37.0	6.0	0.7	3.1
Restructuring charges	0.6	2.6	10.2	—	—
Provision for uncollectible accounts	0.5	0.8	3.5	4.2	0.1
Impairment charge	—	—	135.3	—	—
Financing Adjustments(a)	—	3.4	32.0	28.9	30.0

Adjusted EBITDA	$123.4	$98.0	$98.7	$135.6	$130.9

(a)	The Financing Adjustments represent certain cash operating expenses associated with obligations that were refinanced with our February 2004 Financing. The adjustments assume that the February 2004 Financing was completed before the beginning of the period. The following represents details of the Financing Adjustments that represent cash charges related to certain contractual obligations that previously affected operating income (loss):

	2005	2004	2003	2002	2001

	(In millions)
Raw Material Contract	$—	$1.5	$19.5	$18.9	$18.8
Sale and Leaseback Transaction	—	1.8	9.7	8.7	8.3
Asset Securitization	—	0.1	2.8	1.3	2.9

Financing Adjustments	$—	$3.4	$32.0	$28.9	$30.0

	December 31,

	2005	2004	2003	2002	2001

	(In millions)
Balance Sheet Data:
Total assets	$1,098.7	$1,166.9	$1,117.1	$965.2	$1,234.4
Total debt(b)	$498.6	$471.5	$371.0	$236.9	$333.1
Stockholders’ equity	$349.4	$426.5	$465.6	$426.7	$612.7

(b)	The following summarizes our total debt and certain contractual obligations for each of the years presented.

	December 31,

	2005	2004	2003	2002	2001

	(In millions)
Total debt	$498.6	$471.5	$371.0	$236.9	$333.1
Certain contractual obligations:
Receivables securitization	—	—	27.8	64.2	76.0
Sale and leaseback transaction	—	—	155.1	165.4	170.8
Raw material contract	—	—	96.4	115.7	135.0

Total certain contractual obligations	—	—	279.3	345.3	381.8

Total debt and certain contractual obligations	$498.6	$471.5	$650.3	$582.2	$714.9

      The certain contractual obligations summarized above consist of total payments, including interest, that were refinanced as part of our February 2004 Financing. For additional information, see Note 7 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
      We are principally engaged in the manufacture and marketing of high-quality PermaClear® brand PET (polyethylene terephthalate) packaging resins, Fortrel® brand polyester staple fibers, and EcoLon® engineering resins. We believe we are the world’s largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. At December 31, 2005, we had stated annual operating capacity to manufacture approximately 1.5 billion pounds of PET resins and 0.8 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe.
      Our operations are classified into two reportable operating segments: the Packaging Products Group (or PPG) and the Fibers and Recycled Products Group (or FRPG). Our PermaClear® PET resins are produced by the PPG from purified terephtalic acid (PTA) and monoethylene glycol (MEG). These resins are primarily used in the manufacture of plastic soft drink bottles and other food and beverage packaging. The FRPG produces Fortrel® polyester staple fiber and other polyester staple fibers that are primarily used in apparel, home furnishing, non-woven, and industrial products. These fibers are produced from PTA, MEG and recycled raw materials. In addition, the FRPG produces EcoLon® nylon engineering resins.
      North American and global PET resins demand continues to grow, driven by new product applications for PET, conversions from other packaging materials to PET, and overall growth in beverage and food consumption. Demand for polyester staple fiber is subject to changes in consumer preferences and spending, retail sales patterns, and textile product imports. Imports of products throughout the textile chain continue to negatively impact the United States and European fiber markets, adversely affecting our operating results.
      Our financial results are primarily determined by our sales volume and raw material margins, which is the difference between net selling price and raw material cost. Both PET resin and polyester staple fiber volume and raw material margins increase or decrease as a result of supply and demand factors, competitive conditions, global economic and market conditions, export and import activity, and the prices of competing materials. Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations. Given our substantial unit volumes, the impact on our financial results from changes in raw material margins is significant. A one-cent per pound change in raw material margin on approximately 2.3 billion pounds of resin and fiber sales volumes results in an annual change of approximately $23.0 million in pretax earnings.
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
Revenue Recognition
      Sales to customers are recorded when both title and risk of ownership of the goods transfer to the customer. Provisions for allowances, discounts and rebates to customers are recorded at the time of sale based on our best estimates, which may change. A considerable amount of judgment is required in assessing the ultimate amount of allowances, discounts, and rebates. Our estimates could vary significantly from actual amounts realized, resulting in adjustments to selling prices.

Allowance for Doubtful Accounts
      We perform periodic credit evaluations of our customers’ financial condition. We have established an allowance for doubtful accounts based on our evaluation of the credit-worthiness of our customers and the potential risks inherent in their businesses. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, especially in light of the difficult economic conditions facing our FRPG customers. These judgments could vary significantly from actual amounts realized, resulting in changes in bad debt expense and allowances. The allowance for doubtful accounts will increase or decrease based on circumstances or specific events impacting customers, including bankruptcy filings and changes in the customers’ credit ratings. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Inventory Valuation
      Inventories are stated at the lower of cost or market. Cost is recorded based on the purchase price of goods less estimated rebates or credits, and we principally use a first-in, first-out (FIFO) flow of inventory assumption. The physical condition (i.e., quality) of the inventories is also considered in establishing the valuation. Our estimates of rebates, credits and the physical condition of the goods are judgments and the actual results could vary significantly, either favorably or unfavorably. Changes in our inventory valuation resulting from such variances would affect our cost of sales.
Property, Plant and Equipment
      Property, plant and equipment are carried at cost. Depreciation for assets is provided based on their estimated useful lives and is computed using the straight-line method or the units of production method. Changes in circumstances such as technological advances, changes to our capital investment strategy, or changes to our business model could result in the actual lives differing from our estimates, in which case our earnings could be affected.
      When events or circumstances indicate that the carrying value of a fixed asset group may not be recoverable, we will test the fixed asset group for impairment. If any of the impairment indicators are present or if other circumstances indicate that impairment may exist, we then determine whether an impairment loss should be recognized. We estimate the future undiscounted cash flows to be derived from the entire facility or site to determine its fair market value and whether or not a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, we then calculate and record the impairment, which is equal to the excess of the carrying value of the asset over the estimate of its fair market value.
Goodwill and Other Intangible Assets
      In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but we test for impairment at least annually at the reporting unit level by comparing the estimated future discounted cash flows to the carrying value of the reporting unit, including goodwill. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is impaired by this amount.
      The estimate of future discounted cash flows is based upon, among other things, certain assumptions about future operating performance. Our estimates of future discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, our business model, or our operating performance.
Deferred Tax Assets
      We record deferred tax assets for tax benefits we expect to be recognized in future periods, principally as a result of the utilization of net operating losses and tax credits. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If our businesses do not perform as expected, the valuation allowance may change. If that occurred, an adjustment to the deferred tax assets would result in an increase or decrease in our tax expense in the period such determination was made.
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
Pension Benefits
      We have defined benefit plans and defined contribution pension plans that cover substantially all employees. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability (asset) related to the defined benefit plans. Key factors include assumptions about the expected rates of return on plan assets, salary and pension increases, mortality tables and discount rates. We consider the guidance of our professional advisors as well as market conditions, including changes in investment returns and interest rates, in making these assumptions.
      We manage the assets in our defined benefit plans to obtain the highest possible return over the long-term commensurate with the appropriate level of assumed risk. In order to moderate the investment portfolio’s volatility, we forecast financial market returns over a wide range of potential future economic trends. The expected rate of return on plan assets is a long-term assumption and is reviewed annually. The discount rate reflects the market rate for high-quality fixed income debt instruments at December 31 and is subject to change each year.
      Unrecognized actuarial gains or losses are amortized using the “corridor method” as defined by SFAS No. 87 for our domestic defined benefit plans and the Dutch plans. For the Irish plans, we separately identify actuarial gains and losses on the plan’s assets and projected benefit obligations and amortize them over a period of five years, subject to the minimum amortization requirements of SFAS No. 87. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on plan assets.
      The actuarial assumptions we used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While we believe the assumptions used are appropriate, differences in actual experience or changes in assumptions may be material.
      Currently, our Audit Committee of the Board of Directors is considering a voluntary change in the accounting principle for recognizing net actuarial gains or losses relating to our defined benefit pension obligations. If we change our accounting principle, we will be required to restate prior periods’ financial statements in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.”
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We will implement this Statement in our first quarter 2006 financial statements; however, we do not expect the adoption of this Statement to have an impact on our Consolidated Financial Statements. In December 2005, our Board of Directors voted to vest the 226,980 unvested 1997 options granted in August 2003 with an exercise price of $10.44 under the Wellman, Inc. Amended and Restated 1997 Stock Option Plan. One third of these unvested options would have vested in August of 2006, 2007, and 2008. We estimate that approximately $0.5 million of expense was eliminated as a result of accelerating the vesting of these options.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4, Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste or spoilage. Such abnormal expenses must be recognized in the period in which they are incurred. In addition, this Statement requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period in which it is incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which supersedes APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
      In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions — an Interpretation of FASB Statement No. 109.” The Interpretation, currently anticipated to be finalized in the first quarter of 2006, is expected to address diverse accounting practices that have developed with regard to recognizing, derecognizing, or measuring benefits related to uncertain tax positions. As the Exposure Draft is currently written, we would be required to recognize in our financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained on audit based solely on the technical merits of the position. We are currently evaluating the effect this Interpretation will have on our consolidated financial position and results of operations. Based on our current understanding of the exposure draft, we do not expect the impact to be material.
RECENT DEVELOPMENTS
      During 2005, we recorded pre-tax charges totaling $35.9 million arising primarily from the settlement of all the federal lawsuits of direct purchasers (including a class action lawsuit) alleging that we engaged in price fixing and customer allocation relating to the sales of polyester staple fiber. The $35.9 million charge, which is included in Other expense, net in our Consolidated Statements of Operations, represents our best estimate of the total costs including all agreed upon settlements as well as the future costs to defend or settle any remaining litigation including state claims by indirect purchasers. These agreements contain releases of all claims against us or any of our directors and employees arising from alleged price fixing and market allocation through the date of the settlement. These settlements cover virtually all of the polyester staple fiber sold in North America from April 1999 to July 2005. For additional information, see Item 3. “Legal Proceedings” and Note 13 to the Consolidated Financial Statements.

      On August 27, 2005, we shut down our Pearl River facility in Hancock County, Mississippi, in anticipation of hurricane Katrina. The damages caused by the hurricane resulted in a complete loss of production from that date until the first production line, with an annual capacity of 280 million pounds, re-started production the week of October 31, 2005. The second production line, with the same annual capacity, re-started at the end of November, 2005. As of December 31, 2005, we have incurred total costs attributable to hurricane Katrina of $24.0 million, which included the following:

Direct Damage to Plant Site —	Costs incurred to repair and/or restore all machinery, equipment, foundations, and buildings to their normal operating condition.
Fixed Costs —	Salaries, wages, property insurance, electricity, and waste water treatment costs incurred during the shutdown period.
Incremental freight costs —	Additional freight costs incurred above our normal freight expense primarily due to the disruption in rail service.
Infrastructure support —	Costs to maintain an adequate living environment for both our employees and contract workers starting with the initial repair period and continuing in order to maintain proper staffing levels to operate the plant.
Inventory spoilage —	Costs representing the difference between the inventory cost at the time of the hurricane less the net realizable value of inventory that was damaged or spoiled as a result of the hurricane.
Rail car damage —	Costs of repairing all of our leased rail cars that were damaged during the hurricane.
Rail car leases —	Monthly lease cost related to the rail cars that were damaged and thus inoperable.
      We expect to incur additional costs in the first quarter of 2006 (See Outlook below).
      We have insurance that covers substantially all of the costs described above as well as any lost profits (which is based on the expected production of the facility), resulting from hurricane Katrina in excess of our $20 million deductible.
RESULTS OF OPERATIONS
2005 to 2004
      The following table summarizes reasons for the changes in 2005 from 2004 for net sales, cost of sales, and gross profit.

	PPG	FRPG	Total

	(In millions)
Net selling prices	$127.0	$101.8	$228.8
Sales volumes	(93.6)	(63.6)	(157.2)
Foreign currency translation	0.1	0.2	0.3

Increase in net sales	33.5	38.4	71.9
Volume effect	(75.3)	(52.4)	(127.7)
Raw material unit costs	89.0	69.1	158.1
Plant added unit costs	(0.1)	7.1	7.0
Foreign currency translation	0.1	0.4	0.5

Increase in cost of sales	13.7	24.2	37.9

Increase in gross profit	$19.8	$14.2	$34.0

      Net selling prices in both the PPG and the FRPG increased in response to higher raw material costs and an improved supply/demand balance. The decrease in PPG sales volumes occurred as a result of our Pearl River facility losing more than 2 months of production due to hurricane Katrina, an increase in PET resins imports into the U.S. in the fourth quarter of 2005 as a result of the effects of the recent Gulf Coast hurricanes, and our attempt in the second quarter of 2005 to maintain selling prices and inventory destocking by our customers as prices declined. These price declines were primarily caused by declines in global raw material costs during the second quarter of 2005, which resulted from a decrease in Chinese purchases of polyester chemical raw materials.
      The decrease in sales volumes for the FRPG is due to our strategic decision to reduce the stated annual polyester staple fiber capacity at our Johnsonville, S.C. facility by approximately 80 million pounds, a continued decline in U.S. textile fiber demand, an increase in imports into the U.S. in the fourth quarter of 2005 as a result of the recent Gulf Coast hurricanes, and poor economic conditions in the European fibers market.
      The higher raw material unit costs were due to higher purchase prices in both our chemical and recycled-based businesses, which more than offset lower sales volumes.
      Plant added unit costs were higher overall compared to the same period last year primarily due to higher energy rates and the cost of transitioning our Johnsonville facility to its reduced annual capacity of 160 million pounds.
      Selling, general and administrative expenses were $63.1 million, or 4.6% of net sales, in 2005 compared to $59.8 million, or 4.6% of net sales, in 2004. The higher spending was primarily due to our reinstatement of certain salary and benefit programs effective January 1, 2005.
      We incurred restructuring charges of $0.6 million and $2.6 million in 2005 and 2004, respectively, related to our cost reduction programs (see Note 6 to the Consolidated Financial Statements).
      We recorded a charge for expected losses on accounts receivable of $0.5 million and $0.8 million in 2005 and 2004, respectively.
      The following table details Other expense, net for 2005 and 2004:

	2005	2004

	(In millions)
Legal costs	$35.9	$5.4
Hurricane Katrina costs	24.0	—
Non-capitalizable financing costs	—	40.2
Rebates from anti-dumping duties	(3.7)	(8.6)

	$56.2	$37.0

      Legal costs consisted of fees, settlements, and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned) and related civil litigation. These amounts increased substantially in 2005, when we settled all the federal claims of any direct purchasers of polyester staple fiber. For additional information on legal costs, see Item 3. “Legal Proceedings” and “Recent Developments” above.
      Hurricane Katrina costs consists of expenses incurred related to hurricane Katrina, which include direct damages, inventory loss, railcar damage, fixed costs, infrastructure support, and increased freight costs. For additional information on the effect of hurricane Katrina on our operations, see “Recent Developments” above and Note 5 to the Consolidated Financial Statements.
      The non-capitalizable financing costs consisted of costs associated with our previous financings that were repaid in the first quarter of 2004. For additional information on the February 2004 Financing, see Note 7 to the Consolidated Financial Statements.
      In October 2000, the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are paid to the injured companies who file claims to that effect. We received $3.7 million and $8.6 million in 2005 and 2004, respectively. The decrease in 2005 is primarily due to the higher antidumping duties collected in prior years which were released for distribution among injured companies in 2004 and a decrease in the volume of imported fiber subject to antidumping duties.
      As a result of the foregoing, we reported an operating loss of $2.6 million in 2005 compared to an operating loss of $16.4 million in 2004.
      Interest expense, net, was $45.4 million in 2005 compared to $38.1 million in 2004. This increase was primarily due to increased interest rates.
      Our effective tax rate for 2005 on our loss from continuing operations was 37.5% compared to 28.8% for 2004. Our tax rate changed due to the relative proportion of U.S. to foreign earnings, our overall earnings level, and nondeductible compensation payments in 2005. Foreign earnings are taxed at rates lower than U.S. rates. In addition, during 2004 we incurred tax expense of $6.1 million as a result of our taking advantage of the lower tax rate on our foreign earnings repatriations as specified under the American Jobs Creation Act.
      As a result of the foregoing, we reported a loss from continuing operations of $30.0 million for 2005, compared to a loss from continuing operations of $38.8 million for 2004.
      As a result of the June 2003 private equity investment, we recorded accretion based on the fair market value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. This amount was $14.2 million and $12.3 million in 2005 and 2004, respectively. The 2005 amount included $1.0 million, of which $0.8 million was recorded in the first quarter and $0.2 million was recorded in the second quarter, which was the amount that the fair market value of the accretion exceeded the book value of the accretion based in part on the value of the underlying common stock.
      As a result of the foregoing, we reported a net loss attributable to common stockholders of $44.2 million, or $1.40 per diluted share, for 2005, compared to a net loss attributable to common stockholders of $51.1 million, or $1.61 per diluted share, for 2004.
2004 to 2003
      The following table summarizes reasons for the changes in 2004 from 2003 for net sales, cost of sales, and gross profit.

	PPG	FRPG	Total

	(In millions)
Net selling prices	$94.4	$22.4	$116.8
Sales volumes	14.4	46.7	61.1
Foreign currency translation	7.1	10.7	17.8

Increase in net sales	115.9	79.8	195.7
Volume effect	10.4	42.2	52.6
Raw material unit costs	89.1	49.1	138.2
Plant added unit costs	(1.9)	(11.4)	(13.3)
Foreign currency translation	6.4	8.6	15.0

Increase in cost of sales	104.0	88.5	192.5

Increase (decrease) in gross profit	$11.9	$(8.7)	$3.2

      Net selling price increases were initiated in both segments during 2004 in response to higher raw material costs.
      Sales volumes increased during 2004 in both our PPG and FRPG primarily as a result of improved supply/demand fundamentals and an improved trade balance for U.S. polyester staple fiber and NAFTA PET resin.

      The higher raw material unit costs in the 2004 period are the result of a tight supply/demand balance for both chemical and recycled-based raw materials and higher crude oil prices for our chemical-based businesses.
      Plant added costs were lower overall compared to the previous year as savings from our cost reduction programs more than offset higher depreciation and amortization, other non-cash charges, and energy costs for both the PPG and the FRPG. This allowed for significant reductions in our per unit costs. The additional depreciation and amortization was principally a result of the February 2004 Financing. For additional information on the February 2004 Financing, see Note 7 to the Consolidated Financial Statements. For additional information on our cost reduction programs, see Note 6 to the Consolidated Financial Statements.
      Selling, general and administrative expenses were $59.8 million, or 4.6% of net sales, in 2004 compared to $66.6 million, or 6.0% of net sales, in 2003. The decrease was primarily due to our cost reduction efforts. For additional information on our cost reduction programs, see Note 6 to the Consolidated Financial Statements.
      In December 2003, we abandoned the polyester staple fiber spinning and drawing equipment at our Pearl River facility. This decision was based on the determination that a conversion to PET resin production would be the most profitable use of the related polymerization assets. We recorded a non-cash impairment charge of $135.3 million in the fourth quarter of 2003.
      We incurred restructuring charges of $2.6 million and $10.2 million in 2004 and 2003, respectively, related to our cost reduction programs (see Note 6 to the Consolidated Financial Statements).
      We recorded a charge for expected losses on accounts receivable of $0.8 million and $3.5 million in 2004 and 2003, respectively. Additional bad debt expense was recorded in 2003 primarily due to a bankruptcy where we were a sole-sourced supplier and not named as a critical vendor.
      The following table details Other expense, net for 2004 and 2003:

	2004	2003

	(In millions)
Legal costs	$5.4	$6.0
Non-capitalizable financing costs	40.2	2.2
Rebates from anti-dumping duties	(8.6)	(3.4)
Accelerated stock option vesting	—	1.2

	$37.0	$6.0

      Legal costs consisted of expenses related to the Department of Justice investigation of the polyester staple fiber industry. For additional information on legal costs, see Item 3. “Legal Proceedings” and Note 13 to the Consolidated Financial Statements.
      The non-capitalizable financing costs consisted of costs associated with our previous financings that were repaid in the first quarter of 2004. For additional information on the February 2004 Financing, see Note 7 to the Consolidated Financial Statements.
      In October 2000, the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are paid to the injured companies who file claims to that effect. We received $8.6 million and $3.4 million in 2004 and 2003, respectively. The increase in 2004 is primarily due to antidumping duties collected in prior years which were released for distribution among the injured companies in 2004.
      As a result of the foregoing, we reported an operating loss of $16.4 million in 2004 compared to $141.0 million in 2003.
      Interest expense, net, was $38.1 million in 2004 compared to $10.1 million in 2003. This was the result of increased long-term debt, higher credit spreads, and increased amortization of debt issuance costs in interest expense due to the February 2004 Financing.

      Our effective tax rate for 2004 on our loss from continuing operations was 28.8% compared to 36.0% for 2003. Our tax rate decreased due to the lower relative proportion of U.S. to foreign earnings. Foreign earnings are taxed at rates lower than U.S. rates. In addition, we incurred tax expense of $6.1 million as a result of our taking advantage of the lower tax rate on our foreign earnings repatriations as specified under the American Jobs Creation Act.
      As a result of the foregoing, we reported a loss from continuing operations of $38.8 million for 2004, compared to a loss from continuing operations of $96.7 million for 2003.
      As a result of the June 2003 private equity investment, we recorded accretion of the preferred stock liquidation preference, including the amortization of the discount related to the valuation of the common stock warrants, of $12.3 million and $5.9 million in 2004 and 2003, respectively. In addition, we incurred non-cash beneficial conversion charge of $4.2 million in the fourth quarter of 2003 as a result of the preferred stock becoming convertible into common stock.
      As a result of the foregoing, we reported a net loss attributable to common stockholders of $51.1 million, or $1.61 per diluted share, for 2004, compared to a net loss attributable to common stockholders of $106.7 million, or $3.38 per diluted share, for 2003.
OUTLOOK
      The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements; Risks and Uncertainties” below.
      Our financial results are primarily determined by our sales volumes and raw material margins, which are impacted by industry capacity utilization and the differential in raw material costs between the U.S. and Asia. As a result of hurricanes Katrina and Rita, Asian raw material costs became significantly less expensive than U.S. raw material costs which resulted in a dramatic increase in PET resin and polyester staple fiber imports in the fourth quarter of 2005. In the beginning of 2006, customers were still utilizing these imports and the difference in raw material costs had not returned to pre Katrina levels. Therefore, we believe the first quarter of 2006 results could be less than the results in the third quarter of 2005 before hurricane Katrina.
      We have announced selling price increases in our U.S. PET resin business of $0.05 and $0.04 per pound effective February 1, and March 1, 2006, respectively. In addition, we have announced $0.03 and $0.04 per pound selling price increases in our domestic fibers business effective January 1, 2006 and March 5, 2006, respectively. Given the competitive nature of our businesses and other market influences, there can be no assurance that these price increases will be fully realized.
      In 2006, we expect to benefit from higher PET resin volumes as we recover our lost sales due to hurricane Katrina, and from additional sales from our PET resin expansion of approximately 300 million pounds at our Pearl River, Mississippi facility that is expected to start in the second quarter 2006.
      If the NAFTA PET resin industry capacity utilization improves, the differences in raw material costs between the U.S. and Asia is reduced, and the aforementioned price increases are realized, our operating results for the last three quarters of 2006 should improve significantly over the comparable period in 2005. However, there are announced PET resins expansions for late 2006 and early 2007 that, if these expansions occur as expected, could adversely affect our raw material margins during these periods.
      We do not expect to record any additional legal expenses relating to allegations that the company engaged in price fixing relating to sales of polyester staple fiber. We expect to be reimbursed by insurance in the second half of 2006 for substantially all of the costs and any lost profits (which is based on the expected production of the facility) resulting from hurricane Katrina in excess of our $20 million deductible.
      In the fourth quarter of 2006, we expect to receive a payment, which we expect to be approximately equal to the amount received in 2005, under the CDO. The CDO was repealed in February 2006, but U.S. Customs will continue to distribute anti-dumping duties collected through September 30, 2007 to injured companies.

CAPITAL RESOURCES AND LIQUIDITY
      Net cash provided by operations was $26.0 million for 2005, compared to net cash used in operations of $21.7 million for 2004. Improved operations and the effects of the February 2004 Financing were principally responsible for this change.
      Net cash used in investing activities amounted to $51.4 million in 2005, compared to $242.2 million in 2004. Investing activities for 2005 and 2004 were comprised of capital expenditures in the amounts of $51.4 million and $15.1 million, respectively, and in 2004, also included the purchase of sale-leaseback assets of $150.0 million and the $77.1 million pre-payment of a raw material contract, both in conjunction with the February 2004 Financing. The higher capital expenditures in 2005 are primarily related to the expansion of PET resin capacity at our Pearl River facility. We expect our 2006 capital expenditures to approximate our 2005 levels primarily due to our PET resin expansion at our Pearl River facility.
      Net cash provided by financing activities amounted to $19.8 million in 2005 compared to $63.6 million in 2004. The net proceeds from the February 2004 Financing of $489.5 million plus $206.4 million in cash ($695.9 million in total) were used to pay balance sheet debt, purchase PET resin assets that were leased under a sale and leaseback transaction, pre-pay a raw material contract, purchase accounts receivable, and pay certain financing costs, interest and fees. We incurred $40.2 million of non-capitalizable financing costs (including non-cash charges) as a part of the February 2004 Financing. For additional information on the non-capitalizable financing costs, see Note 7 to the Consolidated Financial Statements.
      At December 31, 2005, we had a total of $150 million in interest rate hedging agreements which were entered into to reduce our exposure to floating rate debt, which are as follows: a $50 million fixed-rate swap which matures June 2007 where we receive three-month LIBOR and pay 6.17% quarterly; a $25 million fixed-rate swap which matures July 2007 where we receive three-month LIBOR and pay 3.69% quarterly; a $25 million fixed-rate swap which matures July 2007 where we receive three-month LIBOR and pay 3.608% quarterly; and a $50 million cap which matures July 2007 where, for quarterly periods when three-month LIBOR exceeds 6% on its reset date, we receive the difference between three-month LIBOR and 6%.
      The following table describes our current debt facilities at December 31, 2005:
TABLE I

					Amounts Available
		Total		Amount	under Committed
	Maturity	Facility	Commitment	Outstanding	Facilities

	(In millions)
Revolving Credit Facility(1)	February 2009	$175.0	$175.0	$50.1	$124.9
First Lien Term Loan(2)	February 2009	$185.0	$185.0	$185.0	$—
Second Lien Term Loan(3)	February 2010	$265.0	$265.0	$261.4	$—
European Facility(4)	July 2010	$23.7	$20.5	$—	$20.5
Other	N/A	$2.1	$2.1	$2.1	$—

Total		$650.8	$647.6	$498.6	$145.4

Adjustments(5)					$(4.2)

					$141.2

(1)	We have a $175.0 million revolving credit facility secured by our domestic accounts receivable, domestic inventory and other related intangibles that matures on February 10, 2009. Our borrowing capacity is based on our domestic accounts receivable and inventory, less outstanding letters of credit and the termination value of financial instruments, but cannot exceed $175.0 million. Pricing on the Revolving

Credit Facility is based on our leverage ratio as defined in the Revolving Credit Facility. The credit spread over LIBOR and the prime rate borrowings ranges from 200 to 275 basis points and 100 to 125 basis points, respectively.

(2)	We have a $185.0 million First Lien Term Loan which matures on February 10, 2009, which is primarily secured by our domestic real property, plant and equipment. Our annual interest rate is three-month LIBOR plus 400 basis points and is paid quarterly. There is a LIBOR floor of 200 basis points.

(3)	We have a $265.0 million Second Lien Term Loan, which matures on February 10, 2010 which is secured by a second priority interest in substantially all of our domestic assets. Our annual interest rate is three-month LIBOR plus 675 basis points and is paid quarterly. There is a LIBOR floor of 200 basis points. The amount outstanding is net of the unamortized portion of an original issue discount.

(4)	Effective July 2005, certain of our foreign subsidiaries entered into a five-year €20 million multi-currency facility, secured by their trade accounts receivable. While interest rates vary by currency borrowed, we primarily borrow in Euros, and the Euro borrowing rate is the Bank’s Prime Rate plus 2% (4.94% at December 31, 2005).

(5)	The adjustments are a reduction in the amounts available under the Revolving Credit Facility due to outstanding letters of credit and the mark-to-market value of outstanding swaps. For additional information on swaps, see Note 7 to the Consolidated Financial Statements.

      In addition to our debt commitments, we have entered into other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 31, 2005 under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments, including interest, are due under the contractual obligations.
TABLE II

	Payments Due by Period

					Greater
					Than 5
		Less Than 1	Years 1-3	Years 3-5	Years
		Year
Contractual			(Years 2007	(Years 2009	Years 2011
Obligations	Total	(Year 2006)	& 2008)	& 2010)	& Beyond

	(In millions)
Debt Agreements (see Table I)	$498.6	$0.3	$1.6	$496.7	$—
Interest Payments on Debt Agreements(6)	194.3	51.7	103.5	39.1	—
Operating Leases(7)	47.5	7.9	13.5	10.6	15.5

Total	$740.4	$59.9	$118.6	$546.4	$15.5

(6)	Interest payments on Debt Agreements include the unamortized portion of an original issue discount. Future interest rates are based on a forward rate curve.

(7)	These amounts relate primarily to operating leases for our railcars, computer hardware, and executive offices.
      We do not have any material relationships with unconsolidated entities or financial partnerships, often referred to as special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes.
      Our debt agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that we maintain available liquidity (as defined in the Revolving Credit Facility) of at least $55.0 million or maintain a Fixed Charge Coverage Ratio initially of at least 1.0:1.0. This ratio increases to 1.05:1.0 beginning with the four quarters ending December 31, 2006 and further increases to 1.10:1.0 beginning with the four quarters ending March 31, 2008. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is earnings before interest, taxes, certain other items and non-cash charges

(primarily depreciation and amortization) divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash. Our current financing agreements permit us to pay a common stock dividend of up to $0.09 per share in each quarter and Restricted Payments (as defined in the First and Second Lien Term Loans) can not exceed $15.0 million in aggregate over the life of the financings. Restricted Payments include dividend payments when the Fixed Charge Coverage Ratio, as defined in the First and Second Lien Term Loans, is below 3 to 1, stock redemption payments, principal payments of subordinated debt prior to its maturity, and certain investments. The Fixed Charge Coverage Ratio, as defined in the First and Second Lien Term Loans, is earnings before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational charges or gains divided by interest expense exclusive of any amortization or discounts related to the February 2004 Financing. As of December 31, 2005, we have used $8.0 million of the $15.0 million limitation on Restricted Payments. We are in compliance with all debt covenants.
      The financial resources available to us at December 31, 2005 included approximately $141.2 million available under our U.S. revolving credit facility and our European facility implemented in July 2005, and internally generated funds. We have increased our borrowings in the first three months of 2006 to rebuild our working capital which was depleted as a result of hurricane Katrina and for capital expenditures to complete our Pearl River expansion. These borrowings, coupled with a need to build additional working capital during the second quarter relating to our Pearl River expansion, will significantly reduce amounts available to us.
      We are considering refinancing some or all of our debt, primarily because we believe we can borrow at lower costs and on more favorable terms. We believe that we have in place or have access to financial resources which will provide us with sufficient liquidity to meet our foreseeable needs for working capital, capital expenditures and dividends. For additional information on the payment of dividends, see Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters.”
ENVIRONMENTAL MATTERS
      Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. We take a proactive approach in addressing the applicability of these laws and regulations as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We have identified certain situations that will require future capital and non-capital expenditures to maintain or improve compliance with current environmental laws and regulations. The majority of these are found at our major manufacturing facilities and primarily deal with groundwater remediation, quality of air emissions and wastewater treatment processes.
      Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between $4.1 million and $13.7 million. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $6.6 million and $7.0 million at December 31, 2005 and 2004, respectively, which are reflected as other noncurrent liabilities in our Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from $6.1 million to $16.5 million. These non-capital and capital expenditures are expected to be incurred during the next 15 to 30 years. For additional information, including changes in the accrued undiscounted liabilities, see Notes 1 and 9 to the Consolidated Financial Statements.
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
FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES
      Statements contained in this Form 10-K that are not historical facts, including those made in the “Outlook” section above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “expects,” “anticipates,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: reduced raw material margins; availability and cost of raw materials; reduced sales volumes; increase in costs; polyester staple fiber, textile and PET resin imports; the actions of our competitors; the financial condition of our customers; availability of financing, changes in financial markets, interest rates, credit ratings, tax risks; environmental risks and foreign currency exchange rates; regulatory changes; U.S., European, Asian and global economic conditions; prices and volumes of PET resin imports; work stoppages; levels of production capacity and profitable operations of assets; prices of competing products; natural disasters and acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.
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
      Raw material margin, which is the difference between our net selling price and the cost of our raw materials, is an extremely important factor in determining our operating results. Selling prices are influenced by competition and capacity utilization, which is the demand for product divided by total industry capacity. Demand for our product is determined principally by growth in end-use markets, substitution of our product for other products, economic conditions, imports, and our products’ competitive cost position. Supply is determined by worldwide capacity, which is expanding for both PET resin and polyester staple fiber. Any reduction of selling prices, failure to achieve announced selling price increases, or any significant expansion in capacity over demand could reduce our operating results. Any increase in raw material costs (see “Our operations are dependent on the availability and cost of our raw materials” below) without a corresponding increase in selling price would reduce our raw material margins and operating results. A material change in demand, supply, general economic conditions or uncertainties regarding future economic prospects could have a material adverse effect on our operating results.

Our operations are dependent on the availability and cost of our raw materials.
      Our operations are substantially dependent on the availability and cost of our two primary raw materials, PTA and MEG, and to a lesser extent our recycled raw materials. We currently rely on a single producer for our domestic supply of PTA and a small number of sources for MEG. The effect of the loss of any producer, a disruption in their businesses or a failure to meet our product needs on a timely basis would depend primarily upon the length of time necessary to find a suitable alternative source. Temporary shortages in needed raw materials could have a material adverse effect on our results of operations. We cannot be sure that we would be able to secure an alternative source of supply at a competitive cost in a timely manner if any of these situations were to occur.
      The prices of PTA and MEG, purchased pursuant to long-term contracts, have fluctuated in the past and are expected to fluctuate in the future. Recycled raw materials are purchased from many different suppliers, including some under long-term supply contracts. The costs of recycled raw materials are variable and determined by regional and worldwide supply and demand.

Reduced sales volume could adversely affect our operating results.
      Sales volume is another important factor in determining our operating results. Our sales volume is influenced by competition and customer demand. A material change in demand, supply, general economic conditions or uncertainties regarding future economic prospects could have a material adverse effect on our sales volume and negatively impact our unit costs and operating results.

Increases in costs could adversely affect our operating results.
      Our inability to maintain our cost structure and efficiently operate our manufacturing facilities may reduce our operating results. In addition, increases in certain non-controllable costs where the expense we incur may change based on external factors may reduce our operating results. Examples of these costs are energy, insurance, tax and pension costs. Energy costs are impacted by changes in petrochemical costs and, as these increase, our cost of natural gas, electricity, and oil increases and may reduce our operating results by increasing our production costs. Insurance costs change depending on the market and our experience, and pension costs are impacted by the changes in the equity and debt markets.

Polyester staple fiber, textile and PET resin imports could adversely impact our margins.
      NAFTA manufacturers of polyester fiber and PET resins could be severely impacted by imports of fiber, textile products and PET resins, principally from Asian countries. Imports of polyester staple fiber, textiles and PET resin continue to cause an over-supply which decreases our margins. The price and volume of imports have and could continue to significantly impact our operating results.
      The growth in textile and apparel imports, especially from Asia, could have a negative impact on our textile customers. All remaining quotas on textile and apparel imports into the United States were eliminated as of January 1, 2005 pursuant to the GATT (now known as the World Trade Organization Agreement) Uruguay Round Agreement enacted in 1994. In November 2005, the United States and China reached a new agreement on 34 textile and apparel categories which will limit most apparel imports to a 10.0% — 12.5% annual growth rate and most textile imports to a 12.5% — 17.0% annual growth rate for 2006 — 2008. This agreement may limit the growth in textile and apparel imports from China during this period; however, growth in textile and apparel imports may accelerate from other Asian countries whose quotas are completely eliminated.
      Producers of polyester staple fiber and PET resin in the United States and the European Union benefit from favorable rules and regulations that affect imports of selected products produced from certain countries. Imports of polyester staple fiber into the European Union from Australia, India, Indonesia, Korea, Belarus, China, Saudi Arabia, and Thailand are subject to anti-dumping and countervailing duties. PET resin products imported into the European Union from Australia, China, India, Indonesia, Korea, Malaysia, Taiwan and Thailand currently have anti-dumping duties and for India, Malaysia and Thailand, countervailing duties. Certain polyester staple products imported into the U.S. from South Korea and Taiwan are subject to anti- dumping duties. Adverse changes in any of these rules or anti-dumping or countervailing determinations could affect the demand and selling price for our products and adversely affect our operating results.

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
      Our customers include manufacturers of plastic containers, textile mills, yarn spinners, manufacturers of non-woven fabrics, and the injection molding industry. One customer represented approximately 23% of our

PPG’s total net sales for 2005 and 13% of our total net sales for 2005. Five customers represented 55% of our PPG’s total net sales for 2005. Our FRPG does not have any single customer that accounts for 10% or more of its net sales for 2005. If our customers have financial difficulties, this could affect our operating results by decreasing our sales and/or resulting in the uncollectibility of accounts receivable.

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
      A portion of our operating results occurs in entities where the functional currency is not the U.S. dollar. When these currencies weaken against the dollar, our financial results and the value of our investment in the foreign subsidiary decreases. In addition, our foreign subsidiaries conduct business in currencies other than their functional currency. Changes in the relative strength of these currencies can adversely affect the financial results of the foreign subsidiaries in their functional currency and a material change in foreign currency exchange rates could adversely affect our operating results.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
DERIVATIVES
      We do not hold or issue derivatives for trading purposes. We use derivatives to manage our exposure to fluctuations in interest rates and foreign exchange rates. For additional discussion of our use of such instruments, see Notes 1 and 14 to the Consolidated Financial Statements.
INTEREST RATE RISK
      Because a portion of our debt obligations bear interest at floating rates, our earnings and cash flows are affected by changes in prevailing interest rates. Based on our debt level at December 31, 2005, and the assumption that LIBOR is between 2% and 6%, a 25 basis point increase in LIBOR would result in an annual increase in interest expense of approximately $1.0 million.
FOREIGN CURRENCY RISK
      We use foreign currency debt and foreign currency purchase and sale contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. These financial instruments are primarily used to hedge certain accounts receivable denominated in foreign currencies. If foreign currency exchange rates at December 31, 2005 and 2004 adversely changed by 10%, the fair value of these financial instruments outstanding at December 31, 2005 and 2004 would decline by approximately $0.2 million and $1.0 million, respectively. However, such loss in fair value would be substantially offset by an increase in the fair value of our underlying exposure. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential changes in any underlying hedged amount or changes in sales levels affected by changes in local currency prices.

Item 8.	Financial Statements and Supplementary Data
WELLMAN, INC.
Index to Consolidated Financial Statements and Consolidated Financial Statement
Schedule
      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In millions, except per share data)
Net sales	$1,376.9	$1,305.0	$1,109.3
Cost of sales	1,259.1	1,221.2	1,028.7

Gross profit	117.8	83.8	80.6
Selling, general and administrative expenses	63.1	59.8	66.6
Impairment charge	—	—	135.3
Restructuring charges	0.6	2.6	10.2
Provision for uncollectible accounts	0.5	0.8	3.5
Other expense, net	56.2	37.0	6.0

Operating loss	(2.6)	(16.4)	(141.0)
Interest expense, net	45.4	38.1	10.1

Loss from continuing operations before income taxes	(48.0)	(54.5)	(151.1)
Income tax benefit	(18.0)	(15.7)	(54.4)

Loss from continuing operations	(30.0)	(38.8)	(96.7)
Earnings from discontinued operations, net of income tax	—	—	0.1

Net loss	$(30.0)	$(38.8)	$(96.6)

Net loss attributable to common stockholders:
Net loss	$(30.0)	$(38.8)	$(96.6)
Accretion and beneficial conversion charge	(14.2)	(12.3)	(10.1)

Net loss attributable to common stockholders	$(44.2)	$(51.1)	$(106.7)

Basic and diluted net earnings (loss) per common share:
Net loss attributable to common stockholders from continuing operations	$(1.40)	$(1.61)	$(3.38)
Net earnings attributable to common stockholders from discontinued operations	—	—	—

Net loss attributable to common stockholders	$(1.40)	$(1.61)	$(3.38)

Basic and diluted weighted-average common shares outstanding	31.7	31.6	31.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In millions, except
	share data)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$5.6
Accounts receivable, less allowance of $2.1 in 2005 and $2.6 in 2004	160.3	200.2
Inventories	162.3	145.0
Prepaid expenses and other current assets	21.7	27.1

Total current assets	344.3	377.9
Property, plant and equipment, at cost:
Land, buildings and improvements	138.0	140.4
Machinery and equipment	1,085.5	1,095.9
Construction in progress	45.8	11.0

	1,269.3	1,247.3
Less accumulated depreciation	622.0	591.8

Property, plant and equipment, net	647.3	655.5
Goodwill, net	33.4	38.2
Other assets, net	73.7	95.3

	$1,098.7	$1,166.9

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$102.4	$113.3
Accrued liabilities	45.8	49.2
Current portion of long-term debt	0.2	—

Total current liabilities	148.4	162.5
Long-term debt	498.4	471.5
Deferred income taxes and other liabilities	102.5	106.4

Total liabilities	749.3	740.4

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	61.7	56.0
Series B preferred stock, $0.001 par value, 6,700,000 shares authorized, issued and outstanding	91.8	83.3
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 34,946,722 shares issued in 2005 and 34,531,747 in 2004	—	—
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	—	—
Paid-in capital	247.2	245.5
Common stock warrants	4.9	4.9
Accumulated other comprehensive income (loss)	(11.3)	31.0
Retained earnings	4.6	55.3
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	349.4	426.5

	$1,098.7	$1,166.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Series A Preferred		Series B Preferred		Class A Common				Accumulated
	Stock Issued		Stock Issued		Stock Issued			Common	Other
							Paid-In	Stock	Comprehensive	Retained	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income/(Loss)	Earnings	Stock	Total

Balance at December 31, 2002					34.4	$—	$248.5		$(3.2)	$230.9	$(49.5)	$426.7
Net loss										(96.6)		(96.6)
Currency translation adjustments									27.3			27.3
Minimum pension liability adjustments									(0.8)			(0.8)
Fair value of derivatives									1.9			1.9

Total comprehensive loss												(68.2)
Cash dividends ($0.36 per share)										(11.5)		(11.5)
Issuance of Series A preferred stock	4.5	$48.7										48.7
Issuance of Series B preferred stock			6.7	$72.4								72.4
Equity transaction costs							(9.0)					(9.0)
Accretion		2.3		3.6						(5.9)		—
Beneficial conversion charge							4.2			(4.2)		—
Issuance of restricted stock, net					—	—	0.2					0.2
Amortization of deferred compensation, net							1.4					1.4
Issuance of common stock warrants								$4.9				4.9

Balance at December 31, 2003	4.5	51.0	6.7	76.0	34.4	—	245.3	4.9	25.2	112.7	(49.5)	465.6
Net loss										(38.8)		(38.8)
Currency translation adjustments									10.3			10.3
Minimum pension liability adjustments									(2.1)			(2.1)
Fair value of derivatives									(2.4)			(2.4)

Total comprehensive loss												(33.0)
Cash dividends ($0.20 per share)										(6.3)		(6.3)
Equity transaction costs							(0.1)					(0.1)
Accretion		5.0		7.3						(12.3)		—
Exercise of stock options, net					—	—	0.2					0.2
Issuance of restricted stock, net					0.1	—	0.1					0.1

Balance at December 31, 2004	4.5	56.0	6.7	83.3	34.5	—	245.5	4.9	31.0	55.3	(49.5)	426.5
Net loss										(30.0)		(30.0)
Currency translation adjustments									(20.6)			(20.6)
Minimum pension liability adjustments									(22.6)			(22.6)
Fair value of derivatives									0.9			0.9

Total comprehensive loss												(72.3)
Cash dividends ($0.20 per share)										(6.5)		(6.5)
Accretion		5.7		8.5						(14.2)		—
Issuance of restricted stock, net					0.4	—	1.7					1.7

Balance at December 31, 2005	4.5	$61.7	6.7	$91.8	34.9	$—	$247.2	$4.9	$(11.3)	$4.6	$(49.5)	$349.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In millions)
Cash flows from operating activities:
Net loss	$(30.0)	$(38.8)	$(96.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	51.3	55.4	47.1
Amortization	17.4	15.2	5.6
Amortization in interest expense, net	4.2	4.0	2.0
Deferred income taxes and other	(19.9)	(24.0)	(69.9)
Loss on sale of discontinued business and impairment losses	—	—	134.8
Non-capitalizable financing costs	—	21.0	—
Loss on disposal of assets	1.3	1.2	0.8
Changes in assets and liabilities:
Accounts receivable	35.4	(60.2)	(68.6)
Inventories	(22.3)	(21.2)	(1.0)
Prepaid expenses and other current assets	5.2	(0.3)	(2.1)
Accounts payable, accrued liabilities, and other current liabilities	(9.5)	25.3	23.5
Other	(7.1)	0.7	7.6

Net cash provided by (used in) operating activities	26.0	(21.7)	(16.8)

Cash flows from investing activities:
Additions to property, plant and equipment	(51.4)	(15.1)	(15.5)
Purchase of assets subject to sale and leaseback transaction	—	(150.0)	—
Pre-payment of raw material contract	—	(77.1)	—
Proceeds from sale of business	—	—	1.1

Net cash used in investing activities	(51.4)	(242.2)	(14.4)

Cash flows from financing activities:
Proceeds from debt	26.3	469.7	239.4
Repayments of debt	—	(370.0)	(100.0)
Termination of swaps	—	(11.9)	—
Debt issuance costs	—	(18.0)	—
Issuance of preferred stock (Series A & B) and warrants	—	—	126.0
Financing costs	—	(0.1)	(17.3)
Exercise of employee stock options	—	0.2	—
Issuance of restricted stock, net	—	—	0.2
Dividends paid on common stock	(6.5)	(6.3)	(11.5)

Net cash provided by financing activities	19.8	63.6	236.8

Effect of exchange rate changes on cash and cash equivalents	—	0.4	(0.1)

Increase (decrease) in cash and cash equivalents	(5.6)	(199.9)	205.5
Cash and cash equivalents at beginning of year	5.6	205.5	—

Cash and cash equivalents at end of year	$0.0	$5.6	$205.5

Supplemental cash flow data:
Cash paid during the year for:
Interest (net of amounts capitalized)	$41.1	$33.1	$10.0
Income taxes	$1.0	$6.3	$1.0
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(In millions, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Principles of Consolidation
      Wellman, Inc. and entities it controls are international manufacturers, operating primarily in the United States, Ireland and the Netherlands. The Consolidated Financial Statements include all of these entities and all material intercompany transactions have been eliminated. When used in these Consolidated Financial Statements, “Wellman,” “we,” “our,” and “us” each refers to Wellman, Inc. and entities it controls. We primarily manufacture high-quality PermaClear® brand PET (polyethylene terephthalate) packaging resins, Fortrel® brand polyester staple fibers and EcoLon® engineering resins. The principal markets for our PET resins are North American, South American, and European-based manufacturers of various types of plastic containers. The principal markets for our polyester staple fibers are apparel, non-woven, home furnishing, and industrial manufacturers in the United States, Mexico, and Europe. EcoLon® engineering resins are primarily used in automotive applications in the United States.
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
      Sales to customers are recorded when both title and risk of ownership of the goods transfer to the customer. Provisions for allowances, discounts and rebates to customers are recorded at the time of sale based on best estimates. Net sales consist of gross sales reduced by allowances, discounts, and rebates. Shipping and handling costs are included in cost of sales.
Cash and Cash Equivalents
      We consider all short-term investments purchased with maturity of three months or less to be cash equivalents.
Derivatives and Hedging Activities
      We record all of our derivatives as either assets or liabilities on our balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. For those derivatives that qualify as hedges, we must designate the hedge as either a fair value hedge or a cash flow hedge. For fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings (loss) during the period of the change in fair values. For cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings (loss) in the same period or periods during which the hedged transaction affects earnings (loss), with the ineffective portion, if any, being recognized in current earnings (loss) during the period of the change.
Allowances for Doubtful Accounts
      We perform periodic credit evaluations of our customers and generally do not require collateral. A reserve for uncollectible accounts receivable is established based on our evaluation of the credit-worthiness of our customers and the potential risks inherent in their businesses.

Notes to Consolidated Financial Statements — (Continued)
Inventories
      Inventories are stated at the lower of cost or market. Cost is recorded based on the purchase price of goods less estimated rebates or credits, and we principally assume a first-in, first-out (FIFO) flow of inventory.
Property, Plant and Equipment
      Property, plant and equipment are carried at cost. Depreciation for assets is provided based on their estimated useful lives and is computed using the straight-line or units of production methods. Estimated useful lives are 30 to 40 years for buildings and improvements and up to 20 years for machinery and equipment.
      For idle equipment where we utilize the straight-line depreciation method, we either record depreciation at a reduced rate or do not record depreciation on the assets. The following table provides the amount of reduced depreciation for assets depreciated using the straight-line depreciation method during the periods noted and the net book value of the assets that were idle at the end of those periods:

	Net Book Value at	Pretax Impact of
	End of Year	Reducing Depreciation

	(In millions)
As of and for the year ending December 31, 2003	$3.6	$1.6
As of and for the year ending December 31, 2004	$0.2	$0.7
As of and for the year ending December 31, 2005	$5.2	$0.4
      During the third quarter of 2005, we experienced a production outage at our Pearl River facility in Hancock County, Mississippi, related to hurricane Katrina, which resulted in a temporary shutdown of the entire facility. The facility re-started production in two phases. One production line, which has an annual capacity of 280 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, started at the end of November, 2005. Our Pearl River facility, which had a depreciable net book value of $290.7 million at December 31, 2005, is being depreciated using the units of production method, and as a result, depreciation was suspended during the shutdown. For additional information on the costs incurred related to hurricane Katrina, see Note 5.
      In December 2003, we abandoned the polyester staple fiber spinning and drawing equipment at our Pearl River facility and recorded a non-cash impairment charge of $135.3 million. This charge represented a reduction in the carrying value of the abandoned polyester staple fiber spinning and drawing assets to their estimated fair value. This spinning and drawing equipment, along with the related polymerization assets, was idled in December 2000. These assets were depreciated using the units of production method, and as a result, no depreciation has been recorded related to these assets since that date. The decision to abandon the polyester staple fiber spinning and drawing equipment was based on the determination that the conversion of these idled polymerization assets with a net book value of $43.3 million at December 31, 2005 to PET resin production would be the most profitable use of the assets. We expect to complete the conversion, adding approximately 300 million pounds of additional annual solid stating capacity to our Pearl River facility, in the second quarter of 2006.
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

Notes to Consolidated Financial Statements — (Continued)
flows, we then calculate and record the impairment, which is equal to the excess of the carrying value of the asset over the estimate of its fair market value.
      In accordance with SFAS No. 144, when an asset is held for sale, it is measured at the lower of its carrying amount or fair value less costs of disposal. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Judgment is required in determining the fair value of the assets, and the fair value could differ from the actual amount received upon disposal. In March 2002, as a result of our review of strategic alternatives, we adopted a plan to sell our small recycled fine denier polyester staple fiber business with a manufacturing facility located in Marion, South Carolina. These assets were sold in March 2003. For additional disclosure on discontinued operations, see Note 2.
      Expenditures, which materially increase productivity, change capacities, or extend useful lives are capitalized in property, plant and equipment. Routine maintenance, repairs and replacement costs are charged to expense in the period incurred. We do not accrue for major maintenance and repairs. Periodically, we conduct a complete shutdown and inspection of equipment (turnaround) at our facilities to perform necessary repairs and replacements. Costs associated with these turnarounds are capitalized and are generally depreciated over the period until the next turnaround.
Goodwill and Other Intangible Assets
      In accordance with SFAS No. 142, we no longer amortize goodwill but instead test goodwill for impairment at least annually at the reporting unit level. Goodwill is tested for impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. The fair value is determined based on the present value of estimated future discounted cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is impaired by this amount.
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
      Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with our investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.
      The components of and changes in other comprehensive income (loss) are as follows:

	Foreign			Accumulated
	Currency	Minimum	Fair Value	Other
	Translation	Pension	of	Comprehensive
	Adjustments	Liability	Derivatives	Income/(Loss)

	(In millions)
Balance at December 31, 2002	$5.9	$(10.1)	$1.0	$(3.2)
Changes during year (net of taxes of $1.7 million)	27.3	(0.8)	1.9	28.4

Balance at December 31, 2003	33.2	(10.9)	2.9	25.2
Changes during year (net of taxes of $1.4 million)	10.3	(2.1)	(2.4)	5.8

Balance at December 31, 2004	43.5	(13.0)	0.5	31.0
Changes during year (net of taxes of $6.3 million)	(20.6)	(22.6)	0.9	(42.3)

Balance at December 31, 2005	$22.9	$(35.6)	$1.4	$(11.3)

Advertising Costs
      Advertising costs are expensed as incurred. Such costs were approximately $0.7 million, $0.5 million, and $1.1 million for 2005, 2004, and 2003, respectively.
Research and Development Costs
      Research and development costs are expensed as incurred. Such costs were approximately $13.9 million, $13.0 million, and $14.9 million for 2005, 2004, and 2003, respectively.
Deferred Debt Costs
      Debt issuance costs are amortized using the effective interest method over the life of the associated debt.
Stock Based Compensation
      We have restricted stock plans, where certain employees are awarded shares of stock. The restricted stock awards are recorded over the required vesting period as compensation cost, based on the market value on the date of grant.
      Currently, we account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognize compensation expense over the vesting period for the difference between the exercise price and the fair value of the shares at the date of grant. The difference between the employee purchase price and the fair value of restricted stock awarded is considered to be compensatory. Based on a decision by our Board of Directors in December 2005, all unvested stock options awarded to employees in August 2003 were vested as of December 30, 2005. We will adopt SFAS No. 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock

Notes to Consolidated Financial Statements — (Continued)
options, to be recognized in our financial statements based on their fair values, in the first quarter of 2006. We do not expect the adoption of this Statement to have an impact on our Consolidated Financial Statements.
      For additional information on stock based compensation, see Note 11.
Reclassification
      Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.

2.	ACCOUNTING CHANGES
Accounting for Discontinued Operations
      Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for a disposal of a segment of a business.
      As a result of our review of strategic alternatives, in March 2002, we adopted a plan to sell our small recycled fine denier polyester staple fiber business with a manufacturing facility located in Marion, South Carolina. This business, which was previously reported as part of our FRPG, was reported as discontinued operations in our financial statements. In 2003, these operations had $0.7 million in sales and a net loss of $0.2 million. We sold these assets in March 2003 for net cash proceeds totaling $1.1 million. The total loss on disposal of assets was $4.4 million, net of taxes. An impairment loss of $4.7 million, net of taxes, was recorded in the first quarter of 2002. A gain of $0.3 million, net of taxes, was recognized during the first quarter of 2003 and included in discontinued operations in our Consolidated Statement of Operations.

3.	INVENTORIES
      Inventories consist of the following:

	December 31,

	2005	2004

	(In millions)
Raw materials	$61.5	$47.5
Finished and semi-finished goods	92.2	90.2
Supplies	8.6	7.3

	$162.3	$145.0

Notes to Consolidated Financial Statements — (Continued)

4.	ACCRUED LIABILITIES
      Accrued liabilities consist of the following:

	December 31,

	2005	2004

	(In millions)
Payroll, compensation, and benefits	$12.0	$14.2
Interest	7.9	6.7
Property and other taxes	6.4	7.3
Restructuring reserves	0.1	1.6
Other	19.4	19.4

	$45.8	$49.2

5.	OTHER EXPENSE, NET
      Other expense, net consisted of the following pretax amounts for the periods indicated:

	For the Years Ended
	December 31,

	2005	2004	2003

	(In millions)
Legal costs	$35.9	$5.4	$6.0
Hurricane Katrina costs	24.0	—	—
Non-capitalizable financing costs	—	40.2	2.2
Rebates from anti-dumping duties	(3.7)	(8.6)	(3.4)
Accelerated stock option vesting	—	—	1.2

	$56.2	$37.0	$6.0

      Legal costs consisted of fees, settlements, and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned) and related civil litigation. During 2005, we recorded pre-tax charges totaling $35.9 million arising primarily from the settlement of the federal class action lawsuits of direct purchasers alleging that we engaged in price fixing and customer allocation relating to the sales of polyester staple fiber. The $35.9 million charge represents our best estimate of total costs including all agreed upon settlements as well as the future costs to defend or settle any remaining litigation including state claims by indirect purchasers. We have entered into settlement agreements with all of the federal direct purchaser lawsuits. These agreements contain releases of all claims against us or any of our directors and employees arising from alleged price fixing and market allocation through the date of the settlement. These settlements cover virtually all of the polyester staple fiber sold in North America from April 1999 to July 2005. For additional information, see Item 3. “Legal Proceedings.”
      On August 27, 2005, we shut down our Pearl River facility in Hancock County, Mississippi, in anticipation of hurricane Katrina. The damages caused by the hurricane resulted in a temporary shutdown of the entire facility. The facility re-started production in two phases. One production line, which has an annual capacity of 280 million pounds, resumed production the week of October 31, 2005. The second production

Notes to Consolidated Financial Statements — (Continued)
line, with the same annual capacity, started at the end of November, 2005. As of December 31, 2005, we have incurred total costs attributable to hurricane Katrina of $24.0 million, which included the following:

Direct Damage to Plant Site —	Costs incurred to repair and/or restore all machinery, equipment, foundations, and buildings to their normal operating condition.
Fixed Costs —	Salaries, wages, property insurance, electricity, and waste water treatment costs incurred during the shutdown period.
Incremental freight costs —	Additional freight costs incurred above our normal freight expense, primarily due to the disruption in rail service.
Infrastructure support —	Costs to maintain an adequate living environment for both our employees and contract workers starting with the initial repair period and continuing in order to maintain proper staffing levels to operate the plant.
Inventory spoilage —	Costs representing the difference between the inventory cost at the time of the hurricane less the net realizable value of inventory that was damaged or spoiled as a result of the hurricane.
Rail car damage —	Costs of repairing all of our leased rail cars that were damaged during the hurricane.
Rail car leases —	Monthly lease cost related to the rail cars that were damaged and thus inoperable.
      We have insurance that covers substantially all of the costs described above as well as lost profits (which is based on the expected production of the facility), resulting from hurricane Katrina in excess of our $20 million deductible.
      The non-capitalizable financing costs consisted of costs associated with our previous financings that were repaid in the first quarter of 2004. For additional information on non-capitalizable financing costs, see Note 7.
      In October 2000, the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are paid to the injured companies who file claims to that effect.

6.	RESTRUCTURING CHARGES
      During the second quarter of 2005, we announced and implemented a strategic plan to reduce the stated annual polyester staple fiber capacity located at our Johnsonville, S.C. facility by approximately 80 million pounds. In conjunction with this plan, our Fibers and Recycled Products Group (“FRPG”) recorded a total charge of $0.6 million. Severance costs represented $0.4 million and equipment that was permanently shut down represented $0.2 million of the charge. At the end of the second quarter 2005, $0.4 million was accrued and $0.3 million was paid before the end of 2005. The remaining balance of $0.1 million will be paid out in the first quarter of 2006.
      In November 2003, we announced a plan with Company-wide cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. During 2004, we incurred severance and contract termination costs of $2.7 million associated with this plan, of which $0.8 million related to the Packaging Products Group (“PPG”) and $1.9 million related to the FRPG. These costs were reflected in Operating income (loss) in our

Notes to Consolidated Financial Statements — (Continued)
Consolidated Statements of Operations. The following represents changes in the accruals since December 31, 2003.

Severance
Costs

(In
millions)
Accrual balances at December 31, 2003	$6.1
Accruals during 2004	2.9
Cash payments	(7.5)
Currency translation adjustments	0.1

Accrual balances at December 31, 2004	1.6
Cash payments	(1.5)
Currency translation adjustments	(0.1)

Accrual balances at December 31, 2005	$0.0

7.	BORROWING ARRANGEMENTS
      Long-term debt consists of the following:

	December 31,

	2005	2004

	(In millions)
$175.0 Revolving Credit Facility	$50.1	$25.0
$185.0 First Lien Term Loan	185.0	185.0
$265.0 Second Lien Term Loan	261.4	260.5
€20.0 European Facility	—	—
Other	2.1	1.0

	498.6	471.5
Less current portion	0.2	—

	$498.4	$471.5

      On February 10, 2004, we closed on $625.0 million of debt financings (the “February 2004 Financing) consisting of:

•	a $175.0 million Revolving Credit Facility that matures on February 10, 2009 and has an annual interest rate of either LIBOR plus 200 to 275 basis points or the prime rate plus 100 to 125 basis points, at our option on outstanding borrowings,

•	a $185.0 million First Lien Term Loan that matures on February 10, 2009 and has an annual interest rate of three-month LIBOR plus 400 basis points paid quarterly, and

•	a $265.0 million Second Lien Term Loan that matures on February 10, 2010 and has an annual interest rate of three-month LIBOR plus 675 basis points paid quarterly.
      The First and Second Lien Term Loans have a LIBOR floor of 200 basis points. As of February 11, 2006, we may elect to pre-pay the First Lien Term Loan at par. The Second Lien Term Loan was issued at a 2% discount, and in certain circumstances, we may elect to pre-pay this loan at 105% of its face amount from February 11, 2006 until February 10, 2007 and at 103% of its face amount from February 11, 2007 until February 10, 2008, and at par thereafter.

Notes to Consolidated Financial Statements — (Continued)
      The Revolving Credit Facility is collateralized by a first lien on our domestic accounts receivable, inventory, and related intangibles. Availability under the Revolving Credit Facility is determined by the amount of eligible accounts receivable and inventory. Borrowings under the First Lien Term Loan are primarily collateralized by a first priority security interest in our domestic real property, plant and equipment. Borrowings under the Second Lien Term Loan are collateralized by a second priority security interest in substantially all of our domestic assets.
      These debt agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that we maintain available liquidity (as defined in the Revolving Credit Facility) of at least $55.0 million or maintain a Fixed Charge Coverage Ratio initially of at least 1.0:1.0. This ratio increases to 1.05:1.0 beginning with the four quarters ending December 31, 2006 and further increases to 1.10:1.0 beginning with the four quarters ending March 31, 2008. The Fixed Charge Coverage Ratio, as defined in the Revolving Credit Facility, is earnings before interest, taxes, non-cash charges (primarily depreciation and amortization) and certain other items divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash. Our current financing agreements limit our common stock dividend to no more than $0.09 per share in each quarter and we can not make more than $15.0 million in Restricted Payments (as defined in the First and Second Lien Term Loans) over the life of the financings. Restricted Payments include dividend payments when the Fixed Charge Coverage Ratio, as defined in the First and Second Lien Term Loans, is below 3 to 1, stock redemption payments, principal payments of subordinated debt prior to its maturity, and certain investments. The Fixed Charge Coverage Ratio, as defined in the First and Second Lien Term Loans, is the sum of earnings before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by interest expense exclusive of any amortization or discounts related to the February 2004 Financing. Our Fixed Charge Coverage Ratio as defined in the First and Second Lien Term Loans was greater than 3:1 for the last three quarters of 2005. As of December 31, 2005, we have used $8.0 million of the $15.0 million limitation. We are in compliance with all debt covenants.
      Effective July 2005, certain of the foreign entities we control entered into a five-year €20 million multicurrency facility, secured by their trade accounts receivable. While the interest rate varies by currency borrowed, we primarily borrow in Euros, and the Euro borrowing interest rate is the Bank’s Prime Rate plus 2% (4.94% at December 31, 2005).
      During the third quarter of 2005, one of the foreign entities we control entered into a capital lease obligation for $1.2 million for certain of its equipment, which is classified as debt on our Consolidated Balance Sheet. The related amortization is included in depreciation expense.
      At December 31, 2005, we had a total of $150 million in interest rate hedging agreements which were entered into to reduce our exposure to floating rate debt as follows: a $50 million fixed-rate swap which matures June 2007 where we receive three-month LIBOR and pay 6.17% quarterly; a $25 million fixed-rate swap which matures July 2007 where we receive three-month LIBOR and pay 3.69% quarterly; a $25 million fixed-rate swap which matures July 2007 where we receive three-month LIBOR and pay 3.608% quarterly; and a $50 million cap where, for quarterly periods when three-month LIBOR exceeds 6% on its reset date, we receive the difference between three-month LIBOR and 6%. The two $25 million fixed-rate swaps were designated as cash flow hedges.
      During 2005, 2004 and 2003, we capitalized interest of $2.4 million, $0.4 million, and $0.2 million, respectively, as part of the cost of capital projects under construction. Interest expense (net) includes interest income of $0.7 million, $1.2 million, and $3.2 million for 2005, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements — (Continued)
      In 2004, we incurred the following expenses (including non-cash charges) as a part of the February 2004 Financing referenced above:

(In millions)

Termination of Swap Agreements	$14.4
Pre-payment Penalties	13.9
Write-Off of Debt Issuance Costs	6.6
Other Expenses	5.3

Non-Capitalizable Financing Costs	$40.2

8.	INCOME TAXES
      For financial reporting purposes, the Loss from continuing operations before income taxes for the years presented is as follows:

	Years Ended December 31,

	2005	2004	2003

	(In millions)
United States	$(53.0)	$(61.8)	$(152.9)
Foreign	5.0	7.3	1.8

	$(48.0)	$(54.5)	$(151.1)

      Significant components of the provision for Income tax benefit are as follows:

	Years Ended December 31,

	2005	2004	2003

	(In millions)
Current:
Federal	$-	$6.1	$—
State	0.1	—	0.1
Foreign	0.4	0.2	(0.2)

	0.5	6.3	(0.1)

Deferred:
Federal	(18.5)	(21.9)	(53.6)
State	—	—	(0.8)
Foreign	—	(0.1)	0.1

	(18.5)	(22.0)	(54.3)

	$(18.0)	$(15.7)	$(54.4)

Notes to Consolidated Financial Statements — (Continued)
      The difference between the provision for income taxes computed at the statutory income tax rate on Loss from continuing operations is explained as follows:

	Years Ended
	December 31,

	2005	2004	2003

Computed at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(0.1)	—	0.3
Differences in income tax rates between the United States and foreign countries	2.7	4.5	0.5
Repatriation of foreign earnings, American Jobs Creation Act of 2004	—	(11.2)	—
Credits	0.6	1.1	0.4
Other, net	(0.7)	(0.6)	(0.2)

Effective tax rate	37.5%	28.8%	36.0%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

	December 31,

	2005	2004

	(In millions)
Depreciation	$196.1	$212.7
Foreign	6.6	5.8
Other	2.6	2.4

Total deferred tax liabilities	205.3	220.9

Domestic carry forward	186.1	186.5
Foreign carry forward	4.6	5.8
Other	16.3	7.4

Total deferred tax assets	207.0	199.7
Valuation allowance	(37.0)	(38.9)

Net deferred tax assets	170.0	160.8

Net deferred tax liabilities	$35.3	$60.1

      At December 31, 2005, we had a federal net operating loss (NOL) of approximately $415.0 million available for carryforward, which begins to expire in 2019, and approximately $6.0 million of federal tax credit carryforwards, which begin to expire in 2018. Additionally, we had approximately $637.0 million of state NOLs available for carryforward that begin to expire in 2006. We also had foreign NOLs of approximately $13.0 million that may be carried forward indefinitely. The valuation allowance, which is primarily attributable to state and foreign NOLs and federal tax credits, decreased by $1.9 million during 2005 and increased by $4.4 million during 2004.
      Deferred taxes have not been provided for approximately $85.0 million of undistributed earnings of foreign subsidiaries, which are permanently reinvested outside the United States. We intend to reinvest such undistributed earnings for an indefinite period except for distributions upon which incremental taxes would not be material. If all such earnings were distributed, we would be subject to both U.S. income taxes (subject to a potential adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Notes to Consolidated Financial Statements — (Continued)

9.	ENVIRONMENTAL MATTERS
      Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. As discussed in Note 1, our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between $4.1 million and $13.7 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $6.6 million and $7.0 million at December 31, 2005 and 2004, respectively, which are reflected as other noncurrent liabilities in our Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from $6.1 million to $16.5 million. These non-capital and capital expenditures are expected to be incurred over the next 15 to 30 years.
      The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on our consolidated financial results in a future reporting period. However, we believe the ultimate outcome will not have a significant effect on our consolidated results of operations, financial position, or liquidity.
      The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	2005	2004	2003

	(In millions)
Balance at beginning of year	$7.0	$6.5	$9.2
Changes in remediation cost estimates	—	0.8	(2.3)
Expenditures	(0.4)	(0.3)	(0.4)

Balance at end of year	$6.6	$7.0	$6.5

      The changes in remediation cost estimates, which were included in the Operating loss in our Consolidated Statements of Operations, were primarily the result of more current information associated with our European environmental costs and the expected costs associated with groundwater remediation at one of our South Carolina plants.
      There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.

10.	RETIREMENT PLANS
      We have defined benefit plans and defined contribution pension plans that cover substantially all employees. One defined contribution plan (The Wellman, Inc. Retirement Plan) provides for employer contributions based on the earnings of eligible employees. Expense related to this defined contribution plan amounted to $3.9 million, $2.7 million and $3.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. In conjunction with our cost reduction efforts, certain employer contributions were suspended in 2003 and 2004. Certain of these employer contributions were reinstated, effective January 1, 2005.
      Our other defined contribution plan is the Wellman, Inc. Employee Stock Ownership Plan (the ESOP). In 2003, as part of our restructuring and cost reductions we suspended our contributions to the ESOP. Subsequently, the ESOP was frozen and in late 2005 the ESOP assets for the non-union participants were transferred to a defined contribution plan for these participants and we applied for permission to terminate the ESOP. We received permission to terminate the ESOP and distribute the remaining funds to the union participants in 2006. Expense related to the ESOP amounted to $0.8 million for the year ended December 31,

Notes to Consolidated Financial Statements — (Continued)
2003. All ESOP shares are considered outstanding for our earnings per share computations. Dividends paid on ESOP shares are included in the overall dividends.
      Benefits under the European businesses’ defined benefit plans are based on employees’ compensation and length of service, while benefits under defined benefit plans covering domestic employees are based on employees’ compensation and length of service or at stated amounts based on length of service. Our policy is to fund amounts, which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Substantially all of the assets of the plans are invested in equity securities, debt securities, money market instruments, and insured products.
      We use a December 31 measurement date for all of our defined benefit plans. The following summarizes the amounts with respect to all the defined benefit plans that are reflected on our financial statements:

	2005	2004

	(In millions)
Consolidated Balance Sheets:
Prepaid benefit cost	$22.4	$25.6
Accrued benefit liability	(45.0)	(16.7)
Intangible asset	—	.1
Accumulated other comprehensive loss	49.1	19.8

Accrued benefit cost recognized on Consolidated Balance Sheets	$26.5	$28.8

	2005	2004	2003

	(In millions)
Consolidated Statements of Operations:
Net periodic pension cost	$5.3	$2.4	$2.9

      The remainder of the footnote provides the following detailed information with respect to our defined benefit plans:

I. Net Periodic Pension Costs, which include the relevant assumptions and the components of these costs.

II. Projected Benefit Obligations (PBOs), which are the amounts we would be expected to pay if all the assumptions we made with respect to employees, returns and benefits were realized.

III. Plan Assets including investment policies, assumptions on future earnings, and changes in plan assets.

IV. Accumulated Benefit Obligations, which are vested benefits at the end of the year.

V. Funded Status, which includes the components comprising the funded status and is equal to the difference between the PBOs and the fair value of the plans’ assets.

VI. Cash Flows, which include contributions we expect to make to the plans and the benefits expected to be paid.

VII. Recognition of Actuarial Gains and Losses

I.	Net Periodic Pension Costs
      The following assumptions used in computing the net periodic pension costs reflect discount rates, future return on plan assets and expected compensation increases that we believed were appropriate for the periods indicated below. The discount rate is determined by reviewing the rates of return on high quality fixed income investments currently available with maturity dates corresponding with the maturity of the pension benefits.

Notes to Consolidated Financial Statements — (Continued)
The expected return on plan assets is based on the expected long term rate of return on plan assets taking into account the plans’ asset allocation (primarily between equity and debt securities) and giving appropriate consideration to historical plan returns. The rate of compensation increase is determined by taking into consideration future economic conditions, such as inflation and our expected future compensation levels when compared to historical performance.
      The significant weighted-average assumptions were as follows:

	2005		2004		2003

	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans

Discount rate	5.75%	4.95%	6.25%	5.46%	6.75%	5.71%
Expected return on plan assets	8.25%	6.77%	8.50%	8.10%	9.00%	8.25%
Rate of compensation increase	—	3.00%	—	3.00%	—	3.21%
      The components of net periodic cost were as follows:

	2005		2004		2003

	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans

	(In millions)
Service cost	$0.5	$2.7	$0.4	$2.3	$0.4	$2.0
Interest cost	3.2	3.9	3.2	3.6	3.3	3.0
Expected return on plan assets	(3.5)	(5.1)	(3.3)	(5.6)	(3.0)	(4.7)
Net amortization and deferral	1.4	1.9	1.0	0.6	1.1	0.6
Curtailment loss	—	0.3	—	0.2	—	0.2

Net periodic pension cost	$1.6	$3.7	$1.3	$1.1	$1.8	$1.1

II.	Projected Benefit Obligations
      The following are the principle assumptions that were used to compute the projected benefit obligation at the end of 2005 and 2004.

	2005		2004

	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans

Assumptions
Average weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.00%	3.96%	5.75%	4.95%
Rate of compensation increases	—	3.63%	—	3.00%

Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes change in the projected benefit obligation for the domestic and foreign plans for these years:

	2005		2004

	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans

	(In millions)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$57.0	$86.8	$54.1	$66.2
Service cost	0.5	2.7	0.4	2.3
Interest cost	3.2	3.9	3.2	3.6
Actuarial loss	14.2	36.8	2.7	11.1
Benefits paid	(3.6)	(1.7)	(3.4)	(2.9)
Exchange gain	—	(13.0)	—	6.3
Curtailment loss	—	0.3	—	0.2

Projected benefit obligation at end of year	$71.3	$115.8	$57.0	$86.8

III.	Plan Assets
      Our domestic and foreign pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	2005				2004

	Domestic Plans		Foreign Plans		Domestic Plans		Foreign Plans

		% of		% of		% of		% of
	Value	Total	Value	Total	Value	Total	Value	Total
(In millions)
Assets by Category:
Equity securities	$27.1	61.7%	$58.2	67.8%	$28.3	66.0%	$52.9	64.1%
Debt securities	16.8	38.3	20.9	24.3	14.6	34.0	21.8	26.4
Real estate	—	—	4.5	5.2	—	—	4.3	5.2
Other	—	—	2.3	2.7	—	—	3.5	4.3

Total	$43.9	100.0%	$85.9	100.0%	$42.9	100.0%	$82.5	100.0%

Investment Policies
      In determining our long-term rate of return on plan assets, our objective is to obtain the highest possible return over the long-term commensurate with the appropriate level of assumed risk. In order to moderate the investment portfolio’s volatility, we develop a forecast of financial market returns over a wide range of potential future economic trends.

Notes to Consolidated Financial Statements — (Continued)
      Our investment policies and asset allocation resulted in the following change in our plan assets.

	2005		2004

	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans

		(In millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$42.9	$82.5	$39.5	$69.9
Actual return on plan assets	1.5	13.3	2.9	7.3
Contributions	3.1	3.0	3.9	2.3
Benefits paid	(3.6)	(1.7)	(3.4)	(2.9)
Exchange gain	—	(11.2)	—	5.9

Fair value of plan assets at end of year	$43.9	$85.9	$42.9	$82.5

Increase in minimum liability included in other comprehensive loss	$14.9	$14.7	$2.1	$0.7

IV.	Funded Status
      Our plans had the following funded status at the end of each year as indicated in the table below. The funded status when combined with the unrecognized net actuarial loss, prior service cost and transition obligation is the Accrued Benefit Cost which is the net amount reflected on our balance sheet.

	2005		2004

	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans

	(In millions)
Projected Benefit obligation at end of year	$71.3	$115.8	$57.0	$86.8
Fair value of plan assets at end of the year	43.9	85.9	42.9	82.5

Funded status at the end of the year	(27.4)	(29.9)	(14.1)	(4.3)
Unrecognized net actuarial loss	32.2	51.7	17.3	30.0
Unrecognized prior service cost	—	—	0.1	—
Unrecognized transition obligation	—	(0.1)	—	(0.2)

Accrued benefit cost	$4.8	$21.7	$3.3	$25.5

Notes to Consolidated Financial Statements — (Continued)

V.	Accumulated Benefit Obligations
      The accumulated benefit obligation for all defined benefit pension plans was $158.7 million and $128.0 million at December 31, 2005 and 2004, respectively. When the plan assets are less than the accumulated benefit obligation a minimum pension liability must be reflected in other comprehensive income. The following is the calculation of that amount.

	2005		2004

	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans

	(In millions)
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$71.3	$69.4	$57.0	$15.9
Accumulated benefit obligation	$71.3	$54.5	$57.0	$13.4
Fair value of plan assets	$43.9	$46.0	$42.9	$10.8
Increase in minimum pension liability in other comprehensive loss	$14.9	$14.7	$2.1	$0.7

VI.	Cash Flows

Contributions
      We contributed $3.1 million to our domestic defined benefit plans in 2005 and $3.0 million to our foreign plans in 2005. We expect to contribute $2.6 million to our domestic defined benefit plans in 2006 and $3.2 million to our foreign plans in 2006.

Estimated Future Benefit Payments
      The following benefit payments for our domestic and foreign defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid:

	Domestic
	Benefit Payments

		Foreign Benefit
		Payments

	)
	(In millions
2006	$3.8	$1.6
2007	$3.8	$1.7
2008	$3.7	$1.8
2009	$3.7	$1.9
2010	$3.7	$2.0
Years 2011-2015	$19.5	$12.9

VII.	Recognition of Actuarial Gains and Losses
      Unrecognized net actuarial gains or losses are amortized using the “corridor method” as defined by SFAS No. 87, “Employers Accounting for Pensions, for our domestic defined benefit plans and Dutch plans. For the Irish plans, we separately identify gains and losses on the plan’s assets and projected benefit obligations and use an amortization method, which spreads each year’s actuarial gain or loss over a period of five years, without regard to the corridor, subject to the minimum amortization requirements of SFAS No. 87.
      Currently, our Audit Committee of the Board of Directors is considering a voluntary change in the accounting principle for recognizing net actuarial gains or losses relating to our defined benefit pension obligations. If we change our accounting principle, we will be required to restate prior periods’ financial statements in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.”

Notes to Consolidated Financial Statements — (Continued)

11.	STOCKHOLDER’S EQUITY
      On June 27, 2003, we received from Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus VIII”), a global private equity fund, $126.0 million in proceeds from the issuance of 11,202,143 shares of perpetual convertible preferred stock (the Preferred Stock) and two warrants to acquire a total of 2,500,000 shares of our common stock at $11.25 that vested on that date. We valued the preferred stock at $121.1 million and the warrants at $4.9 million. Net proceeds from this transaction were used primarily to pay down existing debt.
      The initial liquidation preference of the Preferred Stock is $126.0 million, increasing by 8.5% per year compounded quarterly for the first five years unless our consolidated net income for 24 consecutive quarters (excluding any changes in accounting principle after September 30, 2002, any beneficial conversion charges and any preferred stock dividends) is greater than $160.0 million. If that occurs, the accretion rate will become 7.25% and the holders of the Preferred Stock will participate with the common stock dividend. After June 27, 2008, the holders of the Preferred Stock will be able to elect to receive cash dividends or continue to increase their liquidation preference. The rate will increase to 8.75% per year compounded quarterly at that time. If the holders of the Preferred Stock are not participating in the common stock dividend, or if the common stock dividend is less than $0.045 per share per quarter, then the rate will increase to 10% per year compounded quarterly. The Preferred Stock is also entitled to participate in any extraordinary dividends, and if there is a change of control within the first five years, then the liquidation preference of the Preferred Stock is adjusted as if it had been owned for five years.
      The conversion price of the Preferred Stock is $11.25 per share. The conversion price will be reduced on June 27, 2007 if the volume-weighted average price of our common stock for the immediately preceding 60 consecutive trading days does not equal or exceed $23.00. The reduction will be equal to the excess of $23.00 over such average price, but the conversion price will not be reduced by more than $4.50. We can require conversion of the preferred stock at any time after June 27, 2008 if the closing price of our common stock exceeds 125% of the conversion price for 30 consecutive trading days.
      One warrant to purchase 1,250,000 shares of our common stock at $11.25 expires on February 12, 2010 and another similar warrant to purchase the same number of shares at the same price expires on June 27, 2010.
      Provided a certain ownership percentage is maintained, Warburg Pincus VIII has the right to appoint two members to our Board of Directors. Warburg Pincus VIII’s ownership percentage may increase under certain conditions but cannot exceed a maximum of approximately 49% before June 27, 2008.
      The Preferred Stock was initially reflected on our financial statements at $121.1 million, which is a discount of $4.9 million from its initial liquidation value of $126.0 million. Since, at the end of the seventh year (June 27, 2010), the holders of the Preferred Stock can require us to remarket the Preferred Stock by increasing its dividend rate until its market value is its liquidation value, the discount will be accreted and recorded as a reduction of earnings attributable to common stockholders ratably for a period of seven years from the date of issuance. The warrants are immediately included in the computation of diluted earnings per share using the treasury stock method, and therefore become dilutive only when the market price of our common stock is above their exercise price.
      The Preferred Stock may be converted into shares of our common stock at any time. The Preferred Stock became convertible in the fourth quarter of 2003 when we publicly reported cash earnings per share, as defined in the securities agreement, of less than $1.50 for the trailing four calendar quarters ending September 30, 2003, which is a conversion event, as defined in the securities purchase agreement. We incurred non-cash beneficial conversion feature (“BCF”) amounts totaling $4.2 million in 2003. These BCF amounts resulted in a non-cash increase in the loss attributable to common stockholders in the fourth quarter of 2003.
      At our 2004 annual meeting, our shareholders approved the implementation of a new Wellman, Inc. Restricted Stock Plan (New Restricted Stock Plan). Pursuant to the New Restricted Stock Plan, certain of

Notes to Consolidated Financial Statements — (Continued)
our employees are eligible to receive awards of restricted common stock shares (Restricted Awards). The terms of the restrictions and the awards are at the sole discretion of the Compensation Committee. A total of 1,000,000 shares of common stock are reserved for issuance under the New Restricted Stock Plan. On June 28, 2004, 125,000 Restricted Awards were issued to employees. The initial restriction term is two years and the fair market value of the common stock on the date of issuance was approximately $7.99 per share. At December 31, 2005, 5,000 Restricted Awards have been forfeited before the restrictions lapsed. On March 14, 2005, 395,000 restricted stock awards were granted, which vest over five years with provisions for accelerated vesting if certain financial targets are achieved. The fair market value of the common stock on the date of issuance was $15.15 per share. The fair market value times the number of Restricted Awards is being amortized to compensation expense over the vesting period of the awards.
      We also have a deferred compensation and restricted stock plan (Restricted Stock Plan). Pursuant to the Restricted Stock Plan, certain officers and directors are required to defer a certain portion of their compensation and could elect to defer additional compensation that is exchanged for restricted stock. Shares granted are subject to certain restrictions on transferability. The exercise price for restricted stock awards granted is 85% of the average of the highest and lowest sales prices of the common stock as reported on the New York Stock Exchange on the last day of the prior calendar quarter and on each of the 15 days before and after that date. A total of 1,000,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. As of December 31, 2005, a total of 360,115 shares of restricted stock had been awarded pursuant to the Restricted Stock Plan and the restrictions have not lapsed on 170,926 of these shares. During 2005 and 2003 participants purchased 2,095 and 15,538 shares of restricted common stock, respectively, at an average price per share of $8.89 and $11.29, respectively. No shares of restricted common stock were purchased under this plan in 2004. The amount of non-cash compensation expense associated with purchases during 2005, 2004, and 2003 was not material.
      We have stock option plans for certain employees (the Plans) that authorize the grant of non-qualified stock options (NQSOs). For all options granted in connection with the Plans, the option period extends for 11 years from the date of grant with the shares vesting at 20% per year over the first five years. The exercise price for options granted prior to 1998 is equal to the fair value of our common stock at the date of grant. For options granted after 1997, the exercise price is equal to the average of the highest and lowest sales prices of our common stock over a period of 20 days prior to the date of the grant. In addition, we have a Directors’ Stock Option Plan. Each year through 2004, each eligible director was granted an option for 1,000 shares on the eighth business day after we publicly announced our annual earnings. In 2005, the Directors voted not to grant any of these options. The option period extends for 11 years from the grant date with the shares being 100% vested one year after the grant date. The exercise price is equal to the average of the highest and lowest sales price of our common stock over a period of 20 days prior to the date of the grant.
      In December 2004, the FASB released SFAS No. 123 (Revised 2004), “Share-Based Payment.” We will implement this Statement in our first quarter 2006 financial statements, using the Standard’s “modified prospective” method. We do not expect the adoption of this Statement to have an impact on our Consolidated Financial Statements. In December 2005, our Board of Directors voted to vest the 226,980 unvested 1997 options granted in August 2003 with an exercise price of $10.44 under the Wellman, Inc. Amended and Restated 1997 Stock Option Plan. One third of the remaining unvested options would have vested in August of 2006, 2007, and 2008, respectively. We estimate that approximately $0.5 million of expense was eliminated as a result of accelerating these. Prior to adoption of SFAS 123 (Revised 2004), we will continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for our employee stock options. Under APB 25, any difference between the exercise price of our employee stock options and the market price of the underlying stock on the date of grant is recognized as compensation expense over the vesting period of the options. The alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models for determining compensation expense.

Notes to Consolidated Financial Statements — (Continued)
      Pro forma information regarding net earnings (loss) and earnings (loss) per common share is required by Statement 123, which also requires that the information be determined as if we have accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. There were no options granted in 2005 and only directors received stock options in 2004. The fair value for options granted in 2004 and 2003 was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions for 2004 and 2003, respectively: risk-free interest rate of 4.44%, and 3.82%; a dividend yield of 1.38%, and 1.36%; volatility factors of the expected market price of our common stock of .468 in each year; and a weighted-average expected life of the option of 8 years. The weighted-average fair value of options granted to directors in 2004 was $3.86. The weighted-average fair value of options granted in 2003 was $4.05 for employees and $5.05 for directors. No stock options were granted to employees and directors in 2005 and no stock options were granted to employees in 2004.
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information follows:

	2005	2004	2003

	(In millions, except per share data)
Net loss attributable to common stockholders, as reported	$(44.2)	$(51.1)	$(106.7)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	—	—	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.7)	(0.2)	(5.5)

Pro forma net loss attributable to common stockholders	$(44.9)	$(51.3)	$(111.3)

Net loss attributable to common stockholders per share:
Basic net loss per common share, as reported	$(1.40)	$(1.61)	$(3.38)
Basic net loss per common share, pro forma	$(1.42)	$(1.62)	$(3.53)
Diluted net loss per common share, as reported	$(1.40)	$(1.61)	$(3.38)
Diluted net loss per common share, pro forma	$(1.42)	$(1.62)	$(3.53)
      In accordance with the change in control provisions of our stock option plans, the stock options became fully vested in June 2003 as a result of the private equity investment, and we recognized all of the remaining deferred compensation associated with our employee stock options (this is reflected in the 2003 amounts above).

Notes to Consolidated Financial Statements — (Continued)
      A summary of our stock option activity and related information for the three years ended December 31, 2005 follows:

		Weighted
		Average Price
	Shares	per Share

Outstanding December 31, 2002	3,665,768	$17.59
Granted	498,000	10.46
Exercised	(4,800)	9.64
Cancelled	(310,040)	17.85

Outstanding December 31, 2003	3,848,928	16.66
Granted (Directors Only)	8,000	8.02
Exercised	(17,600)	9.64
Cancelled	(1,010,310)	17.65

Outstanding December 31, 2004	2,829,018	16.33
Exercised	(22,880)	9.66
Cancelled	(214,880)	26.38

Outstanding December 31, 2005	2,591,258	$15.55

      At December 31, 2005, 2004, and 2003, options for 2,591,258, 2,504,895, and 3,428,825 shares, respectively, were exercisable. At December 31, 2005, 1,197,595 shares were available for future option grants. The following summarizes information related to stock options outstanding at December 31, 2005:

Range of exercise prices	$8.02-$15.24	$16.61-$22.75

Number outstanding at December 31, 2005	961,260	1,629,998
Weighted-average remaining contractual life	6.7	3.9
Weighted-average exercise price of options outstanding	$11.33	$18.04
Number exercisable at December 31, 2005	961,260	1,629,998
Weighted-average exercise price of options exercisable	$11.33	$18.04
      On August 31, 2001, our Board of Directors authorized a plan that provides each stockholder of record one common stock purchase right for each share of common stock (the Plan). The rights are represented by the common stock certificates and are not separately traded from the common stock and are not currently exercisable. The rights become exercisable only if a person acquires beneficial ownership of 20% or more of our common stock or announces a tender offer or exchange offer that would result in beneficial ownership of 20% or more of our common stock, at which time each right would enable the holder to buy shares of the common stock at a discount to the then market price. We may redeem the rights for $0.01 per right, subject to adjustment, at any time before the acquisition by a person or group of 20% or more of our common stock. The rights have a 10-year term. On February 12, 2003, our Board of Directors amended the terms of the Plan to provide that the rights are not exercisable in connection with the private equity investment.
      Although the Rights should not interfere with a business combination approved by our Board of Directors, they may cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board, except pursuant to an offer conditioned on a substantial number of Rights being acquired.

Notes to Consolidated Financial Statements — (Continued)

12.	NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE
      The following table sets forth the computation of basic and diluted earnings (loss) attributable to common stockholders per common share for the years indicated:

	2005	2004	2003

	(In millions)
Numerator for basic and diluted net earnings (loss) attributable to common stockholders per common share:
Net earnings (loss)	$(30.0)	$(38.8)	$(96.7)
Accretion and beneficial conversion charge(a)	(14.2)	(12.3)	(10.1)

Net earnings (loss) attributable to common stockholders from continuing operations	(44.2)	(51.1)	(106.8)
Net earnings (loss) attributable to common stockholders from discontinued operations	—	—	0.1

Net loss attributable to common stockholders	$(44.2)	$(51.1)	$(106.7)

Denominator:
Denominator for basic net earnings (loss) attributable to common stockholders per common share — weighted-average shares	31.7	31.6	31.6
Effect of dilutive securities:
Employee stock options and restricted stock	—	—	—
Preferred stock — if converted(b)	—	—	—

Denominator for diluted net earnings (loss) attributable to common stockholders per common share — adjusted weighted-average shares	31.7	31.6	31.6

(a)	Accretion is recorded based on the fair market value of the increase in the liquidation preference of the preferred stock. The 2005 amount included $1.0 million, of which $0.8 million was recorded in the first quarter and $0.2 million was recorded in the second quarter, which was the amount that the fair market value of the accretion exceeded the book value of the accretion based on the value of the underlying stock. In 2003, we incurred a non-cash beneficial conversion charge of $4.2 million as a result of the preferred stock becoming convertible into common stock.

(b)	These shares were not included in the EPS calculation, since their effect would have been anti-dilutive, but may be included under the if-converted method in future calculations. For additional information, including the liquidation preference of the preferred stock, see Note 11.

13.	COMMITMENTS AND CONTINGENCIES
      We have commitments and contingent liabilities, including legal proceedings, environmental liabilities (see Note 9), and various operating lease commitments.
      We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe the ultimate disposition of this litigation will have a material adverse effect on our consolidated financial position or results of operations.
      Indirect purchasers of polyester staple fiber products have filed 40 purported class action lawsuits alleging violations of state antitrust or unfair competition laws and certain state consumer protection acts against us and certain other persons in various state courts. In each of these lawsuits, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of polyester staple fiber products. These indirect purchaser cases are pending in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan,

Notes to Consolidated Financial Statements — (Continued)
New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. In all of these cases, the plaintiffs seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief. Certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. Wellman vehemently denies that we or our employees engaged in price fixing or customer allocation and we intend to vigorously defend against the remaining civil claims unless we can settle them in a cost effective manner.
      We have entered into multiple raw material purchase agreements in the ordinary course of business which may require a notice period for cancellation and may contain early cancellation penalties.
      Approximate minimum rental commitments under noncancelable leases during each of the next five years and thereafter are as follows: 2006 — $7.9 million; 2007 — $7.0 million; 2008 — $6.5 million; 2009 — $5.7 million; 2010 — $4.9 million; and thereafter $15.5 million. Certain of these leases contain scheduled rent increases or escalation clauses and renewal options.
      Rent expense for cancelable and noncancelable operating leases was $7.8 million, $9.3 million and $11.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

14.	DERIVATIVES AND FINANCIAL INSTRUMENTS
      We utilize derivatives, principally interest rate swaps and forward foreign currency contracts, to enhance our ability to manage risk including interest rates and foreign currency fluctuations, which exist as part of our ongoing business. These contracts hedge transactions and balances for periods consistent with the related exposures. We do not utilize financial instruments for trading or other speculative purposes.
      At December 31, 2005, we had a total of $150 million in interest rate hedging agreements which were entered into to reduce our exposure to floating rate debt as follows: a $50 million fixed-rate swap which matures June 2007 where we receive three-month LIBOR and pay 6.17% quarterly; a $25 million fixed-rate swap which matures July 2007 where we receive three-month LIBOR and pay 3.69% quarterly; a $25 million fixed-rate swap which matures July 2007 where we receive three-month LIBOR and pay 3.608% quarterly; and a $50 million cap where, for quarterly periods when three-month LIBOR exceeds 6% on its reset date, we receive the difference between three-month LIBOR and 6%. The two $25 million fixed-rate swaps were designated as cash flow hedges. For additional information on the financing, see Note 7.
      On December 31, 2005 and 2004, our balance sheets reflected net liabilities of $0.2 million and $3.4 million respectively representing the fair market value of the three swaps. It also reflected $0.1 million for the unamortized cost of the cap. A gain of $1.4 million, net of deferred taxes, was reported as a component of other comprehensive income (loss) at December 31, 2005. This amount will be realized when the underlying amount is recognized in earnings. We recognized $1.7 million of income as a result of the ineffectiveness associated with this swap. This amount was recorded as a reduction of interest expense in our net loss for 2005.
      We operate in international markets and uses foreign exchange contracts with maturities of less than twelve months to hedge existing foreign exchange exposures. Foreign currency contracts require us at a future date to either buy or sell foreign currency in exchange for U.S. dollars, Euros, and other currencies. We had contracts with notional amounts of approximately $1.7 million and $6.7 million at December 31, 2005 and 2004, respectively, which were designated as cash flow hedges. The fair value of these contracts was approximately $0 and $0.1 million at December 31, 2005 and 2004, respectively. These forward contracts resulted in an unrealized gain in accumulated other comprehensive income (loss) of $0 and $0.1 million at December 31, 2005 and 2004, respectively, which will be realized when the underlying transaction gain or loss is recognized in earnings.
Concentration of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist principally of foreign currency and interest rate contracts described above and in Note 7 and temporary cash investments and trade accounts receivable. The counterparties to the contractual arrangements are a diverse group of

Notes to Consolidated Financial Statements — (Continued)
major financial institutions with which we also have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties. We place our temporary cash investments with financial institutions with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Five of our customers comprise approximately 40% of our total accounts receivable. A down turn in the financial condition of any of these customers may have a negative impact on our financial results of operations.
Fair Value of Financial Instruments
      The following methods and assumptions were used by us in estimating our fair value disclosures for financial instruments.
      Cash and cash equivalents, accounts receivable and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value.
      Borrowing arrangements: See Note 7.
      Interest rate instruments: The fair value of interest rate instruments is the estimated amount that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties.
      All of our estimates of fair value and termination cost/benefit for our derivative financial instruments are based on readily available dealer quotes as to the amounts we would receive or pay to terminate the contracts.
      The following table summarizes the carrying amounts and estimated fair values of our financial instruments at December 31, 2005 and 2004:

	2005		2004

	Carrying		Carrying
(In millions)	Amount	Fair Value	Amount	Fair Value

Nonderivatives
Cash and cash equivalents	$—	$—	$5.6	$5.6
Accounts receivable	$160.3	$160.3	$200.2	$200.2
Accounts payable	$102.4	$102.4	$113.3	$113.3
Borrowing arrangements	$498.6	$510.1	$471.5	$480.1
Derivatives — receive (pay):
Cash flow hedges	$(0.2)	$(0.2)	$(3.4)	$(3.4)
Forward foreign currency contracts	$—	$—	$0.1	$0.1

15.	OPERATING SEGMENT AND GEOGRAPHIC AREAS
      Our operations are classified into two reportable operating segments: the Packaging Products Group (PPG) and the Fibers and Recycled Products Group (FRPG).
      The PPG manufactures and markets:

•	PermaClear® and PermaClear HP® solid-stated and amorphous PET resin from chemical-based raw materials for use in the manufacturing of plastic soft drink bottles and other food and beverage packaging and

•	EcoClear® PET resin, utilizing recycled PET materials to meet customers’ recycled content PET resin requirements.

Notes to Consolidated Financial Statements — (Continued)
      The FRPG manufactures and markets:

•	Fortrel® chemical-based polyester staple fibers for use in apparel, non-woven, home furnishing, and industrial products,

•	recycled-based polyester and nylon staple fibers for use in home furnishing, non-woven and industrial products, and

•	Ecolon® and Wellamid® recycled-based nylon and polyester engineering resins for use in the injection molding industry.
      One customer represented approximately 23% of the PPG’s total net sales for 2005 and 13% of our total net sales for 2005. Five customers represented 55% of the PPG’s total net sales for 2005 and comprised 40% of our total accounts receivable at December 31, 2005. The unexpected loss of any of these customers may result in a temporary reduction in net sales and profitability of our PPG. No single customer accounted for 10% or more of our FRPG’s net sales in 2005.
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
      As discussed in Note 2, we sold the assets of our small-recycled fine denier polyester staple fiber business during the first quarter of 2003. These assets, which were previously reported as part of our FRPG, were reported as discontinued operations in our financial statements.

		Fibers and
	Packaging	Recycled
	Products	Products
	Group	Group	Total

	(In millions)
2005
Revenues	$781.4	$595.5	$1,376.9
Segment profit	$48.1	$6.6	$54.7
Assets	$704.0	$300.5	$1,004.5
Amortization and depreciation	$41.4	$27.3	$68.7
Capital expenditures	$40.3	$11.1	$51.4

2004
Revenues	$747.9	$557.1	$1,305.0
Segment profit (loss)	$29.5	$(5.5)	$24.0
Assets	$775.4	$315.3	$1,090.7
Amortization and depreciation	$44.2	$26.4	$70.6
Capital expenditures	$9.4	$5.7	$15.1

2003
Revenues	$632.0	$477.3	$1,109.3
Segment profit (loss)	$17.3	$(3.3)	$14.0
Assets	$455.2	$382.7	$837.9
Amortization and depreciation	$28.9	$23.8	$52.7
Capital expenditures	$7.6	$7.9	$15.5

Notes to Consolidated Financial Statements — (Continued)
      Following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	2005	2004	2003

	(In millions)
Segment Profit
Total for reportable segments	$54.7	$24.0	$14.0
Impairment charge	—	—	(135.3)
Restructuring charges	(0.6)	(2.6)	(10.2)
Provision for uncollectible accounts	(0.5)	(0.8)	(3.5)
Other expense, net	(56.2)	(37.0)	(6.0)
Interest expense, net	(45.4)	(38.1)	(10.1)

Loss from continuing operations before income taxes	$(48.0)	$(54.5)	$(151.1)

Assets
Total for reportable segments	$1,004.5	$1,090.7	$837.9
Corporate assets(1)	94.2	76.2	279.2

Total Assets	$1,098.7	$1,166.9	$1,117.1

(1)	Corporate assets include cash, prepaid expenses, construction in progress and other assets not allocated to the segments.
      Net sales and Operating income (loss) for the years ended December 31, 2005, 2004 and 2003 and long-lived assets at the end of each year, classified by the major geographic areas in which we operate, are as follows:

	2005	2004	2003

	(In millions)
Net sales
U.S.	$1,179.8	$1,104.6	$927.7
Europe	197.1	200.4	181.6

	$1,376.9	$1,305.0	$1,109.3

Operating income (loss)
U.S.	$(4.1)	$(23.7)	$(143.2)
Europe	1.5	7.3	2.2

	$(2.6)	$(16.4)	$(141.0)

Long-lived assets
U.S.	$598.1	$603.0	$488.3
Europe	49.2	52.5	54.7

	$647.3	$655.5	$543.0

      Revenues are attributed to the geographic areas where the products were produced.

Notes to Consolidated Financial Statements — (Continued)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)
      Quarterly financial information for the years ended December 31, 2005 and 2004 is summarized as follows:

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2005	2005	2005	2005	2005

	(In millions, except per share data)
Income Statement Data:
Net sales	$386.3	$345.0	$344.3	$301.3	$1,376.9
Cost of sales	340.8	326.4	312.4	279.5	1,259.1

Gross profit	45.5	18.6	31.9	21.8	117.8
Selling, general and administrative expenses	18.1	13.7	14.9	16.4	63.1
Restructuring charges(2)	—	0.6	—	—	0.6
Provision for uncollectible accounts	—	—	0.4	0.1	0.5
Other expense, net(3)	1.8	26.0	15.3	13.1	56.2

Operating income (loss)	25.6	(21.7)	1.3	(7.8)	(2.6)
Interest expense, net	10.4	11.2	11.6	12.2	45.4

Earnings (loss) before income taxes (benefit)	15.2	(32.9)	(10.3)	(20.0)	(48.0)
Income tax expense (benefit)	4.2	(10.2)	(4.1)	(7.9)	(18.0)

Net earnings (loss)	$11.0	$(22.7)	$(6.2)	$(12.1)	$(30.0)

Net earnings (loss) attributable to common stockholders:
Net earnings (loss)	$11.0	$(22.7)	$(6.2)	$(12.1)	$(30.0)
Accretion	(4.0)	(3.4)	(3.4)	(3.4)	(14.2)

Net earnings (loss) attributable to common stockholders	$7.0	$(26.1)	$(9.6)	$(15.5)	$(44.2)

Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders(4)	$0.22	$(0.82)	$(0.30)	$(0.49)	$(1.40)

Basic weighted-average common shares outstanding	31.7	31.7	31.7	31.7	31.7

Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders(4)	$0.20	$(0.82)	$(0.30)	$(0.49)	$(1.40)

Diluted weighted-average common shares outstanding	53.8	31.7	31.7	31.7	31.7

Notes to Consolidated Financial Statements — (Continued)

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2004(1)	2004(1)	2004(1)	2004(1)	2004

	(In millions, except per share data)
Income Statement Data:
Net sales	$293.8	$329.0	$310.0	$372.2	$1,305.0
Cost of sales	276.4	305.7	295.5	343.6	1,221.2

Gross profit	17.4	23.3	14.5	28.6	83.8
Selling, general and administrative expenses	14.5	13.8	14.6	16.9	59.8
Restructuring charges(2)	0.3	0.8	1.3	0.2	2.6
Provision for uncollectible accounts	0.3	—	—	0.5	0.8
Other expense (income), net(3)	41.4	1.1	0.6	(6.1)	37.0

Operating income (loss)	(39.1)	7.6	(2.0)	17.1	(16.4)
Interest expense, net	7.5	10.1	10.5	10.0	38.1

Earnings (loss) from continuing operations before income taxes (benefit)	(46.6)	(2.5)	(12.5)	7.1	(54.5)
Income tax expense (benefit)	(18.4)	(1.0)	(4.9)	8.6	(15.7)

Net loss	$(28.2)	$(1.5)	$(7.6)	$(1.5)	$(38.8)

Net loss attributable to common stockholders:
Net loss	$(28.2)	$(1.5)	$(7.6)	$(1.5)	$(38.8)
Accretion	(3.0)	(3.0)	(3.1)	(3.2)	(12.3)

Net loss attributable to common stockholders	$(31.2)	$(4.5)	$(10.7)	$(4.7)	$(51.1)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders(4)	$(0.99)	$(0.14)	$(0.34)	$(0.15)	$(1.61)

Basic and diluted weighted-average common shares outstanding	31.6	31.6	31.6	31.6	31.6

(1)	Certain amounts have been reclassified to conform to the full-year 2005 presentation.

(2)	Quarterly net earnings (loss) include restructuring charges. For additional information on restructuring charges, see Note 6.

(3)	Other expense (income), net consisted of the following amounts for the periods indicated:

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2005	2005	2005	2005	2005

	(In millions)
Legal costs (See Note 5)	$1.8	$26.1	$8.0	$—	$35.9
Hurricane Katrina costs	—	—	7.4	16.6	24.0
Rebates from anti-dumping duties	—	(0.1)	(0.1)	(3.5)	(3.7)

	$1.8	$26.0	$15.3	$13.1	$56.2

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2004	2004	2004	2004	2004

	(In millions)
Legal costs (See Note 5)	$1.2	$1.1	$1.3	$1.8	$5.4
Non-capitalizable financing costs	40.2	—	—	—	40.2
Rebates from anti-dumping duties	—	—	(0.7)	(7.9)	(8.6)

	$41.4	$1.1	$0.6	$(6.1)	$37.0

(4)	Based on the requirements of SFAS No. 128, “Earnings Per Share,” to calculate the quarterly earnings (loss) per share independently of the annual earnings (loss) per share, the sum of the four quarters’ earnings (loss) per share will not necessarily equal the annual earnings (loss) per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Wellman, Inc.
      We have audited the accompanying consolidated balance sheets of Wellman, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also include the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements and schedule of Wellman International Limited, a wholly-owned subsidiary, which statements reflect total assets constituting 10% as of December 31, 2005 and 2004, and total net sales constituting 9% in 2005, 10% in 2004 and 10% in 2003 of the related consolidated totals. Those financial statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such wholly owned subsidiary, is based solely on the report of other auditors.
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
      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, based upon our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

Charlotte, North Carolina
March 14, 2006

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

	Balance at	Charged to
	Beginning of	Costs and				Balance at
Description	Year	Expenses	Other	Deductions		End of Year

	(In millions)
Allowance for doubtful accounts Receivable:
Year ended December 31, 2005	$2.6	$0.5	$—	$1.0	(a)	$2.1

Year ended December 31, 2004	$3.8	$0.8	$(0.3)	$1.7	(a)	$2.6

Year ended December 31, 2003	$7.7	$3.5	$0.1	$7.5	(a)	$3.8

(a)	Accounts written off and reduction of allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a — 14(c) and 15d — 14(c) promulgated under the Securities Exchange Act of 1934, were effective on that date.
      Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005, and that there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, such internal control during the quarter ended on such date.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Item 9B.	Other Information
      None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Wellman, Inc.
      We have audited management’s assessment, included in the accompanying Annual Report on Form 10-K, that Wellman, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wellman Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit. We did not audit management’s assessment regarding the effectiveness of internal control over financial reporting of Wellman International Limited, a wholly-owned subsidiary, whose financial statements reflect total assets of 10% and total sales of 9% of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. The effectiveness of Wellman International Limited’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the effectiveness of Wellman International Limited’s internal control over financial reporting, is based solely on the report of the other auditors.
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
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, based on our audit and the report of other auditors, management’s assessment that Wellman, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, based on our audit and the report of other auditors, Wellman, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wellman, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Wellman, Inc. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

Charlotte, North Carolina
March 14, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant
      “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance and Other Information” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2006 is incorporated by reference.

Item 11.	Executive Compensation
      “Compensation of Directors and Officers” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2006 is incorporated by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      “Introduction” and “Election of Directors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2006 are incorporated by reference.

Item 13.	Certain Relationships and Related Transactions
      “Compensation of Directors and Officers” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2006 is incorporated by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

Item 14.	Principal Accountant Fees and Services
      “Principal Accountant Fees and Services” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2006 are incorporated by reference.
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

Exhibit
Number	Description

3.1	Certificate of Amendment to Restated Certificate of Incorporation dated June 26, 2003 (Exhibit 3(a)(5) of the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein)
3.2	Restated By-Laws, as of August 14, 2001

4.1	Credit agreement dated as of February 10, 2004, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, Deutsche Bank Securities Inc., as lead arranger and bookrunner, JP Morgan Chase Bank as syndication agent and certain other financial institutions (Exhibit 4(a)(1) of the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein)

4.2	First Amendment to Credit Agreement, dated as of December 22, 2005, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent

4.3	First Lien Senior Credit Agreement dated as of February 10, 2004, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, JP Morgan Chase Bank as syndication agent, Deutsche Bank Securities Inc., as joint lead arranger and joint lead bookrunner, JP Morgan Securities Inc. as joint lead arranger and joint lead bookrunner and certain other financial institutions (Exhibit 4(a)(2) of the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein)

4.4	Second Lien Senior Credit Agreement dated as of February 10, 2004 between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, JP Morgan Chase Bank as syndication agent, Deutsche Bank Securities Inc., as joint lead arranger and joint lead bookrunner, JP Morgan Securities Inc. as joint lead arranger and joint lead bookrunner, and certain other financial institutions (Exhibit 4(a)(3) of the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein)

4.5	Rights Agreement dated as of August 31, 2001 between the Company and First Union National Bank, as Rights Agent (Exhibit 4 of the Company’s Registration Statement on Form 8-A, incorporated by reference herein)

4.6	Amendment to Rights Agreement dated as of February 12, 2003, by and between Wellman, Inc. and Wachovia Bank, N.A., f/k/a First Union National Bank, as Rights Agent (Exhibit 4.1 to the Company’s Form 8-K dated February 27, 2003 incorporated by reference herein)

4.7	Common Stock Purchase Warrant dated as of February 12, 2003 for the purchase of 1,250,000 shares of common stock (Exhibit 4(f) to the Company’s Form 10-K for the year ended December 31, 2002, incorporated by reference herein)

4.8	Securities Purchase Agreement by and between Wellman, Inc. and Warburg Pincus Private Equity VIII, LP, dated as of February 12, 2003 (Exhibit 4(g) to the Company’s Form 10-K for the year ended December 31, 2002, incorporated by reference herein)

4.9	Common Stock Purchase Warrant dated as of June 27, 2003 for the purchase of 1,250,000 shares of common stock (Exhibit 4(h) of the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein)

Executive Compensation Plans and Arrangements

10.1	Wellman, Inc. Directors Stock Option Plan (Exhibit 10(g) of the Company’s Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)

10.2	Wellman, Inc. Third Amended and Restated Management Incentive Compensation Plan for the Executive Group (Exhibit 10(h) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.3	Wellman, Inc. Life Insurance Plan for Designated Employees

10.4	Wellman, Inc. Amended and Restated 1997 Stock Option Plan (Exhibit 10(k) of the Company’s Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)

10.5	Wellman, Inc. Deferred Compensation and Restricted Stock Plan, effective as of February 17, 1998 and as amended as of December 1, 1998 and December 31, 2002 and December 31, 2004

Exhibit
Number	Description

10.6	Wellman, Inc. Restricted Stock Plan, effective June 1, 2004 (Exhibit 4 of the Company’s Form S-8, filed on June 30, 2004, incorporated by reference herein)

10.7	Employment Agreement dated as of March 14, 2005 between the Company and Thomas M. Duff (Exhibit 10(a) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.8	Employment Agreement dated as of March 14, 2005 between the Company and Keith R. Phillips (Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.9	Employment Agreement dated as of March 14, 2005 between the Company and Joseph C. Tucker (Exhibit 10(c) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.10	Employment Agreement dated as of March 14, 2005 between the Company and Michael E. Dewsbury (Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.11	Employment Agreement dated as of March 14, 2005 between the Company and Audrey L. Goodman (Exhibit 10(e) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.12	Employment Agreement dated as of March 14, 2005 between the Company and Mark J. Ruday (Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.13	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Thomas M. Duff (Exhibit 10(m) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.14	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Keith R. Phillips (Exhibit 10(n) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.15	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Joseph C. Tucker (Exhibit 10(o) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.16	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Michael E. Dewsbury (Exhibit 10(p) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.17	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Audrey L. Goodman (Exhibit 10(q) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.18	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Mark J. Ruday (Exhibit 10(r) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.19	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Thomas M. Duff (Exhibit 10(s) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.20	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Keith R. Phillips (Exhibit 10(t) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.21	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Joseph C. Tucker (Exhibit 10(u) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.22	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Michael E. Dewsbury (Exhibit 10(v) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

Exhibit
Number	Description

10.23	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Audrey L. Goodman (Exhibit 10(w) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.24	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Mark J. Ruday (Exhibit 10(x) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.25	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Thomas M. Duff

10.26	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Keith R. Phillips

10.27	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Joseph C. Tucker

10.28	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Michael E. Dewsbury

10.29	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Audrey L. Goodman

10.30	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Mark J. Ruday

Other Material Agreements

10.31	Trademark Assignment and License, dated January 28, 1988, by and among Fiber Industries, Inc., Hoechst-Celanese Corporation and Celanese (Exhibit 10.14 of Fiber Industries, Inc.’s Registration Statement on Form S-1, File No. 33-20626, incorporated by reference herein)

21	Subsidiaries

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG Chartered Accountants, Dublin, Ireland

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of KPMG on the Consolidated Financial Statements of WIL

99.2	Report of KPMG on Management’s Assessment and the Effectiveness of Internal Control over Financial Reporting for WIL
      (b) Reports on Form 8-K.
      (1) We filed a Form 8-K on October 21, 2005 for the purpose of disclosing that our Pearl River facility located in Hancock County, Mississippi, is expected to resume production the week of October 31, 2005, after its temporary shutdown due to hurricane Katrina
      (2) We filed a Form 8-K on October 26, 2005 for the purpose of disclosing our third quarter 2005 results and historical adjusted EBITDA
      (3) We filed a Form 8-K on November 21, 2005 for the purpose of disclosing that on November 17, 2005, Oliver Goldstein, a Director of Wellman since February 2004 when Warburg Pincus made its initial investment in Wellman, had resigned. In addition, we announced that on November 17, 2005, Kevin Kruse, a Warburg Pincus Vice President, joined Wellman’s Board of Directors

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

WELLMAN, INC.

/s/ Thomas M. Duff

Thomas M. Duff
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 15, 2006.

Signatures	Title

/s/ Thomas M. Duff Thomas M. Duff	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Keith R. Phillips Keith R. Phillips	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Mark J. Ruday Mark J. Ruday	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ James B. Baker James B. Baker	Director

/s/ David A. Barr David A. Barr	Director

/s/ Richard F. Heitmiller Richard F. Heitmiller	Director

/s/ Gerard J. Kerins Gerard J. Kerins	Director

/s/ Kevin Kruse Kevin Kruse	Director

/s/ David J. McKittrick David J. McKittrick	Director

/s/ James E. Rogers James E. Rogers	Director

/s/ Roger A. Vandenberg Roger A. Vandenberg	Director