Form 10-Q
period 2006-03-31
WELLMAN INC
filed 2006-05-09
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Registrant’s telephone number, including area code: (803) 835-2000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2006, there were 32,690,944 shares of the registrant’s Class A common stock, $0.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months ended
	March 31,
	2006	2005
Net sales	$342.7	$386.3
Cost of sales	333.3	340.1

Gross profit	9.4	46.2
Selling, general and administrative expenses	15.0	18.0
Provision for uncollectible accounts	0.1	—
Restructuring charges	0.4	—
Other expense	6.1	1.8

Operating income (loss)	(12.2)	26.4
Interest expense, net	12.6	10.4

Earnings (loss) before income taxes (benefit)	(24.8)	16.0
Income tax expense (benefit)	(8.8)	4.4

Net earnings (loss)	$(16.0)	$11.6

Net earnings (loss) attributable to common stockholders:
Net earnings (loss)	$(16.0)	$11.6
Accretion	(3.4)	(4.0)

Net earnings (loss) attributable to common stockholders	$(19.4)	$7.6

Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders	$(0.61)	$0.24

Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders	$(0.61)	$0.22

Dividends per common share	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowance of $2.1 in 2006 and 2005	203.3	160.3
Inventories	172.8	162.3
Prepaid expenses and other current assets	20.1	21.7

Total current assets	396.2	344.3
Property, plant and equipment, at cost:
Land, buildings and improvements	138.5	138.0
Machinery and equipment	1,089.5	1,085.5
Construction in progress	52.5	45.8

	1,280.5	1,269.3
Less accumulated depreciation	636.0	622.0

Property, plant and equipment, net	644.5	647.3
Goodwill, net	33.4	33.4
Other assets, net	47.0	51.5

	$1,121.1	$1,076.5

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$109.7	$102.4
Accrued liabilities	43.8	45.8
Current portion of long-term debt	0.2	0.2

Total current liabilities	153.7	148.4
Long-term debt	563.3	498.4
Deferred income taxes and other liabilities	101.9	112.9

Total liabilities	818.9	759.7
Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143
shares issued and outstanding	63.0	61.7
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	93.9	91.8
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 35,190,944 shares issued in 2006 and 34,946,722 in 2005	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized, no shares issued	—	—
Paid-in capital	247.6	247.2
Common stock warrants	4.9	4.9
Accumulated other comprehensive income	24.8	22.2
Accumulated deficit	(82.5)	(61.5)
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	302.2	316.8

	$1,121.1	$1,076.5

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Series A		Series B		Class A			Common	Other	Accumulated
	Preferred		Preferred		Common		Paid-In	Stock	Comprehensive	Earnings/	Treasury
	Stock Issued		Stock Issued		Stock Issued		Capital	Warrants	Income	(Deficit)	Stock	Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	4.5	$56.0	6.7	$83.3	34.5	$—	$245.5	$4.9	$37.0	$19.1	$(49.5)	$396.3
Net loss										(59.9)		(59.9)
Currency translation adjustments									(15.7)			(15.7)
Fair value of derivatives									0.9			0.9

Total comprehensive loss												(74.7)
Cash dividends ($0.20 per share)										(6.5)		(6.5)
Accretion		5.7		8.5						(14.2)		—
Issuance of restricted stock, net					0.4	—	1.7					1.7

Balance at December 31, 2005	4.5	61.7	6.7	91.8	34.9	—	247.2	4.9	22.2	(61.5)	(49.5)	316.8
Net loss										(16.0)		(16.0)
Currency translation adjustments									2.5			2.5
Fair value of derivatives									0.1			0.1

Total comprehensive loss												(13.4)
Cash dividends ($0.05 per share)										(1.6)		(1.6)
Accretion		1.3		2.1						(3.4)		—
Issuance of restricted stock, net					0.3		0.4					0.4

Balance at March 31, 2006 (unaudited)	4.5	$63.0	6.7	$93.9	35.2	$—	$247.6	$4.9	$24.8	$(82.5)	$(49.5)	$302.2

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
(In millions)

	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$(16.0)	$11.6
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	13.2	14.0
Amortization	4.5	4.8
Amortization in interest expense, net	1.1	0.9
Deferred income taxes and other	(9.2)	3.3
Changes in assets and liabilities	(47.2)	(40.3)

Net cash used in operating activities	(53.6)	(5.7)

Cash flows from investing activities:
Additions to property, plant and equipment	(9.3)	(6.5)

Net cash used in investing activities	(9.3)	(6.5)

Cash flows from financing activities:
Borrowings under long-term debt, net	64.6	15.8
Dividends paid on common stock	(1.6)	(1.6)
Exercise of employee stock options	—	0.2

Net cash provided by financing activities	63.0	14.4

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.4

Increase in cash and cash equivalents	—	2.6
Cash and cash equivalents at beginning of period	—	5.6

Cash and cash equivalents at end of period	$—	$8.2

Supplemental cash flow data:
Cash paid during the period for:
Interest, net	$11.9	$9.9
Income taxes	$0.3	$0.7
See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The Condensed Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2005 has been derived from the audited consolidated financial statements at that date, adjusted for a change in pension accounting (See Note 2), but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Wellman, Inc.’s annual report on Form 10-K for the year ended December 31, 2005. Wellman, Inc. and entities it controls are international manufacturers, operating primarily in the United States, Ireland and the Netherlands. The Condensed Consolidated Financial Statements include all of these entities and all material intercompany transactions have been eliminated. When used in these Condensed Consolidated Financial Statements, “Wellman,” “we,” “our,” and “us” each refers to Wellman, Inc. and entities it controls.
2. ACCOUNTING CHANGES
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement applies to all voluntary changes in accounting principles and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.
     During the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains and losses relating to our defined benefit plans. Actuarial gains and losses result from differences between the actual results and the assumptions used for the discount rate, return on assets, wage and inflation assumptions, changes in mortality tables and various other assumptions. Historically, we amortized these actuarial gains and losses for our domestic and Dutch plans using the corridor method as defined by SFAS No. 87, “Employers’ Accounting for Pensions.” For our Irish plans, we used a five-year straight-line method (subject to the minimum amortization provisions). We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. We believe this method is preferable for the following reasons: 1) the new method eliminates deferrals related to actuarial gains and losses from prior periods and recognizes actual performance in the year incurred; 2) the new method creates consistency among our plans, which will now use the same basis of accounting; and 3) the new accounting method is closer to fair value accounting.

     As a result of this change in accounting principle, we adjusted all prior periods. The effects of the change on our Consolidated Statements of Operations were as follows:
(In millions, except per share data)

	For the Three Months Ended March 31, 2006
	As	Effect of	As
	Reported	Change	Adjusted
Operating Income	$25.6	$0.8	$26.4
Income Tax Expense	$4.2	$0.2	$4.4
Net Earnings Attributable to Common Stockholders	$7.0	$0.6	$7.6
Basic Net Earnings Per Common Share	$0.22	$0.02	$0.24
Diluted Net Earnings Per Common Share	$0.20	$0.02	$0.22
The change in accounting principle had the following effects on our Consolidated Balance Sheets:
(In millions)

	As of December 31, 2005
	As	Effect of	As
	Reported	Change	Adjusted
Other assets	$73.7	$(22.2)	$51.5
Other noncurrent liabilities	$(102.5)	$(10.4)	$(112.9)
Accumulated other comprehensive income (loss)	$(11.3)	$33.5	$22.2
Accumulated earnings (deficit)	$4.6	$(66.1)	$(61.5)
Total stockholders’ equity	$349.4	$(32.6)	$316.8
     Had we not changed our method of recognizing gains and losses, we would have recorded additional pretax expense of $5.2 million ($4.4 million after tax, or $0.14 per diluted share) in the first quarter of 2006 related to the amortization of actuarial losses incurred in prior periods. This change in accounting principle does not affect our cash flow or the funding for our pension plans.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” There was no impact to our financial statements from the adoption of this Statement.

3. INVENTORIES
Inventories consisted of the following:

	March 31,	December 31,
(In millions)	2006	2005
Raw materials	$67.9	$61.5
Finished and semi-finished goods	96.6	92.2
Supplies	8.3	8.6

	$172.8	$162.3

4. RESTRUCTURING CHARGES
     During the first quarter of 2006, we announced a plan to reduce costs in our European fiber operations, which included reducing the number of positions and other changes. In conjunction with this plan, our Fibers and Recycled Products Group (“FRPG”) recorded a severance charge of $0.4 million in the first quarter of 2006. These costs are reflected in Operating income (loss) in our Condensed Consolidated Statements of Operations. Total costs, consisting primarily of severance of approximately $2.7 million, are expected to be incurred as a result of this plan.
     During the second quarter of 2005, we announced and implemented a strategic plan to reduce the stated annual polyester staple fiber capacity located at our Johnsonville, S.C. facility by approximately 80 million pounds. In conjunction with this plan, our FRPG recorded a total charge of $0.6 million. Severance costs represented $0.4 million and equipment that was permanently shut down represented $0.2 million of the charge. At the end of the second quarter 2005, $0.4 million was accrued and $0.3 million was paid before the end of 2005. The remaining balance of $0.1 million was paid out in the first quarter of 2006.
5. BORROWINGS
     On May 4, 2006, we amended the terms of our Revolving Credit Facility. The amendment increased the maximum amount that can be borrowed under the facility from $175 million to $225 million (which may be increased to $275 million at our discretion subject to obtaining commitments for any increase), reduces the credit spread, and extends the maturity of the facility to May 4, 2011, provided no other senior debt matures before that date. Other terms and conditions are generally more favorable than in our previous facility.
6. OTHER EXPENSE
     Other expense consisted of the following pretax amounts for the periods indicated:

	Three months ended
	March 31,
(in millions)	2006	2005
Hurricane Katrina costs	$5.7	$—
Anti-dumping costs	0.4	—
Legal Costs	—	1.8

	$6.1	$1.8

     On August 27, 2005, we shut down our Pearl River facility in Hancock County, Mississippi, in anticipation of hurricane Katrina. The damages caused by the hurricane extended the temporary shutdown of the entire facility. The facility re-started production in two phases. One production line, which has an annual capacity of 280 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, started at the end of November, 2005. As of March 31, 2006, we have incurred total costs attributable to hurricane Katrina of $29.7 million, which included the following:

Direct damage to plant site -	Costs incurred to repair and/or restore all machinery, equipment, foundations, and buildings to their normal operating condition.

Fixed costs –	Salaries, wages, property insurance, electricity, and waste water treatment costs incurred during the shutdown period.

Incremental freight costs –	Additional freight costs incurred above our normal freight expense, primarily due to the disruption in rail service.

Infrastructure support –	Costs to maintain an adequate living environment for both our employees and contract workers starting with the initial repair period and continuing in order to maintain proper staffing levels to operate the plant.

Inventory spoilage –	Costs representing the difference between the inventory cost at the time of the hurricane less the net realizable value of inventory that was damaged or spoiled as a result of the hurricane.

Rail car damage –	Costs of repairing all of our leased rail cars that were damaged during the hurricane.

Rail car leases –	Monthly lease cost related to the rail cars that were damaged and thus inoperable.
     Of the $29.7 million of total costs incurred through the end of the first quarter of 2006, $7.4 million was incurred in the third quarter of 2005, $16.6 million was incurred in the fourth quarter of 2005, and $5.7 million was incurred in the first quarter of 2006.
     We have insurance that covers substantially all of the costs described above as well as lost PET resin profits, based on the expected production of the facility, resulting from hurricane Katrina in excess of our $20 million deductible.

     In October 2000, the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are generally distributed in the fourth quarter to the injured companies who file claims to that effect. In the first quarter of 2006, we have incurred legal costs of $0.4 million associated with defending the continuation of these anti-dumping duties.
     Legal costs consisted of fees and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned) and related civil litigation. For additional information, see Part II. Other Information, Item 1. “Legal Proceedings.”
7. NET EARNINGS (LOSS) PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net earnings (loss) attributable to common stockholders per common share for the periods indicated:

	Three Months Ended
	March 31,
(In millions, except per share data)	2006	2005
Numerator:
Net earnings (loss)	$(16.0)	$11.6
Accretion	(3.4)	(4.0)

Basic net earnings (loss) attributable to common stockholders	(19.4)	7.6
Effect of dilutive securities:
Accretion	—	4.0

Diluted net earnings (loss) attributable to common stockholders	$(19.4)	$11.6

Denominator:
Basic weighted-average common shares	31.8	31.7
Effect of dilutive securities:
Employee stock options, warrants, and restricted stock	—	0.7
Preferred stock – if converted	—	21.4

Dilutive common shares, if converted	—	22.1

Diluted adjusted weighted-average shares	31.8	53.8

Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders	$(0.61)	$0.24

Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders	$(0.61)	$0.22

8. DEFINED BENEFIT PLANS
     During the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains or losses relating to our defined benefit plans. Actuarial gains and losses result from differences between the actual results and the assumptions used for the discount rate, return on assets, wage and inflation assumptions, changes in mortality tables and various other assumptions. Historically, we amortized these actuarial gains and losses for our domestic and Dutch plans using the corridor method as defined by SFAS No. 87, “Employers’ Accounting for Pensions.” For our Irish plans, we used a five-year straight-line method (subject to the minimum amortization provisions). We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. For additional information, see Note 2, “Accounting Changes.”
     The components of our net periodic pension cost are as follows for the periods indicated:

	Domestic Plans		Foreign Plans
	For the Quarter Ended		For the Quarter Ended
(In millions)	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Service cost	$0.2	$0.1	$1.1	$0.7
Interest cost	0.9	0.8	1.2	1.0
Expected return on assets	(0.8)	(0.9)	(1.3)	(1.3)
Curtailment gain	—	—	(0.1)	—

Total net periodic pension expense	$0.3	$0.0	$0.9	$0.4

Employer contributions
     Contributions to our defined benefit plans in 2006 are expected to be $5.4 million, which is $0.7 million lower than our 2005 contributions. We expect to contribute $2.6 million to our domestic defined benefit plans and $2.8 million to our foreign plans during 2006. As of March 31, 2006, $0.4 million has been contributed to our domestic plans and $0.5 million has been contributed to our foreign plans. Our contributions to, and future funding of, our pension plans are not affected by our recent change in accounting principle (See Note 2).
9. COMMITMENTS AND CONTINGENCIES
     We have commitments and contingent liabilities, including legal proceedings, environmental liabilities, and various operating lease commitments.
     Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between approximately $4.0 million and $13.6 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $6.6 million at March 31, 2006 and December 31, 2005, which are reflected as other noncurrent liabilities in our Condensed Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6.0 million to $16.5 million. These non-capital and capital expenditures are expected to be incurred over the next 15 to 30 years.
     The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on our consolidated financial results in a future reporting period. However, we believe the ultimate outcome will not have a significant effect on our consolidated results of operations, financial position, or liquidity.
     The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Three Months ended
	March 31,
(In millions)	2006	2005
Balance at beginning of period	$6.6	$7.0
Changes in remediation costs	0.1	—
Expenditures	(0.1)	(0.2)

Balance at end of period	$6.6	$6.8

     There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.
     We have entered into multiple raw material purchase agreements in the ordinary course of business, which may require a notice period for cancellation and may contain early cancellation penalties.
     Indirect purchasers of polyester staple fiber products have filed 40 purported class action lawsuits claiming violations of state antitrust or unfair competition laws and certain state consumer protection acts against us and certain other persons in various state courts by alleging that the defendants engaged in a conspiracy to fix prices of polyester staple fiber. These indirect purchaser cases are pending in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. The plaintiffs seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief and certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. On March 20, 2006, Wellman and certain other parties entered into an agreement to settle all the indirect purchaser actions brought against the Company, except for the indirect purchaser actions pending in California. This settlement agreement remains subject to final approval. Wellman vehemently denies that we or our employees engaged in price fixing or customer allocation and we intend to vigorously defend against the remaining civil claims unless we can settle them in a cost effective manner.
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
          Accumulated other comprehensive income (loss) is comprised of foreign currency translation and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with our investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive income (loss) was $(13.4) million and $5.8 million for the three months ended March 31, 2006 and 2005, respectively.
11. SEGMENT INFORMATION
          Our operations are classified into two reportable operating segments: the Packaging Products Group (PPG) and the Fibers and Recycled Products Group (FRPG).
          The PPG manufactures and markets:
•	PermaClear® and PermaClear HP® solid-stated and amorphous PET resin from chemical-based raw materials for use in the manufacturing of plastic soft drink bottles and other food and beverage packaging and

•	EcoClear® PET resin, utilizing recycled PET materials to meet customers’ recycled content PET resin requirements.

The FRPG manufactures:

•	Fortrel® chemical-based polyester staple fiber for use in apparel, non-woven, home furnishing, and industrial products,

•	recycled-based polyester and nylon staple fiber for use in home furnishing, non-woven and industrial products, and

•	Wellamid Ecolon® and Wellamid® recycled-based nylon and polyester engineering resin, primarily for use in the injection molding industry.
     Generally, the Company evaluates segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization. Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data. The accounting policies for determining segment profit (loss) are the same as those described in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

	Packaging	Fibers and
	Products	Recycled Products
(In millions)	Group	Group	Total
Three months ended March 31, 2006
Revenues	$194.6	$148.1	$342.7
Segment profit (loss)	(5.3)	(0.3)	(5.6)
Assets	737.9	306.7	1,044.6
Three months ended March 31, 2005
Revenues	$228.8	$157.5	$386.3
Segment profit (loss)	24.7	3.5	28.2
Assets	778.9	313.4	1,092.3
     Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended
	March 31,
(In millions)	2006	2005
Segment Profit (Loss)
Total for reportable segments	$(5.6)	$28.2
Restructuring charges	(0.4)	—
Provision for uncollectible accounts	(0.1)	—
Other expense	(6.1)	(1.8)
Interest expense, net	(12.6)	(10.4)

Earnings (loss) before income taxes (benefit)	$(24.8)	$16.0

Assets
Total for reportable segments	$1,044.6	$1,092.3
Corporate assets (1)	76.5	51.2

	$1,121.1	$1,143.5

(1)	Corporate assets include cash, certain prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are principally engaged in the manufacturing and marketing of high-quality PermaClear® brand PET (polyethylene terephthalate) packaging resin, Fortrel® brand polyester staple fiber and Wellamid Ecolon® engineering resin. We believe we are the world’s largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. As of March 31, 2006, we had annual operating capacity to manufacture approximately 1.5 billion pounds of PET resin and 0.8 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe.
     Our operations are classified into two reportable operating segments: the Packaging Products Group (or PPG) and the Fibers and Recycled Products Group (or FRPG). Our PermaClear® PET resin is produced by the PPG from purified terephtalic acid (PTA) and monoethylene glycol (MEG). This resin is primarily used in the manufacture of plastic soft drink bottles and other food and beverage packaging. The FRPG produces Fortrel® polyester staple fiber and other polyester and nylon staple fiber that are primarily used in apparel, non-woven, home furnishing and industrial products. These fibers are produced from PTA and MEG and recycled raw materials. In addition, the FRPG produces Wellamid Ecolon® nylon engineering resin that is primarily used in the automotive industry.
     North American and global PET resin demand continues to grow, driven by new product applications for PET, conversions from other packaging materials to PET, and overall growth in beverage and food consumption. Demand for polyester staple fiber is subject to changes in consumer preferences and spending, retail sales patterns, and fiber and textile product imports. Imports of products throughout the textile chain continue to negatively impact the United States and European fiber markets, adversely affecting our operating results.
     Our financial results are primarily determined by our sales volume and raw material margins, which is the difference between net selling price and raw material cost. Both PET resin and polyester staple fiber volume and raw material margins increase or decrease as a result of supply and demand factors, competitive conditions, global economic and market conditions, export and import activity, and the prices of competing materials. Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A one-cent per pound change in raw material margin on approximately 2.3 billion pounds of resin and fiber sales volumes results in an annual change of approximately $23.0 million in pre-tax earnings.
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement applies to all voluntary changes in accounting principles and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.
     During the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains and losses relating to our defined benefit plans. Historically, we amortized these actuarial gains and losses for our domestic and Dutch plans using the corridor method as defined by SFAS No. 87, “Employers’ Accounting for Pensions.” For our Irish plans, we used a five-year straight-line method (subject to the minimum amortization provisions). We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. We believe this method is preferable for the following reasons: 1) the new method eliminates deferrals related to actuarial gains and losses from prior periods and recognizes actual performance in the year incurred; 2) the new method creates consistency among our plans, which will now use the same basis of accounting; and 3) the new accounting method is closer to fair value accounting. For additional information, including the effect of the accounting change, see Note 2 to the Condensed Consolidated Financial Statements.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” There was no impact to our financial statements from the adoption of this Statement.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
     The following table summarizes reasons for the changes in first quarter 2006 from first quarter 2005 for net sales, cost of sales, and gross profit.

(In millions)	PPG	FRPG	TOTAL
Net Sales
Sales volumes	$(17.1)	$(16.0)	$(33.1)
Net selling prices	(15.4)	9.7	(5.7)
Foreign currency translation	(1.7)	(3.1)	(4.8)

Decrease in net sales	(34.2)	(9.4)	(43.6)

Cost of Sales
Volume effect	(12.4)	(14.3)	(26.7)
Raw material unit costs	2.4	7.7	10.1
Plant added unit costs	9.2	5.1	14.3
Foreign currency translation	(1.7)	(2.8)	(4.5)

Decrease in cost of sales	(2.5)	(4.3)	(6.8)

Decrease in gross profit	$(31.7)	$(5.1)	$(36.8)

     The decrease in sales volumes in both the PPG and the FRPG occurred as a result of the surge in PET resin and polyester staple fiber imports. The increase in imports was caused by the increased raw material advantage Asian polyester producers enjoyed compared to the domestic producers during the latter part of 2005, primarily as a result of the Gulf Coast hurricanes, that continued into the first quarter of 2006 due to advance purchases which reduced the demand for domestically produced polyester products.
     These increased levels of imports made it virtually impossible to implement announced selling price increases, especially in our PPG, which led to selling prices that were lower than we experienced in the first quarter of 2005. The FRPG had similar import pressures, but we were able to maintain raw material margins in the first quarter of 2006 consistent with those achieved in the first quarter of 2005.
     Plant added unit costs were higher overall compared to the same period last year due to higher energy and freight costs as a result of the significant increase in oil and gas prices.
     As a result of the foregoing, gross profit decreased by $36.8 million to $9.4 million in the 2006 period from $46.2 million in the 2005 period.
     Selling, general and administrative expenses were $15.0 million, or 4.4% of net sales, in the 2006 period compared to $18.0 million, or 4.7% of net sales, in the 2005 period primarily due to lower compensation expense at the senior management level.
     We incurred restructuring charges of $0.4 million for the three months ended March 31, 2006. For additional information, see Note 4 to the Condensed Consolidated Financial Statements.
     Other expense totaled $6.1 million and $1.8 million for the three months ended March 31, 2006 and March 31, 2005, respectively. This increase is primarily due to hurricane Katrina costs, which consisted of direct expenses related to hurricane Katrina. For additional information on the effects of hurricane Katrina on our operations, see Note 6 to the Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported an operating loss of $12.2 million in the 2006 period compared to operating income of $26.4 million in the 2005 period.

     Interest expense, net was $12.6 million in the 2006 period compared to $10.4 million in the 2005 period. This increase was primarily due to higher interest rates and higher debt balances.
     Our effective tax rate for the three months ending March 31, 2006 on a net loss was 35.5% compared to 27.5% on net earnings for the three months ended March 31, 2005. Our tax rate changed due to the relative proportion of U.S. to foreign earnings and our overall earnings level. Foreign earnings are taxed at rates lower than U.S. rates.
     As a result of the foregoing, we reported a net loss of $16.0 million for the three months ended March 31, 2006, compared to net earnings of $11.6 million for the three months ended March 31, 2005.
     We recorded accretion based on the fair market value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. This amount was $3.4 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively. The 2005 amount included $0.8 million that represented the amount that the fair market value of the accretion exceeded the book value of the accretion.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $19.4 million, or $0.61 per diluted share, for the 2006 period, compared to net earnings attributable to common stockholders of $11.6 million, or $0.22 per diluted share, for the 2005 period.
OUTLOOK
     The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements; Risks and Uncertainties” below.
     Our financial results are primarily determined by our sales volumes and raw material margins, which are impacted by industry capacity utilization and the differential in raw material costs between the U.S. and Asia. If Asian raw material costs remain significantly less expensive than U.S. raw material costs, we expect imports of PET resin and polyester staple fiber will continue to affect our sales volume and margins. We have announced selling price increases in our U.S. PET resin business of $0.04 and $0.05 per pound effective May 1, and June 1, 2006, respectively. In addition, we have announced a $0.03 per pound selling price increase in our domestic fiber business effective June 4, 2006. Given the competitive nature of our businesses and other market influences, there can be no assurance that these price increases will be fully realized.
     In the last three quarters of 2006, we expect to benefit from higher PET resin volumes as we recover our lost sales caused by the Gulf Coast hurricanes, and from additional sales from our PET resin expansion of approximately 300 million pounds at our Pearl River, Mississippi facility that is expected to start in the middle of the second quarter 2006.
     If the differences in raw material costs between the U.S. and Asia are reduced and the aforementioned price increases are realized, our operating results for the last three quarters of 2006 should improve significantly over the first quarter of 2006. However, if the PET resin expansions announced for late 2006 and early 2007 occur as expected and raw material cost differences between the U.S. and Asia do not return to historical levels, our raw material margins could be adversely affected during these periods.
     We expect to be reimbursed by insurance in the fourth quarter of 2006 for costs and lost PET resin profits resulting from hurricane Katrina, less our $20 million deductible.

     In the fourth quarter of 2006, we expect to receive a payment, which we expect to be approximately equal to the amount received in 2005, under the CDO. The CDO was repealed in February 2006, but U.S. Customs will continue to distribute anti-dumping duties collected through September 30, 2007 to injured companies.
CAPITAL RESOURCES AND LIQUIDITY
     Net cash used in operations was $53.6 million for the three months ended March 31, 2006, compared to $5.7 million for the three months ended March 31, 2005. This increase was due primarily to the net loss in the 2006 period and higher accounts receivable in 2006 as sales increased following the effects of the Gulf Coast hurricanes.
     Net cash used in investing activities amounted to $9.3 million in the 2006 period compared to $6.5 million in the 2005 period. Investing activities were comprised of capital expenditures, consisting primarily of our expansion of PET resin capacity at our Pearl River facility.
     Net cash provided by financing activities amounted to $63.0 million in the 2006 period compared to $14.4 million in the 2005 period.
     We believe the financial resources available to us, which include our amended Revolving Credit Facility (See Note 5 to the Condensed Consolidated Financial Statements), our Irish Credit Facility, and internally generated funds, will provide us with sufficient liquidity to meet our foreseeable needs for working capital, capital expenditures and dividends. In addition, we have filed a universal shelf registration statement covering the issuance of up to $400.0 million of debt and/or equity securities. We have not sold any securities under this shelf registration. We are in compliance with all debt covenants.
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
     For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
     For information about our derivative financial instruments, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of our Form 10-K for the year ended December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a—14(c) and 15d—14(c) promulgated under the Securities Exchange Act of 1934, were effective on that date.

(b)	Based on an evaluation of whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is reasonably likely to materially affect, such internal control occurred during the period covered by this Report, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that no such change occurred.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Indirect purchasers of polyester staple fiber products have filed 40 purported class action lawsuits claiming violations of state antitrust or unfair competition laws and certain state consumer protection acts against us and certain other persons in various state courts by alleging that the defendants engaged in a conspiracy to fix prices of polyester staple fiber. These indirect purchaser cases are pending in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina, South Dakota, Tennessee, West Virginia and Wisconsin. The plaintiffs seek damages of unspecified amounts, attorney’s fees and costs and unspecified relief and certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief.
     On March 20, 2006, Wellman and certain other parties entered into an agreement to settle all the indirect purchaser actions brought against the Company, except for the indirect purchaser actions pending in California. This settlement agreement remains subject to final approval by the Tennessee courts because it was signed by a class representative that purports to be an indirect purchaser in that state.
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

4.1	Amended and Restated Credit Agreement dated as of May 4, 2006, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent; Deutsche Bank Securities, Inc. as lead arranger and bookrunner; JP Morgan Chase Bank, N.A. as Syndication Agent; and General Electric Capital Corporation, LaSalle Business Credit, LLC, and Wachovia Capital Finance as Co-Documentation Agents.

18	Preferability Letter from Ernst & Young LLP regarding change in accounting principle

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K.
(1)	The Company filed a Form 8-K on February 15, 2006 to announce its fourth quarter and full year 2005 results and Historical Adjusted EBITDA.

(2)	The Company filed a Form 8-K on January 4, 2006 pursuant to Item 1.01 whereby its Board of Directors voted on December 30, 2005, to vest all remaining unvested stock options awarded to employees in August 2003.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.

Dated May 9, 2006	By /s/ Keith R. Phillips

Chief Financial Officer and Vice President (Principal Financial Officer)

Dated May 9, 2006	By /s/ Mark J. Ruday

Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)