Form 10-Q
period 2006-06-30
WELLMAN INC
filed 2006-08-07
CIK 812708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to___
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2006, there were 32,706,944 shares of the registrant’s Class A common stock, $0.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net sales	$362.6	$345.0	$705.3	$731.3
Cost of sales	349.2	325.7	682.5	665.8

Gross profit	13.4	19.3	22.8	65.5
Selling, general and administrative expenses	14.0	13.6	29.0	31.6
Restructuring charges	1.1	0.6	1.5	0.6
Provision for uncollectible accounts	—	—	0.1	—
Other expense, net	1.1	26.0	7.2	27.8

Operating income (loss)	(2.8)	(20.9)	(15.0)	5.5
Interest expense, net	14.0	11.2	26.6	21.6

Loss before income tax benefit	(16.8)	(32.1)	(41.6)	(16.1)
Income tax benefit	(5.1)	(10.1)	(13.9)	(5.7)

Net loss	$(11.7)	$(22.0)	$(27.7)	$(10.4)

Net loss attributable to common stockholders:
Net loss	$(11.7)	$(22.0)	$(27.7)	$(10.4)
Accretion	(3.6)	(3.4)	(7.0)	(7.4)

Net loss attributable to common stockholders	$(15.3)	$(25.4)	$(34.7)	$(17.8)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(0.48)	$(0.80)	$(1.09)	$(0.56)

Dividends per common share	$0.05	$0.05	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowance of $2.1 in 2006 and 2005	214.5	160.3
Inventories	175.6	162.3
Prepaid expenses and other current assets	22.1	21.7

Total current assets	412.2	344.3
Property, plant and equipment, at cost:
Land, buildings and improvements	139.7	138.0
Machinery and equipment	1,152.3	1,085.5
Construction in progress	7.5	45.8

	1,299.5	1,269.3
Less accumulated depreciation	653.8	622.0

Property, plant and equipment, net	645.7	647.3
Goodwill, net	33.4	33.4
Other assets, net	44.6	51.5

	$1,135.9	$1,076.5

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$118.6	$102.4
Accrued liabilities	39.5	45.8
Current portion of long-term debt	0.2	0.2

Total current liabilities	158.3	148.4
Long-term debt	588.7	498.4
Deferred income taxes and other liabilities	97.6	112.9

Total liabilities	844.6	759.7
Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	64.5	61.7
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	96.0	91.8
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 35,206,944 shares issued in 2006 and 34,946,722 in 2005	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized, no shares issued	—	—
Paid-in capital	247.9	247.2
Common stock warrants	4.9	4.9
Accumulated other comprehensive income	27.0	22.2
Accumulated deficit	(99.5)	(61.5)
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	291.3	316.8

	$1,135.9	$1,076.5

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Series A		Series B		Class A			Common	Other	Accumulated
	Preferred		Preferred		Common		Paid-In	Stock	Comprehensive	Earnings/	Treasury
	Stock Issued		Stock Issued		Stock Issued		Capital	Warrants	Income	(Deficit)	Stock	Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	4.5	$56.0	6.7	$83.3	34.5	$—	$245.5	$4.9	$37.0	$19.1	$(49.5)	$396.3
Net loss										(59.9)		(59.9)
Currency translation adjustments									(15.7)			(15.7)
Fair value of derivatives									0.9			0.9

Total comprehensive loss												(74.7)
Cash dividends ($0.20 per share)										(6.5)		(6.5)
Accretion		5.7		8.5						(14.2)		—
Issuance of restricted stock, net					0.4	—	1.7					1.7

Balance at December 31, 2005	4.5	61.7	6.7	91.8	34.9	—	247.2	4.9	22.2	(61.5)	(49.5)	316.8
Net loss										(27.7)		(27.7)
Currency translation adjustments									4.8			4.8

Total comprehensive loss												(22.9)
Cash dividends ($0.10 per share)										(3.3)		(3.3)
Accretion		2.8		4.2						(7.0)		—
Issuance of restricted stock, net					0.3		0.7					0.7

Balance at June 30, 2006	4.5	$64.5	6.7	$96.0	35.2	$—	$247.9	$4.9	$27.0	$(99.5)	$(49.5)	$291.3
(unaudited)

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
(In millions)

	2006	2005
Cash flows from operating activities:
Net loss	$(27.7)	$(10.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	27.3	27.2
Amortization	8.9	8.7
Amortization in interest expense, net	2.1	2.1
Deferred income taxes and other	(14.6)	(6.9)
Changes in operating assets and liabilities	(58.2)	(15.4)

Net cash provided by (used in) operating activities	(62.2)	5.3

Cash flows from investing activities:
Additions to property, plant and equipment	(22.0)	(24.5)

Net cash used in investing activities	(22.0)	(24.5)

Cash flows from financing activities:
Borrowings under long-term debt, net	89.8	20.9
Dividends paid on common stock	(3.3)	(3.2)
Debt issuance and financing costs	(2.3)	—

Net cash provided by financing activities	84.2	17.7

Effect of exchange rate changes on cash and cash equivalents	—	0.2

Decrease in cash and cash equivalents	—	(1.3)
Cash and cash equivalents at beginning of period	—	5.6

Cash and cash equivalents at end of period	$—	$4.3

Supplemental cash flow data:
Cash paid during the period for:
Interest, net	$24.6	$19.7
Income taxes	$0.4	$0.8
See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
2. ACCOUNTING CHANGES
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Statement is an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109 and is effective for years beginning after December 15, 2006. In accordance with this interpretation, we will be required to review all of our tax positions accounted for in accordance with SFAS No. 109 for recognition, derecognition, and measurement using consistent criteria. We are currently evaluating the effect this Interpretation will have on our consolidated financial position and results of operations. Based on our current understanding of the Interpretation, we do not expect the impact to be material.
     Effective January 1, 2006, we adopted SFAS No. 154, “Accounting Changes and Error Corrections,” which supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement applies to all voluntary changes in accounting principles and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.
     During the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains or losses relating to our defined benefit plans. Actuarial gains and losses result from differences in the actual results and the assumptions used for the discount rate, return on assets, wage and inflation assumptions, changes in mortality tables and various other assumptions. Historically, we amortized these actuarial gains and losses for our domestic and Dutch plans using the corridor method as defined by SFAS No. 87, “Employers’ Accounting for Pensions.” For our Irish plans, we used a five-year straight-line method (subject to the minimum amortization provisions). We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. We believe this method is preferable for the following reasons: 1) the new method eliminates deferrals related to actuarial gains and losses from prior periods and recognizes actual performance in the year incurred; 2) the new method creates consistency among our plans, which will now use the same basis of accounting; and 3) the new accounting method is closer to fair value accounting.
     As a result of this change in accounting principle, we adjusted all prior periods. The effects of the change on our Consolidated Statements of Operations were as follows:

	Three Months Ended			Six Months Ended
(In millions, except per share data)	June 30, 2005			June 30, 2005
	As	Effect of	As	As	Effect of	As
	Reported	Change	Adjusted	Reported	Change	Adjusted
Operating Income (Loss)	$(21.7)	$0.8	$(20.9)	$3.9	$1.6	$5.5
Income Tax Benefit	$(10.2)	$0.1	$(10.1)	$(6.0)	$0.3	$(5.7)
Net Loss Attributable to Common Stockholders	$(26.1)	$0.7	$(25.4)	$(19.1)	$1.3	$(17.8)
Basic and Diluted Net Loss Per Common Share	$(0.82)	$0.02	$(0.80)	$(0.60)	$0.04	$(0.56)

	Three Months Ended			Three Months Ended
(In millions, except per share data)	September 30, 2005			December 31, 2005
	As	Effect of	As	As	Effect of	As
	Reported	Change	Adjusted	Reported	Change	Adjusted
Operating Income (Loss)	$1.3	$0.9	$2.2	$(7.8)	$(40.3)	$(48.1)
Income Tax Benefit	$(4.1)	$0.2	$(3.9)	$(7.9)	$(8.4)	$(16.3)
Net Loss Attributable to Common Stockholders	$(9.6)	$0.7	$(8.9)	$(15.5)	$(31.9)	$(47.4)
Basic and Diluted Net Loss Per Common Share	$(0.30)	$0.02	$(0.28)	$(0.49)	$(1.01)	$(1.50)
The change in accounting principle had the following effects on our Consolidated Balance Sheets:
(In millions)

	As	Effect of	As
As of December 31, 2005	Reported	Change	Adjusted
Other assets, net	$73.7	$(22.2)	$51.5
Deferred income taxes and other liabilities	(102.5)	(10.4)	(112.9)
Accumulated other comprehensive income (loss)	(11.3)	33.5	22.2
Accumulated earnings (deficit)	4.6	(66.1)	(61.5)
Total stockholders’ equity	349.4	(32.6)	316.8
     Had we not changed our method of recognizing gains and losses, we would have recorded additional pretax expense of $5.4 million ($4.6 million after tax, or $0.15 per diluted share) and $10.7 million ($9.1 million after tax, or $0.29 per diluted share) for the three and six month periods ended June 30, 2006, respectively, related to the amortization of actuarial losses incurred in prior periods. This change in accounting principle does not affect our cash flow or the funding for our pension plans.
     Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting

Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” There was no impact to our financial statements from the adoption of this Statement.
3. INVENTORIES
     Inventories consisted of the following:

	June 30,	December 31,
(In millions)	2006	2005
Raw materials	$74.0	$61.5
Finished and semi-finished goods	93.2	92.2
Supplies	8.4	8.6

	$175.6	$162.3

4. RESTRUCTURING CHARGES
     During the first quarter of 2006, we announced a plan to reduce costs in our European fiber operations, which included reducing the number of positions and other changes. In conjunction with this plan, our Fibers and Recycled Products Group (“FRPG”) recorded a severance charge of $1.5 million in the first half of 2006. These costs are reflected in Operating income (loss) in our Condensed Consolidated Statements of Operations. The following represents changes in the accruals:

Severance
(in millions)	Costs
Accruals recorded in first quarter 2006	$0.4

Accrual balance at March 31, 2006	0.4
Accruals recorded in second quarter 2006	1.1
Cash payments	(0.4)

Accrual balances at June 30, 2006	$1.1

     We continue to review our European fiber operations in order to improve our financial results, but no future actions have been approved at this time. If further actions are approved, additional restructuring charges may be incurred.
     During the second quarter of 2005, we announced and implemented a strategic plan to reduce the stated annual polyester staple fiber capacity located at our Johnsonville, S.C. facility by approximately 80 million pounds. In conjunction with this plan, our FRPG recorded a total charge of $0.6 million. Severance costs represented $0.4 million and equipment that was permanently shut down represented $0.2 million of the charge. At the end of the second quarter of 2005, $0.4 million of severance was accrued and $0.3 million was paid by the end of 2005. The remaining balance of $0.1 million was paid out in the first quarter of 2006.
5. BORROWINGS
     On May 4, 2006, we amended the terms of our Revolving Credit Facility. The amendment increased the maximum amount that could be borrowed under the facility from $175 million to $225 million, reduced the credit spread, and extended the maturity of the facility to May 4, 2011, assuming our First and Second Lien Term Loans, which currently mature in February 2009 and 2010, respectively, are either refinanced or extended with maturities after August 3, 2011. Other terms and conditions are generally more favorable than our previous facility.
     Our current financing agreements limit our common stock dividend to no more than $0.09 per share in each quarter and we can not make more than $15.0 million in Restricted Payments (as defined in the First and Second Lien Term Loans) over the life of the financings. Restricted Payments include stock redemption payments, principal payments of subordinated debt prior to its maturity, certain investments, and dividend payments when the Fixed Charge Coverage Ratio, as defined in the First and Second Lien Term Loans, is below 3 to 1. The Fixed Charge Coverage Ratio is the sum of the prior four quarters’ EBITDA (which is Net Income (which excludes non-recurring and non-operational charges) plus Income Taxes and Interest Expense and Non-cash Charges (including depreciation and amortization)) divided by the prior four quarters Interest Expense exclusive of any amortization or discounts related to the Transaction. All capitalized terms are defined in the First and Second Lien Term Loans. As of June 30, 2006, our Fixed Charge Coverage Ratio was 2.0 to 1.0, and we have used $9.6 million of the $15.0 million limitation.
6. OTHER EXPENSE, NET
     Other expense, net consisted of the following pretax amounts for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005
Hurricane Katrina Costs	$1.4	$—	$7.1	$—
Costs (Proceeds) relating to anti-dumping activities, net	(0.3)	(0.1)	0.1	(0.1)
Legal Costs	—	26.1	—	27.9

	$1.1	$26.0	$7.2	$27.8

     On August 27, 2005, we shut down our Pearl River facility in Hancock County, Mississippi, in anticipation of hurricane Katrina. The damages caused by the hurricane extended the temporary shutdown of the entire facility. The facility re-started production in two phases. One production line, which has an annual capacity of 280 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, started at the end of November, 2005. As of June 30, 2006, we have incurred total costs attributable to hurricane Katrina of $31.1 million, which included the following:

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
     Of the $31.1 million of total costs incurred through the end of the second quarter of 2006, $7.4 million was incurred in the third quarter of 2005, $16.6 million was incurred in the fourth quarter of 2005, $5.7 million was incurred in the first quarter of 2006, and $1.4 million was incurred in the second quarter of 2006.
     We have insurance that covers substantially all of the costs described above as well as lost PET resin profits, based on the expected production of the facility, resulting from hurricane Katrina in excess of our $20 million deductible.
     In October 2000, the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are generally distributed in the fourth quarter to the injured companies who file claims to that effect. Costs (proceeds) relating to anti-dumping activities totaled $(0.3) million and $0.1 million for the three and six months ended June 30, 2006, respectively.
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
7. NET LOSS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Numerator for basic and diluted net loss attributable to common stockholders per common share:
Net loss attributable to common stockholders	$(15.3)	$(25.4)	$(34.7)	$(17.8)

Denominator:
Denominator for basic and diluted net loss attributable to common stockholders per common share — weighted-average shares	31.9	31.7	31.9	31.7

8. DEFINED BENEFIT PLANS
          During the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains or losses relating to our defined benefit plans. Actuarial gains and losses result from differences in the actual results and the assumptions used for the discount rate, return on assets, wage and inflation assumptions, changes in mortality tables and various other assumptions. Historically, we amortized these actuarial gains and losses for our domestic and Dutch plans using the corridor method as defined by SFAS No. 87, “Employers’ Accounting for Pensions.” For our Irish plans, we used a five-year straight-line method (subject to the minimum amortization provisions). We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. For additional information, see Note 2, “Accounting Changes.”
          The components of our net periodic pension cost are as follows for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2006		2005		2006		2005
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$0.2	$1.1	$0.2	$0.7	$0.4	$2.2	$0.3	$1.4
Interest cost	0.9	1.2	0.8	1.0	1.7	2.4	1.6	2.0
Expected return on assets	(0.8)	(1.3)	(0.9)	(1.3)	(1.6)	(2.6)	(1.8)	(2.6)
Curtailment gain	—	—	—	—	—	(0.1)	—	—

Total net periodic pension expense	$0.3	$1.0	$0.1	$0.4	$0.5	$1.9	$0.1	$0.8

Employer contributions
          Contributions to our defined benefit plans in 2006 are expected to be $4.5 million, which is $1.6 million lower than our 2005 contributions. We expect to contribute $2.6 million to our domestic defined benefit plans and $1.9 million to our foreign plans during 2006. As of June 30, 2006, $1.1 million has been contributed to our domestic plans and $0.6 million has been contributed to our foreign plans. Our contributions to, and future funding of, our pension plans are not affected by our recent change in accounting principle (See Note 2).
9. STOCK OPTIONS
          Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” There was no impact to our financial statements from the adoption of this Statement, since all outstanding stock options were fully vested at December 31, 2005. Prior to the adoption of SFAS No. 123 (Revised), we accounted for our share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. Under APB 25, any difference between the exercise price of our employee stock options and the market price of the underlying stock on the date of grant was recognized as compensation expense over the vesting period of the options. The alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models for determining compensation expense. The following table illustrates the effect on the net loss attributable to common stockholders and the net loss attributable to common stockholders per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in prior periods.

	Three Months	Six Months Ended
	Ended June 30,	June 30,
(In millions, except per share data)	2005	2005
Net loss attributable to common stockholders, as reported	$(25.4)	$(17.8)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(0.1)

Pro forma net loss attributable to common stockholders	$(25.4)	$(17.9)

Net loss attributable to common stockholders per basic and diluted share:
As reported	$(0.80)	$(0.56)
Pro forma	$(0.80)	$(0.56)
10. COMMITMENTS AND CONTINGENCIES
          We have commitments and contingent liabilities, including legal proceedings, environmental liabilities, and various operating lease commitments.
          Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between approximately $3.8 million and $13.2 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $6.3 million at June 30, 2006 and $6.6 million at December 31, 2005, which are reflected as other noncurrent liabilities in our Condensed Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $6.1 million to $16.7 million. These non-capital and capital expenditures are expected to be incurred over the next 15 to 30 years.
          The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on our consolidated financial results in a future reporting period. However, we believe the ultimate outcome will not have a significant effect on our consolidated results of operations, financial position, or liquidity.
          The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Six Months Ended
	June 30,
(In millions)	2006	2005
Balance at beginning of period	$6.6	$7.0
Changes in remediation costs	(0.2)	—
Expenditures	(0.1)	(0.3)

Balance at end of period	$6.3	$6.7

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
          Accumulated other comprehensive income is comprised of foreign currency translation and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company’s investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive loss was $(9.5) million and $(32.5) million for the three months ended June 30, 2006 and 2005, respectively, and $(22.9) million and $(26.6) million for the six months ended June 30, 2006 and 2005, respectively.
12. SEGMENT INFORMATION
          Our operations are classified into two reportable operating segments: the Packaging Products Group (PPG) and the Fibers and Recycled Products Group (FRPG).
     The PPG manufactures and markets:
•	PermaClear® and PermaClear HP® solid-stated and amorphous PET resin from chemical-based raw materials for use in the manufacturing of plastic soft drink bottles and other food and beverage packaging and

•	EcoClear® PET resin, utilizing recycled PET materials to meet customers’ recycled content PET resin requirements.
     The FRPG manufactures and markets:
•	Fortrel® chemical-based polyester staple fiber for use in apparel, non-woven, home furnishing, and industrial products,

•	recycled-based polyester staple fiber for use in home furnishing, non-woven and industrial products, and

•	Wellamid Ecolon® and Wellamid® recycled-based nylon and polyester engineering resin, primarily for use in the injection molding industry.
          Generally, we evaluate segment profit (loss) on the basis of operating profit (loss) less certain charges for research and development costs, administrative costs, and amortization. Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data. The accounting policies for determining segment profit (loss) are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2005.

	Packaging	Fibers and
	Products	Recycled Products
(In millions)	Group	Group	Total
Three months ended June 30, 2006
Revenues	$220.6	$142.0	$362.6
Segment profit (loss)	$(1.1)	$0.5	$(0.6)
Assets	$792.5	$308.4	$1,100.9
Three months ended June 30, 2005
Revenues	$195.2	$149.8	$345.0
Segment profit	$3.8	$1.9	$5.7
Assets	$734.2	$297.6	$1,031.8
Six months ended June 30, 2006
Revenues	$415.2	$290.1	$705.3
Segment profit (loss)	$(6.4)	$0.2	$(6.2)
Six months ended June 30, 2005
Revenues	$424.0	$307.3	$731.3
Segment profit	$28.5	$5.4	$33.9
     Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Segment Profit (Loss)
Total for reportable segments	$(0.6)	$5.7	$(6.2)	$33.9
Restructuring charges	(1.1)	(0.6)	(1.5)	(0.6)
Provision for uncollectible accounts	—	—	(0.1)	—
Other expense, net	(1.1)	(26.0)	(7.2)	(27.8)
Interest expense, net	(14.0)	(11.2)	(26.6)	(21.6)

Loss before income tax benefit	$(16.8)	$(32.1)	$(41.6)	$(16.1)

Assets
Total for reportable segments	$1,100.9	$1,031.8
Corporate assets(1)	35.0	61.3

	$1,135.9	$1,093.1

(1)	Corporate assets include cash, certain prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

ITEM 2. MANAGEMENT ‘S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
          We are principally engaged in the manufacturing and marketing of high-quality PermaClear® PET (polyethylene terephthalate) packaging resin, Fortrel® polyester staple fiber and Wellamid Ecolon® engineering resin. We believe we are the world’s largest PET plastics recycler, utilizing a significant amount of recycled raw materials in our manufacturing operations. As of June 30, 2006, we had annual operating capacity to manufacture approximately 1.8 billion pounds of PET resins and 0.8 billion pounds of polyester staple fiber at five major production facilities in the United States and Europe.
          Our operations are classified into two reportable operating segments: the Packaging Products Group (or PPG) and the Fibers and Recycled Products Group (or FRPG). Our PermaClear® PET resin is produced by the PPG from purified terephtalic acid (PTA) and monoethylene glycol (MEG). This resin is primarily used in the manufacture of plastic soft drink bottles and other food and beverage packaging. The FRPG produces Fortrel® polyester staple fiber and other polyester staple fiber that are primarily used in apparel, non-woven, home furnishing and industrial products. These fibers are produced from PTA and MEG and recycled raw materials. In addition, the FRPG produces Wellamid Ecolon® nylon engineering resin that is primarily used in the automotive industry.
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
          Our financial results are primarily determined by our sales volume and raw material margins, which is the difference between net selling price and raw material cost. Both PET resin and polyester staple fiber volume and raw material margins increase or decrease as a result of supply and demand factors, competitive conditions, global economic and market conditions, export and import activity, and the prices of competing materials. Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A one-cent per pound change in raw material margin on approximately 2.6 billion pounds of resin and fiber capacity results in an annual change of approximately $26.0 million in pre-tax earnings.
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Statement is an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109 and is effective for years beginning after December 15, 2006. In accordance with this interpretation, we will be required to review all of our tax positions accounted for in accordance with SFAS No. 109 for recognition, derecognition, and measurement using consistent criteria. We are currently evaluating the effect this Interpretation will have on our consolidated financial position and results of operations. Based on our current understanding of the Interpretation, we do not expect the impact to be material.

          Effective January 1, 2006, we adopted SFAS No. 154, “Accounting Changes and Error Corrections,” which supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement applies to all voluntary changes in accounting principles and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.
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
          Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” There was no impact to our financial statements from the adoption of this Statement.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2005
          The following table summarizes reasons for the changes in second quarter 2006 from second quarter 2005 for net sales, cost of sales, and gross profit.

(In millions)	PPG	FRPG	TOTAL
Net Sales
Sales volumes	$27.1	$(13.8)	$13.3
Net selling prices	(2.0)	5.6	3.6
Foreign currency translation	0.3	0.4	0.7

Increase (decrease) in net sales	25.4	(7.8)	17.6

Cost of Sales
Volume effect	22.9	(11.6)	11.3
Raw material unit costs	5.3	6.7	12.0
Plant added unit costs	1.4	(2.2)	(0.8)
Foreign currency translation	0.3	0.7	1.0

Increase (decrease) in cost of sales	29.9	(6.4)	23.5

Decrease in gross profit	$(4.5)	$(1.4)	$(5.9)

          The decrease in FRPG sales volumes in the 2006 period compared to the 2005 period is due to a reduction in U.S. demand caused by increased imports of fiber and textile products, which was exacerbated by U.S. raw material costs, specifically PX and PTA, increasing more rapidly than in Asia (see below), resulting in a significant disadvantage in raw material costs to U.S. polyester producers. The increase in sales volumes in the PPG during the second quarter of 2006 compared to the second quarter of 2005 is primarily due to the completion of our PET resin expansion with an annual capacity of 300 million pounds in June of 2006 and improved demand in the second quarter of 2006 as compared to the second quarter of 2005. PPG volumes were lower during the second quarter of 2005 as a result of our attempt to maintain selling prices and reduced demand. The regional raw material cost difference also affected the U.S. PET resin market and led to increased levels of imported resin, which led to lower PPG selling prices than we experienced in the second quarter of 2005.
          The higher raw material unit costs in both segments were due primarily to increases in the cost of purified terephthalic acid (PTA), our major raw material, which is derived from paraxylene (PX) and its feedstock mixed xylenes (MX). The increase in MX pricing was due to increased demand for MX as an octane enhancer for summer gasoline blends. This occurred because the U.S. government mandated the phase out of Methyl Tertiary Butyl Ether (MTBE), therefore the demand for MX and ethanol increased due to their properties as octane enhancers. This higher MX demand for gasoline refining resulted in MX that is normally available for PX production being used in gasoline, leading to rapid PX and PTA purchase price increases in the second quarter of 2006. Asia was not affected by these market forces, so their PX and PTA prices did not rise as rapidly.
          Plant added unit costs were slightly lower overall compared to the same period last year.
          As a result of the foregoing, gross profit decreased by $5.9 million to $13.4 million in the 2006 period from $19.3 million in the 2005 period.
          Selling, general and administrative expenses were $14.0 million, or 3.9% of net sales, in the 2006 period compared to $13.6 million, or 3.9% of net sales, in the 2005 period.
          We incurred restructuring charges of $1.1 million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively. For additional information, see Note 4 to the Condensed Consolidated Financial Statements.
          Other expense, net totaled $1.1 million and $26.0 million for the three months ended June 30, 2006 and 2005, respectively. Other expense, net for the 2005 period consisted primarily of legal fees, settlements, and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned). For additional information, see Note 6 to the Condensed Consolidated Financial Statements.
          As a result of the foregoing, we reported an operating loss of $2.8 million in the 2006 period compared to an operating loss of $20.9 million in the 2005 period.
          Interest expense, net was $14.0 million in the 2006 period compared to $11.2 million in the 2005 period. This increase was primarily due to higher interest rates and higher debt balances.
          Our effective tax rate for the three months ending June 30, 2006 on a net loss was 30.4% compared to 31.5% on a net loss for the three months ended June 30, 2005. Our tax rate changed due to the relative proportion of U.S. to foreign earnings and our overall earnings level. Foreign earnings are taxed at rates lower than U.S. rates.

          As a result of the foregoing, we reported a net loss of $11.7 million for the three months ended June 30, 2006, compared to a net loss of $22.0 million for the three months ended June 30, 2005.
          We recorded accretion based on the higher of the fair market value or the book value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. This amount was $3.6 million and $3.4 million for the three months ended June 30, 2006 and 2005, respectively.
          As a result of the foregoing, we reported a net loss attributable to common stockholders of $15.3 million, or $0.48 per diluted share, for the 2006 period, compared to a net loss attributable to common stockholders of $25.4 million, or $0.80 per diluted share, for the 2005 period.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
          The following table summarizes reasons for the changes in the six months ended June 30, 2006 from the six months ended June 30, 2005 for net sales, cost of sales, and gross profit.

(In millions)	PPG	FRPG	TOTAL
Net Sales
Sales volumes	$11.5	$(29.8)	$(18.3)
Net selling prices	(18.9)	15.4	(3.5)
Foreign currency translation	(1.4)	(2.8)	(4.2)

Decrease in net sales	(8.8)	(17.2)	(26.0)

Cost of Sales
Volume effect	10.1	(25.9)	(15.8)
Raw material unit costs	7.8	14.5	22.3
Plant added unit costs	10.7	2.9	13.6
Foreign currency translation	(1.3)	(2.1)	(3.4)

Increase (decrease) in cost of sales	27.3	(10.6)	16.7

Decrease in gross profit	$(36.1)	$(6.6)	$(42.7)

          The decrease in FRPG sales volumes in the 2006 period compared to the 2005 period is consistent with our reducing capacity at our Johnsonville facility by 80 million pounds per year, beginning in the second quarter of 2005. In addition, there has been a reduction in U.S. demand during the 2006 period caused by increased imports of fiber and textile products, which was exacerbated by U.S. raw material costs, specifically PX and PTA, increasing more rapidly than in Asia (see below), resulting in a significant disadvantage in raw material costs to U.S. polyester producers. The increase in sales volumes in the PPG during the first half of 2006 compared to the first half of 2005 is primarily due to our completion of our PET resin expansion with an annual capacity of 300 million pounds in June of 2006 and improved demand in the 2006 period compared to the 2005 period. PPG volumes were lower during 2005 as a result of our attempt to maintain selling prices and reduced demand during the second quarter of 2005. The regional raw material cost difference also affected the U.S. PET resin market and led to increased levels of imported resin, which led to lower PPG selling prices than we experienced in the first half of 2005.
     The higher raw material unit costs in both segments were due primarily to increases in the cost of PTA, our major raw material, which is derived from paraxylene (PX) and its feedstock mixed xylenes (MX). The increase in MX pricing was due to increased demand for MX as an octane enhancer for summer gasoline blends. This occurred because the U.S. government mandated the phase out of MTBE, therefore the demand for MX and ethanol increased due to their properties as octane enhancers. This higher MX demand for gasoline refining resulted in MX that is normally available for PX production being used in gasoline, leading to rapid PX and PTA purchase price increases in the first half of 2006. Asia was not affected by these market forces, so their PX and PTA prices did not rise as rapidly.
          Plant added unit costs increased during the six-month period of 2006 compared to the same period last year due to higher energy and freight costs as a result of the significant increase in oil and gas prices.
          As a result of the foregoing, gross profit decreased by $42.7 million to $22.8 million in the 2006 period from $65.5 million in the 2005 period.
          Selling, general and administrative expenses were $29.0 million, or 4.1% of net sales, in the 2006 period compared to $31.6 million, or 4.3% of net sales, in the 2005 period, primarily due to lower compensation expense at the senior management level.
          We incurred restructuring charges of $1.5 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively. For additional information, see Note 4 to the Condensed Consolidated Financial Statements.
          Other expense, net totaled $7.2 million and $27.8 million for the six months ended June 30, 2006 and 2005, respectively. Other expense, net for the 2005 period included legal fees, settlements, and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned). For additional information, see Note 6 to the Condensed Consolidated Financial Statements.
          As a result of the foregoing, we reported an operating loss of $15.0 million in the 2006 period compared to operating income of $5.5 million in the 2005 period.
          Interest expense, net was $26.6 million in the 2006 period compared to $21.6 million in the 2005 period. This increase was primarily due to higher interest rates and higher debt balances.
          Our effective tax rate for the six months ending June 30, 2006 on a net loss was 33.4% compared to 35.4% on a net loss for the six months ended June 30, 2005. Our tax rate changed due to the relative proportion of U.S. to foreign earnings and our overall earnings level. Foreign earnings are taxed at rates lower than U.S. rates.
          As a result of the foregoing, we reported a net loss of $27.7 million for the six months ended June 30, 2006, compared to a net loss of $10.4 million for the six months ended June 30, 2005.
          We recorded accretion based on the higher of the fair market value or the book value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. This amount was $7.0 million and $7.4 million for the six months ended June 30, 2006 and 2005, respectively.
          As a result of the foregoing, we reported a net loss attributable to common stockholders of $34.7 million, or $1.09 per diluted share, for the 2006 period, compared to a net loss attributable to common stockholders of $17.8 million, or $0.56 per diluted share, for the 2005 period.
OUTLOOK

          The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements; Risks and Uncertainties” below.
          Our financial results are primarily determined by our sales volumes and raw material margins, which are impacted by industry capacity utilization and the differential in raw material costs between the U.S. and Asia. Asian raw material costs are presently significantly lower than U.S. raw material costs. If Asian raw material costs remain significantly lower than U.S. raw material costs, we expect that imports of PET resin and polyester staple fiber will continue to reduce our sales volume and margins.
          We have announced our intention to increase selling prices in our U.S. PET resin business by $0.05, $0.04, and $0.04 per pound effective July 1, August 1, 2006, and September 1, 2006, respectively. In addition, we have announced our intention to increase selling prices by $0.04 and $0.05 per pound, effective July 16 and September 3, respectively, in our domestic fiber business. Since the purchase price of our raw materials increased in July and we expect a significant increase in August, the selling price increases, if achieved, may not result in improved raw material margins. Given the competitive nature of our businesses and other market influences, there can be no assurance that these selling price increases will be realized.
          We expect that U.S. raw material costs will remain significantly above Asian raw material costs in the third quarter and that this difference will move closer to historical levels in the fourth quarter. This should occur because when gasoline formulations change from summer to winter blends, the demand and price for MX (which is the precursor of PX and PTA) is expected to decline and this should result in a decline in U.S. PX and PTA prices. We also expect U.S. PET resin margins in the fourth quarter to be adversely impacted by the 1.5 billion pounds of PET resin expansions announced for late 2006 and early 2007.
          We expect to be reimbursed by insurance in the fourth quarter of 2006 for costs and lost PET resin profits resulting from hurricane Katrina, less our $20 million deductible and to receive a CDO payment which is expected to be equal to or lower than the amount received in 2005. The CDO was repealed in February 2006, but U.S. Customs will continue to distribute anti-dumping duties collected through September 30, 2007 to injured companies.
CAPITAL RESOURCES AND LIQUIDITY
          Net cash used in operations was $62.2 million for the six months ended June 30, 2006, compared to net cash provided by operations of $5.3 million for the six months ended June 30, 2005. The difference in the net cash used by operating activities in the 2006 period compared to the net cash provided in the 2005 period was primarily the result of the increased net loss and the changes in operating assets and liabilities as described in the table below:

	For the Six Months
	Ended June 30,
(In millions)	2006	2005

Changes in operating assets and liabilities:
Accounts receivable	($51.9)	$33.0
Inventories	(10.2)	(23.6)
Prepaid expenses and other current assets	(0.1)	3.0
Accounts payable and accrued liabilities	7.3	(21.3)
Other	(3.3)	(6.5)

	($58.2)	($15.4)

          The higher accounts receivable was primarily the result of increased production and sales in the first half of 2006 as we rebuilt our sales volume following the effects of hurricane Katrina in the second half of

2005. (For additional information on the effect of hurricane Katrina, see Note 6 to the Condensed Consolidated Financial Statements.) In addition, the startup on June 1, 2006 of our additional PET resin capacity increased our production and sales volumes, resulting in higher working capital.
          Net cash used in investing activities amounted to $22.0 million in the 2006 period compared to $24.5 million in the 2005 period, consisting entirely of capital expenditures. We expect capital expenditures of approximately $10.0 million during the remainder of 2006, which is lower compared to the first half of 2006 due to our having substantially completed the spending related to our PET resin expansion at our Pearl River facility.
          Net cash provided by financing activities amounted to $84.2 million in 2006 compared to net cash provided by financing activities of $17.7 million in 2005. This increase is due primarily to increased borrowings resulting from the increased net cash used in operations as described above.
          As of June 30, 2006, we had a Consolidated Fixed Charge Ratio as defined in our Revolving Credit Facility, as amended and restated (Revolving Credit Facility) of .91:1.0, which is calculated as follows:

	For the Quarter Ended
	Sep30,	Dec. 31,	Mar. 31,	June 30,
(In Millions)	2005	2005	2006	2006	Total

Fixed Charges
Cash interest expense	$10.5	$10.9	$11.9	$12.7	$46.0
Capital expenditures	16.2	10.7	9.3	12.7	48.9
Cash payment of taxes	0.2	—	0.3	0.1	0.6
Dividend payments	1.6	1.6	1.6	1.7	6.5

Total Fixed Charges	$28.5	$23.2	$23.1	$27.2	$102.0

EBITDA, as defined
Net loss	$(5.5)	$(44.0)	$(16.0)	$(11.7)	$(77.2)
Income tax benefit	(3.9)	(16.3)	(8.8)	(5.1)	(34.1)
Interest expense, net	11.6	12.2	12.6	14.0	50.4
Depreciation and amortization	16.8	15.9	17.7	18.5	68.9
Non-recurring and non-operational charges	16.2	60.4	6.2	2.3	85.1

EBITDA, as defined	$35.2	$28.2	$11.7	$18.0	$93.1

Consolidated Fixed Charge Coverage Ratio					.91:1.0

          Since our Consolidated Fixed Charge Ratio at the end of the second quarter was less than 1.0:1.0, our minimum threshold Availability, as defined in the Revolving Credit Facility, may not be below $45.0 million for eight consecutive days in the third quarter. Our daily availability, net of cash during the month of July ranged from approximately $55.0 million to $95.0 million. We are in compliance with all debt covenants.
          We have provided the non-GAAP measure of EBITDA, as defined because our major debt agreements use this measurement as a key component which affects our ability to incur additional indebtedness, make investments, and pay certain restricted payments, such as dividends. It is also an important measurement tool for (1) financial institutions that provide us with capital; (2) investors; and (3) our Board and management. In each instance, we use EBITDA, as defined, because it excludes items that are not expected to impact the long-term cash flow of the business and are not an indication of our ongoing operating performance.

          Our Revolving Credit Facility and our First and Second Lien Term Loans (our “Credit Agreements”) use EBITDA, as defined, in covenants to limit our ability to incur further indebtedness (which could be a factor of liquidity), to pay dividends to our investors, and to make other types of restricted payments, such as investments. Specifically our Revolving Credit Facility utilizes EBITDA, as defined, a non-GAAP financial measure, as the numerator in determination of our Consolidated Fixed Charge Coverage Ratio (as defined in our Revolving Credit Facility), which is used to determine the minimum amount of Availability we are required to maintain.
          In addition, EBITDA, as defined, is an additional measure frequently used to value an enterprise and to enable investors to analyze the efficiency of our operations and to compare and/or rank us with other companies with differing capital structures. We also believe it assists investors in analyzing our future ability to pay dividends, which is a key component in many investment decisions.
          Our Board, our chief decision maker, and senior management use EBITDA, as defined, to evaluate the operating performance of their segments and determine incentive compensation for employees throughout the organization.
          Despite the importance of EBITDA, as defined, we recognize that this non-GAAP financial measure does not replace the presentation of our GAAP financial results and is not intended to represent cash flows or an alternative to net income. EBITDA, as defined, is simply provided as supplemental information and an additional measurement tool to assist our management and certain investors in analyzing our performance.
          During the second quarter we filed a universal shelf registration statement providing for the issuance of up to $400.0 million of debt and/or equity securities. We have not sold any securities under this shelf registration.
FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES
          Statements contained in this Form 10-Q that are not historical facts, including those made in the “Outlook” section above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “expects,” “anticipates” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: reduced raw material margins; availability and cost of raw materials; reduced sales volumes; increase in costs; polyester staple fiber, textile and PET resin imports; the actions of our competitors; the financial condition of our customers; availability of financing, changes in financial markets, interest rates, credit ratings, tax risks; environmental risks and foreign currency exchange rates; regulatory changes; U.S., European, Asian and global economic conditions; prices and volumes of PET resin imports; work stoppages; levels of production capacity and profitable operations of assets; prices of competing products; natural disasters and acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.
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
ITEM 4. CONTROLS AND PROCEDURES
(a)	Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a—14(c) and 15d — 14(c) promulgated under the Securities Exchange Act of 1934, were effective on that date.

(b)	Based upon an evaluation of whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is reasonably likely to materially affect, such internal control occurred during the period covered by this Report, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that no such change occurred .
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of Stockholders was held on May 16, 2006.

(b)	See (c) 1. below for the names of each director elected at the meeting.

(c)	At the Annual Meeting of Stockholders, the stockholders voted on the following matters:
1.	The vote for election of seven directors by stockholders of common stock to serve for a term of one year, expiring at the 2007 Annual Meeting of Stockholders, or until their successors are elected and qualified was as follows:

Name	For	Against/Withheld
Thomas M. Duff	27,890,278	2,228,955
James B. Baker	27,875,696	2,243,537
Daniel K. Frierson	25,058,195	5,061,038
Richard F. Heitmiller	27,842,163	2,277,070
David J. McKittrick	28,586,674	1,532,559
James E. Rogers	23,640,290	6,478,943
Roger A. Vandenberg	23,695,926	6,423,307
As a result, all of the above nominees were elected to the Board. (*)

2.	The vote for election of two directors by stockholders of Preferred Stock to serve for a term of one year, expiring at the 2007 Annual Meeting of Stockholders, or until their successors are elected and qualified was as follows:

Name	For	Against/Withheld
David A. Barr	11,202,143	0
Kevin Kruse	11,202,143	0
3.	The combined vote for the proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to examine our consolidated financial statements for the fiscal year ending December 31, 2006: 44,063,511 votes cast for, 135,500 votes cast against, and 51,548 abstentions. As a result, the Board’s selection of Ernst & Young LLP was approved. (*)

(*)	Under the rules of the New York Stock Exchange, brokers holding shares in street name have the authority to vote certain matters when they have not received instructions from the beneficial owners. Brokers that did not receive such instructions were entitled to vote on each of the above proposals. As a result, broker non-votes had no effect on the outcome of these proposals.

(d)	Not applicable.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits.

4(a)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt, which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.

Dated August 7, 2006	By /s/ Keith R. Phillips

Chief Financial Officer and Vice President
(Principal Financial Officer)

Dated August 7, 2006	By /s/ Mark J. Ruday

Chief Accounting Officer, Vice President and Controller
(Principal Accounting Officer)