Form 10-Q
period 2006-09-30
WELLMAN INC
filed 2006-11-09
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of October 31, 2006, there were 32,704,944 shares of the registrant’s Class A common stock, $0.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
INDEX

Page No.
PART I — FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Unaudited, except where noted)

Condensed Consolidated Statements of Operations — For the three and nine months ended September 30, 2006 and 2005	3

Condensed Consolidated Balance Sheets — September 30, 2006 and December 31, 2005 (Audited)	4

Condensed Consolidated Statements of Stockholders’ Equity — For the nine months ended September 30, 2006 and the year ended December 31, 2005 (Audited)	5

Condensed Consolidated Statements of Cash Flows — For the nine months ended September 30, 2006 and 2005	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk	28

ITEM 4 - Controls and Procedures	28

PART II — OTHER INFORMATION

ITEM 1 - Legal Proceedings	28

ITEM 6 - Exhibits and Reports on Form 8-K	30

SIGNATURES	31
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

ITEM 1. FINANCIAL STATEMENTS
WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net sales	$362.2	$344.3	$1,067.5	$1,075.6
Cost of sales	353.6	311.7	1,036.1	977.5

Gross profit	8.6	32.6	31.4	98.1
Selling, general and administrative expenses	14.8	14.7	43.8	46.3
Johnsonville fibers disposal costs	34.1	—	34.1	—
Restructuring charges	—	—	1.5	0.6
Provision for uncollectible accounts	—	0.4	0.1	0.4
Other expense, net	1.1	15.3	8.3	43.1

Operating income (loss)	(41.4)	2.2	(56.4)	7.7
Interest expense, net	16.0	11.6	42.6	33.2

Loss before income tax benefit	(57.4)	(9.4)	(99.0)	(25.5)
Income tax benefit	(21.8)	(3.9)	(35.7)	(9.6)

Net loss	$(35.6)	$(5.5)	$(63.3)	$(15.9)

Net loss attributable to common stockholders:
Net loss	$(35.6)	$(5.5)	$(63.3)	$(15.9)
Accretion	(3.6)	(3.4)	(10.6)	(10.8)

Net loss attributable to common stockholders	$(39.2)	$(8.9)	$(73.9)	$(26.7)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders	$(1.23)	$(0.28)	$(2.32)	$(0.84)

Dividends per common share	$0.02	$0.05	$0.12	$0.15

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowance of $1.9 and $2.1 in 2006 and 2005	214.1	160.3
Inventories	150.1	162.3
Prepaid expenses and other current assets	20.9	21.7

Total current assets	385.1	344.3
Property, plant and equipment, at cost:
Land, buildings and improvements	102.7	118.1
Machinery and equipment	1,069.2	1,046.7
Construction in progress	9.6	45.8

	1,181.5	1,210.6
Less accumulated depreciation	566.9	574.1

Property, plant and equipment, net	614.6	636.5
Property, plant and equipment held for sale, net	—	10.8
Goodwill, net	33.4	33.4
Other assets, net	39.7	51.5

	$1,072.8	$1,076.5

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$96.1	$102.4
Accrued liabilities	43.6	45.8
Current portion of long-term debt	0.2	0.2

Total current liabilities	139.9	148.4
Long-term debt	602.5	498.4
Deferred income taxes and other liabilities	75.9	112.9

Total liabilities	818.3	759.7
Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	65.9	61.7
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	98.2	91.8
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 35,204,944 shares issued and outstanding in 2006 and 34,965,922 in 2005	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized, no shares issued	—	—
Paid-in capital	248.2	247.2
Common stock warrants	4.9	4.9
Accumulated other comprehensive income	26.1	22.2
Accumulated deficit	(139.3)	(61.5)
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	254.5	316.8

	$1,072.8	$1,076.5

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Series A		Series B		Class A			Common	Other	Accumulated
	Preferred		Preferred		Common		Paid-In	Stock	Comprehensive	Earnings/	Treasury
	Stock Issued		Stock Issued		Stock Issued		Capital	Warrants	Income	(Deficit)	Stock	Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	4.5	$56.0	6.7	$83.3	34.5	$—	$245.5	$4.9	$37.0	$19.1	$(49.5)	$396.3
Net loss										(59.9)		(59.9)
Currency translation adjustments									(15.7)			(15.7)
Fair value of derivatives									0.9			0.9

Total comprehensive loss												(74.7)
Cash dividends ($0.20 per share)										(6.5)		(6.5)
Accretion		5.7		8.5						(14.2)		—
Issuance of restricted stock, net					0.4	—	1.7					1.7

Balance at December 31, 2005	4.5	61.7	6.7	91.8	34.9	—	247.2	4.9	22.2	(61.5)	(49.5)	316.8
Net loss										(63.3)		(63.3)
Currency translation adjustments									4.2			4.2
Fair value of derivatives									(0.3)			(0.3)

Total comprehensive loss												(59.4)
Cash dividends ($0.12 per share)										(3.9)		(3.9)
Accretion		4.2		6.4						(10.6)		—
Issuance of restricted stock, net					0.3	—	1.0					1.0

Balance at September 30, 2006 (unaudited)	4.5	$65.9	6.7	$98.2	35.2	$—	$248.2	$4.9	$26.1	$(139.3)	$(49.5)	$254.5

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
(In millions)

	2006	2005
Cash flows from operating activities:
Net loss	$(63.3)	$(15.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40.8	39.8
Amortization	13.2	13.0
Amortization in interest expense, net	3.2	3.2
Deferred income taxes and other	(36.9)	(11.5)
Johnsonville fibers disposal costs	34.0	—
Changes in operating assets and liabilities	(61.4)	(30.1)

Net cash used in operating activities	(70.4)	(1.5)

Cash flows from investing activities:
Additions to property, plant and equipment	(26.6)	(40.8)

Net cash used in investing activities	(26.6)	(40.8)

Cash flows from financing activities:
Borrowings under long-term debt, net	103.3	41.4
Dividends paid on common stock	(3.9)	(4.8)
Debt issuance costs	(2.4)	—

Net cash provided by financing activities	97.0	36.6

Effect of exchange rate changes on cash and cash equivalents	—	0.1

Decrease in cash and cash equivalents	—	(5.6)
Cash and cash equivalents at beginning of period	—	5.6

Cash and cash equivalents at end of period	$—	$—

Supplemental cash flow data:
Cash paid during the period for:
Interest, net	$39.4	$30.2
Income taxes	$0.7	$1.0
See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data)
1. BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
          The Condensed Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2005 has been derived from the audited consolidated financial statements at that date, adjusted for a change in pension accounting (See Note 2) and property, plant and equipment held for sale, net (see note 4), but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Wellman, Inc.’s annual report on Form 10-K for the year ended December 31, 2005. Wellman, Inc. and entities it controls includes international manufacturers, operating primarily in the United States, Ireland and the Netherlands. The Condensed Consolidated Financial Statements include all of these entities and all material intercompany transactions have been eliminated. When used in these Condensed Consolidated Financial Statements, “Wellman,” “we,” “our,” and “us” each refers to Wellman, Inc. and entities it controls.
2. ACCOUNTING CHANGES AND RECENTLY-ISSUED PRONOUNCEMENTS
          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement applies to all voluntary changes in accounting principles and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.
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

          As a result of this change in accounting principle, we adjusted all prior periods. The effects of the change on our Consolidated Statements of Operations were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
(In millions, except per share data)	As Reported	Effect of Change	As Adjusted	As Reported	Effect of Change	As Adjusted
Operating Income	$1.3	$0.9	$2.2	$5.2	$2.5	$7.7
Income Tax Benefit	$(4.1)	$0.2	$(3.9)	$(10.1)	$0.5	$(9.6)
Net Loss Attributable to Common Stockholders	$(9.6)	$0.7	$(8.9)	$(28.7)	$2.0	$(26.7)
Basic and Diluted Net Loss Per Common Share	$(0.30)	$0.02	$(0.28)	$(0.91)	$0.07	$(0.84)
The change in accounting principle had the following effects on our Consolidated Balance Sheet:

(In millions)	As	Effect of	As
As of December 31, 2005	Reported	Change	Adjusted
Other assets, net	$73.7	$(22.2)	$51.5
Deferred income taxes and other liabilities	$(102.5)	$(10.4)	$(112.9)
Accumulated other comprehensive income (loss)	$(11.3)	$33.5	$22.2
Accumulated earnings (deficit)	$4.6	$(66.1)	$(61.5)
Total stockholders’ equity	$349.4	$(32.6)	$316.8
          Had we not changed our method of recognizing gains and losses, we would have recorded additional pretax expense of $5.5 million ($4.7 million after tax, or $0.15 per diluted share) and $16.1 million ($13.8 million after tax, or $0.43 per diluted share) for the three and nine month periods ended September 30, 2006, respectively, related to the amortization of actuarial losses incurred in prior periods. This change in accounting principle does not affect our cash flow or the funding for our pension plans.
          Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” There was no impact to our financial statements from the adoption of this Statement.
          In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interest in securitized financial assets and is effective for fiscal years beginning after September 15, 2006. It will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of the year of adoption. The adoption of SFAS 155 is not expected to have a material effect on our Statements of Operations or financial position.
          In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted as of January 1, 2007. We have not yet completed our analysis of the effects of this interpretation on our Statements of Operations or financial position.
          In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 157 is not expected to have a material effect on our Statements of Operations or financial position.
          In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires a company to recognize the over-funded or under-funded status of its defined benefit postretirement plans (other than a multiemployer plan), measured as of the company’s year end, as assets or liabilities in its statement of financial position and to recognize changes in that funded status, net of tax, in the year in which the changes occur through comprehensive income. SFAS 158 will require that the projected benefit obligation be used to measure unfunded liabilities instead of the accumulated benefit obligation for defined benefit plans. Also, companies will be required to measure the unfunded liability for retiree medical plans using the accumulated postretirement benefit obligation while in the past here were no minimum liability requirements. SFAS 158 is effective for all fiscal years ending after December 15, 2006 and is required to be adopted in our financial statements for the fiscal year ending December 31, 2006. We have not yet completed our analysis of the effects of this statement on our Statements of Operations or financial position.
3. INVENTORIES
          Inventories consisted of the following:

(In millions)	September 30,	December 31,
	2006	2005
Raw materials	$61.1	$61.5
Finished and semi-finished goods	81.8	92.2
Supplies	7.2	8.6

	$150.1	$162.3

           In conjunction with the Johnsonville fibers disposal (see Note 4 for additional information), the Fibers and Recycled Products Group (“FRPG”) recorded a non-cash inventory write-down during the three months ended September 30, 2006, of $6.7 million. In addition to the $6.7 million Johnsonville write-down, inventory declined primarily due to lower inventory volumes, which was partially offset by higher per unit chemical raw material costs.
4. JOHNSONVILLE FIBERS DISPOSAL
          During the third quarter of 2006, we announced a plan to dispose of the Johnsonville fibers operation with the intention of improving our operating results, reducing our working capital and lowering overall debt. We are consolidating all U.S. polyester staple fiber production into our Palmetto facility, located in Darlington, South Carolina, which has an annual capacity of 500 million pounds, and closing the 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility. We expect the closure of the Johnsonville fibers facility to occur during the fourth quarter of 2006. We expect to sell our Material Recycling Division (“MRD”) which has the annual capacity to convert 190 million pounds of post-consumer PET bottles to flake and certain equipment used to produce Wellstrand® (specialty polyester and nylon coarse denier fibers), both located at our Johnsonville facility. During the third quarter of 2006, the FRPG recorded total charges related to the Johnsonville fibers disposal of $34.1 million, approximately $30 million of which will have no cash impact. The charges consisted of the following:

For the
three and nine
months ended
(in millions)	September 30, 2006
Impairment on asset disposals	$13.6
Impairment on assets-held-for-sale	8.2
Inventory write-downs	6.7
Employee restructuring charges	4.1
Miscellaneous	1.5

$34.1

          We had assets classified as held-for-sale at September 30, 2006, to which, due to uncertainties related to the sale process, we did not attribute a fair value. The impairment loss of $8.2 million recognized during the third quarter of 2006 consisted mainly of assets used in the MRD and Wellstrand® production processes. The employee restructuring charges relate primarily to termination notifications given to approximately 360 union hourly and salaried positions on September 26, 2006. The charge also includes the cost of legal expenses and employee assistance programs, of which $0.1 million was paid out during the three months ended September 30, 2006. The remaining amount is included in accrued liabilities at September 30, 2006. The miscellaneous charges relate primarily to contract termination fees.
5. RESTRUCTURING CHARGES
               During the first quarter of 2006, we announced a plan to reduce costs in our European fibers operations, which included reducing the number of positions and certain other changes. In conjunction with this plan, our FRPG recorded a severance charge of $1.5 million in the first half of 2006. These costs are reflected in Operating income (loss) in our Condensed Consolidated Statements of Operations. The following represents changes in the accruals:

Severance
(in millions)	Costs
Accruals recorded in first quarter 2006	$0.4

Accrual balance at March 31, 2006	0.4
Accruals recorded in second quarter 2006	1.1
Cash payments	(0.4)

Accrual balances at June 30, 2006	1.1
Cash payments	(1.1)

Accrual balances at September 30, 2006	$0.0

          During the second quarter of 2005, we announced and implemented a strategic plan to reduce the stated annual polyester staple fiber capacity located at our Johnsonville, S.C. facility by approximately 80 million pounds. In conjunction with this plan, our FRPG recorded a total charge of $0.6 million. Severance costs represented $0.4 million and equipment that was permanently shut down represented $0.2 million of the charge. At the end of the third quarter of 2005, $0.2 million was accrued and $0.1 million was paid by the end of 2005. The remaining balance of $0.1 million was paid out in the first quarter of 2006.
6. BORROWINGS
          On May 4, 2006, we amended and restated the terms of our Revolving Credit Facility. The amendment increased the maximum amount that could be borrowed under the facility from $175 million to $225 million, reduced the credit spread, and extended the maturity of the facility to May 4, 2011, assuming our First and Second Lien Term Loans, which currently mature in February 2009 and 2010, respectively, are either refinanced or extended with maturities after August 3, 2011. Other terms and conditions are generally more favorable than our previous facility.
          On October 20, 2006, we further amended our Revolving Credit Facility to facilitate the issuance of mandatory convertible debt, to provide additional flexibility with respect to our European operations, and to clarify and correct terms in the May 2006 document.
          Our current financing agreements limit our common stock dividend to no more than $0.09 per share in each quarter and we can not make more than $15.0 million in Restricted Payments (as defined in the First and Second Lien Term Loans) over the life of the financings. Restricted Payments include stock redemption payments, principal payments of subordinated debt prior to its maturity, certain investments, and dividend payments when the Fixed Charge Coverage Ratio, as defined in the First and Second Lien Term Loans, is below 3 to 1. The Fixed Charge Coverage Ratio, as defined in the First and Second Lien Term Loans, is the sum of the prior four quarters’ earnings (loss) before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by interest expense exclusive of any amortization or discounts related to the February 2004 Financing. As of September 30, 2006, our Fixed Charge Coverage Ratio was 1.43 to 1.0, and we have used $10.3 million of the $15.0 million Restricted Payment limitation.
7. OTHER EXPENSE, NET
     Other expense, net consisted of the following pretax amounts for the periods indicated:

	Three months ended		Nine months ended
(in millions)	September 30,		September 30,
	2006	2005	2006	2005
Hurricane Katrina costs	$0.9	$7.4	$8.0	$7.4
Legal and settlement costs	—	8.0	—	35.9
Costs (proceeds) relating to anti-dumping activities, net	0.2	(0.1)	0.3	(0.2)

	$1.1	$15.3	$8.3	$43.1

          On August 27, 2005, we shut down our Pearl River PET resin facility in Hancock County, Mississippi, in anticipation of hurricane Katrina. The damages caused by the hurricane extended the temporary shutdown of the entire facility. The facility re-started production in two phases. One production line, which has an annual capacity of 280 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, started at the end of November, 2005.

          As of September 30, 2006, we have incurred total costs attributable to hurricane Katrina of $32.0 million, which included the following:

Direct damage to plant site -	Costs incurred to repair and/or restore all machinery, equipment, foundations, and buildings to their normal operating condition.

Fixed costs -	Salaries, wages, property insurance, electricity, and waste water treatment costs incurred during the shutdown period.

Incremental freight costs -	Additional freight costs incurred above our normal freight expense, primarily due to the disruption in rail service.

Infrastructure support -	Costs to maintain an adequate living environment for both our employees and contract workers starting with the initial repair period and continuing in order to maintain proper staffing levels to operate the plant.

Inventory spoilage -	Costs representing the difference between the inventory cost at the time of the hurricane less the net realizable value of inventory that was damaged or spoiled as a result of the hurricane.

Rail car damage -	Costs of repairing all of our leased rail cars that were damaged during the hurricane.

Rail car leases -	Monthly lease cost related to the rail cars that were damaged and thus inoperable.
          The following reflects the timing of charges (in millions) related to hurricane Katrina:

Costs incurred for the three month periods ended:
September 30, 2005	$7.4
December 31, 2005	16.6
March 31, 2006	5.7
June 30, 2006	1.4
September 30, 2006	0.9
Hurricane Katrina costs incurred to date	$32.0
          We have insurance that covers substantially all of the costs described above as well as lost PET resin profits, based on the expected production of the facility, resulting from hurricane Katrina in excess of our $20 million deductible.
          Legal and settlement costs consisted of fees and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned) and related civil litigation. For additional information, see Note 11 and Part II. Other Information, Item 1. “Legal Proceedings.”
          In October 2000, the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are generally distributed in the fourth quarter to the injured companies who file claims to that effect. We also incurred legal charges in order to maintain the existing anti-dumping duties. Costs (proceeds) relating to anti-dumping activities totaled $0.2 million and $(0.1) million for the three months ended September 30, 2006 and 2005, respectively and $0.3 million and $(0.2) million for the nine months ended September 30, 2006 and 2005, respectively.
8. NET LOSS PER COMMON SHARE
          The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
(In millions)	September 30,		September 30,
	2006	2005	2006	2005
Numerator for basic and diluted net loss attributable to common stockholders per common share:
Net loss attributable to common stockholders	$(39.2)	$(8.9)	$(73.9)	$(26.7)

Denominator:
Denominator for basic and diluted net loss attributable to common stockholders per common share — weighted-average shares	32.0	31.7	31.9	31.7

9. DEFINED BENEFIT PLANS
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
          The components of our net periodic pension cost are as follows for the periods indicated:

		Three Months Ended				Nine Months Ended
		September 30,				September 30,
(In millions)	2006		2005		2006		2005
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$0.1	$1.2	$0.5	$0.6	$0.5	$3.4	$0.8	$2.0
Interest cost	0.9	1.3	0.8	0.9	2.6	3.7	2.4	2.9
Expected return on assets	(0.8)	(1.4)	(0.9)	(1.2)	(2.4)	(4.0)	(2.6)	(3.8)
Curtailment gain	—	—	—	—	—	(0.1)	—	—

Total net periodic pension expense	$0.2	$1.1	$0.4	$0.3	$0.7	$3.0	$0.6	$1.1

Employer contributions
          Contributions to our defined benefit plans in 2006 are expected to be $4.4 million, which is $1.8 million lower than our 2005 contributions. We expect to contribute $2.6 million to our domestic defined benefit plans and $1.8 million to our foreign plans during 2006. As of September 30, 2006, $1.9 million has been contributed to our domestic plans and $0.9 million has been contributed to our foreign plans. The contributions to, and future funding of, our pension plans are not affected by our recent change in accounting principle (See Note 2).
10. STOCK OPTIONS
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

(In millions, except per share data)	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net loss attributable to common stockholders, as reported	$(8.9)	$(26.7)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(0.1)

Pro forma net loss attributable to common stockholders	$(8.9)	$(26.8)

Net loss attributable to common stockholders per basic and diluted share:
As reported	$(0.28)	$(0.84)
Pro forma	$(0.28)	$(0.84)
11. COMMITMENTS AND CONTINGENCIES
          We have commitments and contingent liabilities, including legal proceedings, environmental liabilities, and various operating lease commitments.
          Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between approximately $3.9 million and $12.4 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $6.1 million at September 30, 2006 and $6.6 million at December 31, 2005, which are reflected as other noncurrent liabilities in our Condensed Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. In addition, aggregate future capital expenditures related to environmental matters are expected to range from approximately $5.6 million to $15.9 million. These non-capital and capital expenditures are expected to be incurred over the next 15 to 30 years.
          The final resolution of these contingencies could result in expenses different than current accruals, and therefore could have an impact on our consolidated financial results in a future reporting period. However, we believe the ultimate outcome will not have a significant effect on our consolidated results of operations, financial position, or liquidity.
     The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Nine Months Ended
(In millions)	September 30,
	2006	2005
Balance at beginning of period	$6.6	$7.0
Changes in remediation costs	(0.4)	—
Expenditures	(0.1)	(0.4)

Balance at end of period	$6.1	$6.6

          At September 30, 2006 there are no known environmental matters from which a material loss is reasonably expected in addition to amounts currently accrued.
          We have entered into multiple raw material purchase agreements in the ordinary course of business, which require a notice period for cancellation and some contain early cancellation penalties.
          In January 2001, we received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. We cooperated with the investigation by producing documents in response to this subpoena. In September 2004, the Department of Justice informed us that it abandoned the investigation and would not seek indictments against Wellman or any of its employees in connection with this investigation.
          Following the public disclosure of the investigation, numerous producers of polyester staple fiber, including Wellman, were named in 24 federal actions brought by direct purchasers of polyester staple fiber asserting claims of violations of U.S. antitrust laws due to alleged price fixing and market allocation in the polyester staple industry. Ten of these cases were brought as class actions. Direct and indirect purchasers also brought a class action against Wellman and certain other companies in Canada under Canadian law. All of these cases have been settled.
          In addition to the cases discussed above, indirect purchasers of polyester staple fiber products filed 41 purported class actions alleging violations of federal antitrust laws, state antirust or unfair competition laws and certain state consumer protection acts in one federal court and various state courts. Each lawsuit alleged a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. These cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina South Dakota, Tennessee, West Virginia and Wisconsin and sought damages of unspecified amounts, attorneys’ fees and costs and other, unspecified relief. All of these cases except the one pending in California have been settled, and the court has approved the settlements; however, that approval has been appealed. In California, the parties have entered into a settlement agreement, but no hearing has been held to determine whether the court will approve it.
          We vehemently deny that we or our employees engaged in price fixing or customer allocation, and we intend to vigorously defend any civil claims if the settlement agreements described above that have not received final approval are ultimately not approved, unless we can settle them in a cost effective manner.
          The following represents changes in accrued legal and settlement liabilities related to the above-mentioned federal and class action lawsuits:

	Nine Months Ended
(In millions)	September 30,
	2006	2005
Balance at beginning of period	$4.9	$1.0
Additional accruals	—	35.9
Expenditures	(1.2)	(29.0)

Balance at end of period	$3.7	$7.9

     We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe the ultimate disposition of this litigation will have a material adverse effect on our consolidated financial position or results of operations.
12. FOREIGN CURRENCY TRANSLATION AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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
          Accumulated other comprehensive income is comprised of foreign currency translation, minimum pension liability adjustments, and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with our investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive loss was $(36.5) million and $(4.3) million for the three months ended September 30, 2006 and 2005, respectively, and $(59.4) million and $(31.2) million for the nine months ended September 30, 2006 and 2005, respectively.
13. SEGMENT INFORMATION
          Our operations are classified into two reportable operating segments: the Packaging Products Group (PPG) and the Fibers and Recycled Products Group (FRPG).
          The PPG manufactures and markets:

•	PermaClear®, PermaClear HP®, and ThermaClear Ti®, solid-stated and amorphous PET resin from chemical-based raw materials for use in the manufacturing of plastic soft drink bottles and other food and beverage packaging and

•	EcoClear® PET resin, utilizing recycled PET materials to meet customers’ recycled content PET resin requirements.

The FRPG manufactures and markets:

•	Fortrel® chemical-based polyester staple fiber for use in apparel, non-woven, home furnishing, and industrial products,

•	recycled-based polyester staple fiber for use in home furnishing, non-woven and industrial products, and

•	Wellamid Ecolon® and Wellamid® recycled-based nylon and polyester engineering resin, primarily for use in the injection molding industry.
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

(In millions)	Packaging	Fibers and
	Products	Recycled Products
	Group	Group	Total
Three months ended September 30, 2006
Revenues	$228.9	$133.3	$362.2
Segment profit (loss)	1.2	(7.4)	(6.2)
Assets	771.4	266.5	1,037.9
Three months ended September 30, 2005
Revenues	$197.2	$147.1	$344.3
Segment profit	14.5	3.4	17.9
Assets	719.6 (a)	314.5	1,034.1
Nine months ended September 30, 2006
Revenues	$644.1	$423.4	$1,067.5
Segment loss	(5.2)	(7.2)	(12.4)
Nine months ended September 30, 2005
Revenues	$621.2	$454.4	$1,075.6
Segment profit	43.0	8.8	51.8

(a)	This includes our Pearl River facility, which had a net book value of $293.1 million at September 30, 2005 and was temporarily shutdown due to hurricane Katrina (see Note 7).

          Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2006	2005	2006	2005
Segment Profit (Loss)
Total for reportable segments	$(6.2)	$17.9	$(12.4)	$51.8
Johnsonville fibers disposal costs	(34.1)	—	(34.1)	—
Restructuring charges	—	—	(1.5)	(0.6)
Provision for uncollectible accounts	—	(0.4)	(0.1)	(0.4)
Other expense, net	(1.1)	(15.3)	(8.3)	(43.1)
Interest expense, net	(16.0)	(11.6)	(42.6)	(33.2)

Loss before income tax benefit	$(57.4)	$(9.4)	$(99.0)	$(25.5)

Assets
Total for reportable segments	$1,037.9	$1,034.1
Corporate assets (1)	34.9	62.3

	$1,072.8	$1,096.4

(1)	Corporate assets include cash, certain prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
          We are principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin, Fortrel® polyester staple fiber and Wellamid Ecolon® engineering resin. After the Johnsonville fibers operation closure we expect to have annual operating capacity to manufacture approximately 1.7 billion pounds of PET resins and 0.7 billion pounds of polyester staple fiber. We manufacture these products at five major production facilities throughout the United States and Europe.
          Our operations are classified into two reportable operating segments: the Packaging Products Group (“PPG”) and the Fibers and Recycled Products Group (“FRPG”). Our PermaClear® PET resin is produced by the PPG from purified terephtalic acid (“PTA”) and monoethylene glycol (“MEG”). This resin is primarily used in the manufacture of plastic soft drink bottles and other food and beverage packaging. The FRPG produces Fortrel® polyester staple fiber and other polyester staple fiber that are primarily used in apparel, non-woven, home furnishing and industrial products. These fibers are produced from PTA and MEG and recycled raw materials. In addition, the FRPG produces Wellamid Ecolon® nylon engineering resin that is primarily used in the automotive industry.
          North American and global PET resin demand continues to grow, driven by new product applications for PET, conversions from other packaging materials to PET, and overall growth in beverage and food consumption. Demand for polyester staple fiber is subject to changes in consumer preferences and spending, retail sales patterns, and fiber and textile product imports. Imports continue to negatively impact the United States and European polyester staple fiber and PET resin markets, adversely affecting our operating results.
          Our financial results are primarily determined by our sales volume and raw material margins, which is the difference between net selling price and raw material cost. Both PET resin and polyester staple fiber volume and raw material margins increase or decrease as a result of supply and demand factors, competitive conditions, global economic and market conditions, export and import activity, and the prices of competing materials. Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A one-cent per pound change in raw material margin on approximately 2.4 billion pounds of resin and fiber sales volumes results in an annual change of approximately $24.0 million in pre-tax earnings.
IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          Effective January 1, 2006, we adopted SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement applies to all voluntary changes in accounting principles and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. For additional information, including the effect of the accounting change, see Note 2 to the Condensed Consolidated Financial Statements.
          Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting

Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” There was no impact to our financial statements from the adoption of this Statement.
          In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interest in securitized financial assets and is effective for fiscal years beginning after September 15, 2006. It will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of the year of adoption. The adoption of SFAS 155 is not expected to have a material effect on our Statements of Operations or financial position.
          In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted as of January 1, 2007. We have not yet completed our analysis of the effects of this interpretation on our Statements of Operations or financial position.
          In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. Adoption of SFAS 157 is not expected to have a material effect on our Statements of Operations or financial position.
          In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires a company to recognize the over-funded or under-funded status of its defined benefit postretirement plans (other than a multiemployer plan), measured as of the company’s year end, as assets or liabilities in its statement of financial position and to recognize changes in that funded status, net of tax, in the year in which the changes occur through comprehensive income. SFAS 158 requires that the projected benefit obligation be used to measure unfunded liabilities instead of the accumulated benefit obligation for defined benefit plans. Also, companies are required to measure the unfunded liability for retiree medical plans using the accumulated postretirement benefit obligation while in the past there were no minimum liability requirements. SFAS 158 is effective for all fiscal years ending after December 15, 2006 and is required to be adopted in our financial statements for the fiscal year ending December 31, 2006. We have not yet completed our analysis of the effects of this statement on our Statements of Operations or financial position.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005
          The following table summarizes reasons for the changes during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 for net sales, cost of sales, and gross profit.

(In millions)	PPG	FRPG	TOTAL
Net Sales
Sales volumes	$1.1	$(16.7)	$(15.6)
Net selling prices	29.5	1.7	31.2
Foreign currency translation	1.1	1.2	2.3

Increase (decrease) in net sales	31.7	(13.8)	17.9

Cost of Sales
Volume effect	$1.0	$(13.5)	$(12.5)
Raw material unit costs	45.3	11.5	56.8
Plant added unit costs	(2.5)	(3.1)	(5.6)
Foreign currency translation	1.1	2.1	3.2

Increase (decrease) in cost of sales	44.9	(3.0)	41.9

Decrease in gross profit	$(13.2)	$(10.8)	$(24.0)

Net Sales
          Net sales increased during the third quarter 2006 as compared to the same period in 2005, due primarily to increased selling prices in the PPG, offset somewhat by decreased volumes in the FRPG. The higher selling prices experienced by the PPG during the 2006 period reflected increased chemical raw material costs. The decrease in FRPG sales volumes during the 2006 period compared to the same period in 2005 is mainly due to a reduction in U.S. polyester staple fiber demand caused by increased imports of fiber and textile products, and the closure of two major U.S. textile customers. PPG sales volumes during 2006 were essentially flat compared to 2005. The third quarter 2005 PPG net sales were negatively impacted by lower volumes resulting from hurricane Katrina.
Cost of Sales
          The increase in cost of sales during the third quarter of 2006 was due mainly to increased raw material costs over the same period in 2005. The higher raw material unit costs during the third quarter of 2006 were due primarily to significant increases in the cost of PTA, our major raw material, which is derived from mixed xylenes (“MX”) and paraxylene (“PX”). The increase in PX costs during the third quarter of 2006 resulted from a tightened worldwide supply-demand balance, which was further exacerbated by a number of PX production facilities throughout the world operating at less than full capacity. The high PX costs in the U.S. during the third quarter of 2006 were also due to high MX costs caused by the U.S. government-mandated phase-out of Methyl Tertiary Butyl Ether (“MTBE”). This resulted in the demand for MX increasing significantly during the third quarter of 2006 due to its octane-enhancing properties. This higher MX demand in the gasoline refining industry resulted in decreased availability of MX for PX production needs during the third quarter of 2006.

          Plant-added unit costs were lower overall compared to the same period last year due to lower energy costs and an overall reduction in manufacturing spending as a result of our continuing emphasis on controlling costs.
          As a result of the foregoing, gross profit decreased by $24.0 million to $8.6 million in the 2006 period from $32.6 million in the 2005 period. This decrease in gross profit was the result of lower raw material margins as our selling prices did not rise as much as raw material costs. In addition, the purchase price for PX and PTA increased more rapidly in the U.S. than in Asia during the third quarter of 2006, resulting in a significant disadvantage in raw material costs to U.S. polyester producers and a corresponding increase in polyester imports.
          Selling, general and administrative expenses were $14.8 million, or 4.1% of net sales, in the 2006 period compared to $14.7 million, or 4.3% of net sales, in the 2005 period.
          We incurred charges of $34.1 million related to the Johnsonville fibers disposal for the three months ended September 30, 2006. Of the $34.1 million, approximately $30 million were non-cash items related to asset write-downs. The remaining portion of the disposal charges were mainly employee restructuring charges. For additional information, see Note 4 to the Condensed Consolidated Financial Statements.
          Other expense, net totaled $1.1 million and $15.3 million for the three months ended September 30, 2006 and 2005, respectively. Other expense, net for the 2005 period consisted primarily of legal fees, settlements, and other expenses related to an investigation by the Department of Justice (which it has since abandoned) and costs related to hurricane Katrina. For additional information, see Note 7 to the Condensed Consolidated Financial Statements.
          As a result of the foregoing, we reported an operating loss of $41.4 million in the 2006 period compared to operating income of $2.2 million in the 2005 period.
          Interest expense, net was $16.0 million in the 2006 period compared to $11.6 million in the 2005 period. This increase was primarily due to higher interest rates and higher debt balances.
          Our effective tax rate for the three months ending September 30, 2006 on a net loss was 38.0% compared to 41.5% on a net loss for the three months ended September 30, 2005. Our tax rate changed due to the relative proportion of U.S. to foreign earnings, our overall earnings level, and non-deductible compensation payments made in 2005. Foreign earnings are taxed at rates lower than U.S. rates.
          As a result of the foregoing, we reported a net loss of $35.6 million for the three months ended September 30, 2006, compared to a net loss of $5.5 million for the three months ended September 30, 2005.
          We recorded accretion based on the higher of the fair market value or the book value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. This amount was $3.6 million and $3.4 million for the three months ended September 30, 2006 and 2005, respectively.
          As a result of the foregoing, we reported a net loss attributable to common stockholders of $39.2 million, or $1.23 per diluted share, for the 2006 period, compared to a net loss attributable to common stockholders of $8.9 million, or $0.28 per diluted share, for the 2005 period.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005
          The following table summarizes reasons for the changes in the nine months ended September 30, 2006 from the nine months ended September 30, 2005 for net sales, cost of sales, and gross profit.

(In millions)	PPG	FRPG	TOTAL
Net Sales
Sales volumes	$12.7	$(46.0)	$(33.3)
Net selling prices	10.6	16.5	27.1
Foreign currency translation	(0.4)	(1.5)	(1.9)

Increase (decrease) in net sales	22.9	(31.0)	(8.1)

Cost of Sales
Volume effect	$11.0	$(40.0)	$(29.0)
Raw material unit costs	53.1	26.4	79.5
Plant added unit costs	8.1	(0.7)	7.4
Foreign currency translation	(0.1)	0.8	0.7

Increase (Decrease) in cost of sales	72.1	(13.5)	58.6

Decrease in gross profit	$(49.2)	$(17.5)	$(66.7)

Net Sales
          Net sales decreased during the 2006 nine-month period due primarily to decreased sales volumes in the FRPG, offset somewhat by increased sales volumes in the PPG and increased net selling prices in both groups. The higher selling prices experienced by both the PPG and the FRPG reflected increased chemical raw material costs. PPG sales volumes during the 2006 period increased compared to the same period in 2005 primarily due to the completion in June of 2006 of our PET resin expansion. The expansion increased our annual capacity by 300 million pounds. PPG was also positively impacted by the improved overall industry demand for PET resins. FRPG experienced decreased sales volumes during the 2006 nine-month period compared to the same period in 2005 due mainly to a reduction in U.S. polyester staple fiber demand caused by increased imports of fiber and textile products.
Cost of Sales
          The increase in cost of sales during the 2006 nine-month period is due mainly to increased raw material costs over the same period in 2005, offset somewhat by decreased volumes in the FRPG. The higher raw material unit costs during the 2006 nine-month period were due primarily to significant increases in the cost of PTA, our major raw material, which is derived from MX and PX. The increase in PX costs during the 2006 period resulted from a tightened worldwide supply-demand balance, which was further exacerbated by a number of PX production facilities throughout the world operating at less than full capacity. The high PX costs in the U.S. during 2006 period were also due to high MX costs caused by the U.S. government-mandated phase-out of MTBE. This resulted in the demand for MX increasing significantly during the nine-month period of 2006 due to its octane-enhancing properties. This higher MX demand in the gasoline refining industry resulted in decreased availability of MX for PX production needs during the 2006 period. These changes in selling prices and raw material costs resulted in lower raw material margins during 2006 nine-month period as compared to the same period in 2005 for both the PPG and FRPG.

          Plant-added unit costs were slightly lower overall compared to the same period last year due to lower energy costs and an overall reduction in manufacturing spending as a result of our continuing emphasis on controlling costs.
          As a result of the foregoing, gross profit decreased by $66.7 million to $31.4 million in the 2006 period from $98.1 million in the 2005 period. This decrease in gross profit was the result of lower raw material margins as our selling prices did not rise as much as raw material cost increases. In addition, the purchase price for PX and PTA increased more rapidly in the U.S. than in Asia during the first nine months of 2006, resulting in a significant disadvantage in raw material costs to U.S. polyester producers and a corresponding increase in polyester imports.
          Selling, general and administrative expenses were $43.8 million, or 4.1% of net sales, in the 2006 period compared to $46.3 million, or 4.3% of net sales, in the 2005 period, primarily due to lower compensation expense at the management level.
          We incurred charges of $34.1 million related to the Johnsonville fibers disposal during the 2006 nine month period. Of the $34.1, approximately $30 million were non-cash items related to asset write-downs. The remaining portion of the disposal charges were mainly employee restructuring charges. For additional information, see Note 4 to the Condensed Consolidated Financial Statements.
          We incurred restructuring charges of $1.5 million and $0.6 million for the nine months ended September 30, 2006 and 2005, respectively. For additional information, see Note 5 to the Condensed Consolidated Financial Statements.
          Other expense, net totaled $8.3 million and $43.1 million for the nine months ended September 30, 2006 and 2005, respectively. Other expense, net for the 2005 period consisted primarily of legal fees, settlements, and other expenses related to an investigation by the Department of Justice (which it has since abandoned) and costs incurred related to hurricane Katrina. Other expense, net for the 2006 period includes costs related to hurricane Katrina. For additional information, see Note 7 to the Condensed Consolidated Financial Statements.
          As a result of the foregoing, we reported an operating loss of $56.4 million in the 2006 period compared to operating income of $7.7 million in the 2005 period.
          Interest expense, net was $42.6 million in the 2006 period compared to $33.2 million in the 2005 period. This increase was primarily due to higher interest rates and higher debt balances.
          Our effective tax rate for the nine months ending September 30, 2006 on a net loss was 36.1% compared to 37.6% on a net loss for the nine months ended September 30, 2005. Our tax rate changed due to the relative proportion of U.S. to foreign earnings, our overall earnings level, and nondeductible compensation payments made in 2005. Foreign earnings are taxed at rates lower than U.S. rates.
          As a result of the foregoing, we reported a net loss of $63.3 million for the nine months ended September 30, 2006, compared to a net loss of $15.9 million for the nine months ended September 30, 2005.
          We recorded accretion based on the fair market value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. This amount was $10.6 million and $10.8 million for the nine months ended September 30, 2006 and 2005, respectively.
          As a result of the foregoing, we reported a net loss attributable to common stockholders of $73.9 million, or $2.32 per diluted share, for the nine months ended September 30, 2006 period, compared to a net loss attributable to common stockholders of $26.7 million, or $0.84 per diluted share, for the nine months ended September 30, 2005 period.
OUTLOOK
          The following statements include forward-looking statements and should be read in conjunction with “Forward-Looking Statements; Risks and Uncertainties” below.
          Our financial results are primarily determined by our sales volumes and raw material margins, which are impacted primarily by industry capacity utilization, changes in the price of our raw materials and selling prices, and the differential in raw material costs between the U.S. and Asia.
          We expect our PET resin margins to be lower in the fourth quarter of 2006 relative to the third quarter of 2006. Our fourth quarter 2006 PET resin margins will be adversely impacted by the expected additional capacity of 1.6 billion pounds that is starting in 2007 as PET resin producers compete to obtain purchase commitments. We also expect that our PET resin margins will be adversely impacted by PET resin selling price declines. These selling price declines are expected to be precipitated by a worldwide decline in raw material costs during the fourth quarter of 2006, while our inventories will reflect higher raw material costs due to our first-in-first-out inventory accounting policy. Finally, we expect NAFTA raw material costs to remain significantly above Asian raw material costs in the fourth quarter of 2006, facilitating the importation of PET resin from Asia, which will put downward pressure on U.S. PET resin selling prices.
          While we expect our polyester staple fiber selling prices to decline due to the decrease in chemical raw material costs and imports, we expect an overall margin improvement for our U.S. polyester staple fiber business in the fourth quarter. In addition, our European fibers sales volume should increase in the fourth quarter due to normal seasonal factors.
          The combined result of these factors is that we expect our fourth quarter 2006 overall gross profit to be less than that reported in the third quarter of 2006.
          Looking ahead to 2007, we expect the additional NAFTA PET resin capacity of approximately 1.6 billion pounds (about a 17% increase) to continue to put downward pressure on PET resin margins. We expect the impact of this to be partially offset by normal PET resin demand growth, a more favorable trade balance as the chemical raw material cost difference between NAFTA and Asia approaches historical levels, and more stable raw material costs. Since most of the new PET resin capacity is expected to be operational in the first half of the year, we expect utilization rates and margins to improve during the second half of 2007 and during 2008.
          As a result of the Johnsonville fibers disposal, our fiber sales volume is expected to be lower in 2007, although we expect our fiber operating results to improve because of more stable raw material costs and additional operating efficiencies of between $5 million and $10 million, as we consolidate our domestic fiber operations at our Palmetto, SC facility.
          We expect to be reimbursed by insurance in the fourth quarter of 2006 or first quarter 2007 for costs and lost PET resin profits resulting from hurricane Katrina, less our $20 million deductible. We also expect to receive a payment related to the continued Dumping and Subsidy Offset Act of 2000 (the “CDO”) in the fourth quarter of 2006 which is expected to be equal to or lower than the amount received in 2005. The CDO was repealed in February 2006, but U.S. Customs will continue to distribute anti-dumping duties collected through September 30, 2007 to injured companies.
           We continue to explore strategic alternatives for our European fibers and PET resin operations in order to improve our financial results, but no future actions have been approved at this time. If further actions are approved, additional restructuring charges may be incurred.

CAPITAL RESOURCES AND LIQUIDITY
           Net cash used in operations was $70.4 million for the nine months ended September 30, 2006, compared to net cash used in operations of $1.5 million for the nine months ended September 30, 2005. The difference in the net cash used by operating activities in the 2006 period compared to the net cash used in the 2005 period was primarily the result of the increased net loss and the changes in operating assets and liabilities, principally due to higher accounts receivable. The higher accounts receivable was primarily the result of increased production and sales in the first nine months of 2006 as we rebuilt our sales volume following the effects of hurricane Katrina during the second half of 2005. (For additional information on the effect of hurricane Katrina, see Note 7 to the Condensed Consolidated Financial Statements.) In addition, our higher selling prices and raw material costs resulted in higher working capital.
           Net cash used in investing activities amounted to $26.6 million in the 2006 period compared to $40.8 million in the 2005 period, consisting entirely of capital expenditures. We expect capital expenditures of approximately $4.0 million during the remainder of 2006, which is lower compared to the first nine months of 2006 due to our having completed the spending related to our PET resin expansion at our Pearl River facility.
           Net cash provided by financing activities amounted to $97.0 million in 2006 compared to net cash provided by financing activities of $36.6 million in 2005. This increase is due primarily to increased borrowings resulting from the increased net cash used in operations as described above.
           As of September 30, 2006, we had a Consolidated Fixed Charge Ratio as defined in our Revolving Credit Facility, as amended and restated (“Revolving Credit Facility”) of 0.77:1.0, which is calculated as follows:

	For the Quarter Ended
	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
(In Millions)	2005	2006	2006	2006	Total
Fixed Charges
Cash interest expense	$10.9	$11.9	$12.7	$14.8	$50.3
Capital expenditures	10.7	9.3	12.7	4.6	37.3
Cash payment of taxes	—	0.3	0.1	0.3	0.7
Dividend payments	1.6	1.6	1.7	0.7	5.6

Total Fixed Charges	$23.2	$23.1	$27.2	$20.4	$93.9

EBITDA, as defined
Net loss	$(44.0)	$(16.0)	$(11.7)	$(35.6)	$(107.3)
Income tax benefit	(16.3)	(8.8)	(5.1)	(21.8)	(52.0)
Interest expense, net	12.2	12.6	14.0	16.0	54.8
Depreciation and amortization	15.9	17.7	18.5	17.8	69.9
Nonrecurring fees/cash charges	60.4	6.2	2.3	37.9	106.9

EBITDA, as defined	$28.2	$11.7	$18.0	$14.3	$72.3

Consolidated Fixed Charge Coverage Ratio					0.77:1.0

           We have two revolving credit facilities that we use to fund our operations, a $225 million Revolving Credit Facility and a €20 million European facility. We use these to manage our daily cash flows. At September 30, 2006 we had aggregate borrowings of $153.7 million and outstanding letters of credit of $4.0 under these two facilities which resulted in aggregate availability of approximately $89.1 million. Because our Consolidated Fixed Charge Ratio as defined in our Revolving Credit Facility was less than 1.0:1.0 for the quarter ended September 30, 2006 we will not be permitted to have Availability as defined in our Revolving Credit Facility below $45 million for more than eight consecutive days during the fourth quarter of 2006. For the period July 1, 2006 through October 31, 2006 our daily aggregate availability ranged from a high of approximately $113 million to a low of approximately $47 million. Availability as defined under our Revolving Credit Facility never dropped below $45.0 million.

           In addition to our Revolving Credit Facility using EBITDA, as defined as the numerator in the determination of our Consolidated Fixed Charge Coverage Ratio (as defined in our Revolving Credit Facility) our First and Second Lien Term Loans use EBITDA, as defined, in covenants that limit our ability to incur more than $35 million in additional debt, to pay dividends to our investors, and to make other types of restricted payments, such as investments.
          We have provided the non-GAAP measure of EBITDA, as defined because our major debt agreements use this measurement as a key component which affects our liquidity, our ability to incur additional indebtedness, make investments, and make certain restricted payments, such as dividends. It is also an important measurement tool for (1) financial institutions that provide us with capital; (2) investors; and (3) our Board and management. In each instance, we use EBITDA, as defined, because it excludes items that are not expected to impact the long-term cash flow of the business and are not an indication of our ongoing operating performance. In addition, EBITDA, as defined, is an additional measure frequently used to value an enterprise and to enable investors to analyze the efficiency of our operations and to compare and/or rank us with other companies with differing capital structures. We also believe it assists investors in analyzing our future ability to pay dividends, which is a key component in many investment decisions. Our Board, CEO (our chief decision maker), and senior management use EBITDA, as defined, to evaluate the operating performance of our segments and determine incentive compensation for employees throughout the organization.
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
          In November 2006, Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) lowered Wellman’s corporate credit ratings to B- and B3, respectively based on our operating performance and debt levels. S&P downgraded the first lien term loan (maturing in 2009) from B+ to B- and the second lien term loan (maturing in 2010) from B- to CCC and stated that our outlook is negative. Moody’s downgraded our first lien term loan from Ba3 to B1 and our second lien term loan from B3 to Caa1 and placed our ratings on watch for further possible downgrades.
          Our only financial covenant is that Availability as defined in the Revolving Credit Facility can not be below $45 million for eight consecutive days as long as our Consolidated Fixed Charge Coverage Ratio is below 1.0:1.0. If business conditions deteriorate significantly in 2007 from third quarter 2006 levels and we have not received cash from other sources, such as proceeds from our insurance claim resulting from hurricane Katrina or reduced working capital to reduce debt, then we may not have sufficient liquidity to be able to meet this financial covenant.
          During the second quarter of 2006 we filed a universal shelf registration statement providing for the issuance of up to $400.0 million of debt and/or equity securities. We have not sold any securities under this shelf registration.

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
ITEM 4. CONTROLS AND PROCEDURES
(a)	Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a—14(c) and 15d — 14(c) promulgated under the Securities Exchange Act of 1934, were effective on that date.

(b)	Based upon an evaluation of whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is reasonably likely to materially affect, such internal control occurred during the period covered by this Report, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that no such change occurred .
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          In January 2001, we received a document subpoena in connection with a federal grand jury investigation of pricing practices in the polyester staple fiber industry. We cooperated with the investigation by producing documents in response to this subpoena. In September 2004, the Department of Justice informed us that it abandoned the investigation and would not seek indictments against Wellman or any of its employees in connection with this investigation.
          Following the public disclosure of the investigation, numerous producers of polyester staple fiber, including Wellman, were named in 24 federal actions brought by direct purchasers of polyester staple fiber asserting claims of violations of U.S. antitrust laws due to alleged price fixing and market allocation in the polyester staple industry. Ten of these cases were brought as class actions. Direct and indirect purchasers also brought a class action against Wellman and certain other companies in Canada under Canadian law. All of these cases have been settled.
          In addition to the cases discussed above, indirect purchasers of polyester staple fiber products filed 41 purported class actions alleging violations of federal antitrust laws, state antirust or unfair competition laws and certain state consumer protection acts in one federal court and various state courts. Each lawsuit alleged a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. These cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina South Dakota, Tennessee, West Virginia and Wisconsin and sought damages of unspecified amounts, attorneys’ fees and costs and other, unspecified relief. All of these cases except the one pending in California have been settled, and the court has approved the settlements; however, that approval has been appealed. In California, the parties have entered into a settlement agreement, but no hearing has been held to determine whether the court will approve it.
          We vehemently deny that we or our employees engaged in price fixing or customer allocation, and we intend to vigorously defend any civil claims if the settlement agreements described above that have not received final approval are ultimately not approved, unless we can settle them in a cost effective manner.
          We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe the ultimate disposition of this litigation will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits.

4(a)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt, which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.2	First Amendment to the Amended and Restated Credit Agreement, dated October 20, 2006, between Wellman, Inc. and Deutsch Bank Trust Company Americas as administrative agent and collateral agent (Exhibit 99.1 of the Company’s Form 8-K filed on October 26, 2006, incorporated by reference

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.

Dated November 9, 2006	By /s/ Keith R. Phillips

Chief Financial Officer and
Vice President
(Principal Financial Officer)

Dated November 9, 2006	By /s/ Mark J. Ruday

Chief Accounting Officer,
Vice President and Controller
(Principal Accounting Officer)