Form 10-K/A
period 2005-12-31
WELLMAN INC
filed 2006-11-21
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Name of
Each Exchange
on Which
Title of Each Class	Registered

Common Stock, $0.001 par value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

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

EXPLANATORY NOTE

This Form 10-K/A is being filed to reclassify the acquisition cost of the long-term raw material contract acquired in 2004 from cash flows from investing activities to cash flows from operating activities in our Consolidated Statement of Cash Flows for the year ended December 31, 2004. We have also added additional disclosures in Note 1, “Summary of Significant Accounting Policies,” to clarify that the acquisition cost of the long-term raw material contract is amortized ratably over the expected purchases. Item 7. “Managements’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” has been revised for the reclassification of the acquisition cost of the long-term raw material contract and the related amortization.

For the convenience of the reader, this Form 10-K/A sets forth the entire 2005 Form 10-K. However, this Form 10-K/A amends and restates only Items 7, 8, 9A, the Report of Independent Registered Accounting Firm on the Consolidated Financial Statements, and the Report of Independent Registered Accounting Firm on Management’s Assessment and the Effectiveness of Internal Control over Financial Reporting. The aforementioned change to the Consolidated Statement of Cash Flows for the year ended December 31, 2004 has no effect on our financial position as of December 31, 2005 and 2004 or our results of operations for the fiscal years ended December 31, 2005, 2004, and 2003. Except as noted above, no information in this Form 10-K/A has been updated for any subsequent information or events from the original filing.

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

NAFTA PET Resin Industry Supply/Demand Balance

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

2005 NAFTA PET Resin Capacity by Producer

Total Capacity: 8.26 billion pounds

  Source: SBA-CCI, Inc. (March 2006), Wellman

The European PET resin market has significantly more producers than the NAFTA market. In Europe, we compete with many of the NAFTA competitors as well as additional competitors, such as Advansa (formerly DuPontSA), Selenis, Novapet, and Equipolymers Global (a Dow/KPC joint venture).

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

U.S. Polyester Staple Fiber Industry Supply/Demand Balance

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

As illustrated by the following chart, following the hurricanes in the Gulf Coast area, the U.S. cost for chemical polyester raw materials rose sharply in comparison to raw material costs in China and Korea/Taiwan.

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

		Stated Annual
		Production Capacity
		(In millions
Location	Principal Products	of pounds)

Darlington, S.C. (Palmetto)	PET resins	760	(1)
Hancock County, MS (Pearl River)	PET resins	560	(2)
Emmen, the Netherlands	PET resins	120
Darlington, S.C. (Palmetto)	Polyester staple fiber	500
Johnsonville, S.C.	Polyester staple fiber	160
Mullagh, Ireland	Polyester staple fiber	185
Johnsonville, S.C.	Engineering resins	70

(1)	Includes 260 million pounds of amorphous PET resin capacity in excess of solid-stating capacity. The 260 million pounds consist of (i) 90 million pounds, which are solid-stated externally pursuant to a long-term contract; (ii) 90 million pounds, which are sold as amorphous PET resin pursuant to a long-term contract; and (iii) 80 million pounds, which are available for external sales as amorphous PET resin.

(2)	Excludes polymerization production equipment with an annual capacity of approximately 300 million pounds, which is in the process of being converted in order to manufacture PET resin. This conversion is expected to be fully operational in the second quarter of 2006.

Item 3.	Legal Proceedings

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

Other Assets

Other assets include the acquisition cost relating to the long-term raw material contract which is being amortized based on the volume of material purchased in any period divided by the total volume expected to be purchased under the contract.

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

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operations was $26.0 million for 2005, compared to net cash used in operations of $98.8 million for 2004. Improved operations and the effects of the February 2004 Financing were principally responsible for this change.

Net cash used in investing activities amounted to $51.4 million in 2005, compared to $165.1 million in 2004. Investing activities for 2005 and 2004 were comprised of capital expenditures in the amounts of $51.4 million and $15.1 million, respectively, and in 2004, also included the purchase of sale-leaseback assets of $150.0 million in conjunction with the February 2004 Financing. The higher capital expenditures in 2005 are primarily related to the expansion of PET resin capacity at our Pearl River facility. We expect our 2006 capital expenditures to approximate our 2005 levels primarily due to our PET resin expansion at our Pearl River facility.

Net cash provided by financing activities amounted to $19.8 million in 2005 compared to $63.6 million in 2004. The net proceeds from the February 2004 Financing of $489.5 million plus $206.4 million in cash ($695.9 million in total) were used to pay balance sheet debt, purchase PET resin assets that were leased under a sale and leaseback transaction, acquire a long-term raw material contract, purchase accounts receivable, and pay certain financing costs, interest and fees. We incurred $40.2 million of non-capitalizable financing costs (including non-cash charges) as a part of the February 2004 Financing. For additional information on the non-capitalizable financing costs, see Note 7 to the Consolidated Financial Statements.

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

The following table describes our current debt facilities at December 31, 2005:

TABLE I

					Amounts
					Available
					under
		Total		Amount	Committed
	Maturity	Facility	Commitment	Outstanding	Facilities
	(In millions)

Revolving Credit Facility(1)	February 2009	$175.0	$175.0	$50.1	$124.9
First Lien Term Loan(2)	February 2009	$185.0	$185.0	$185.0	$—
Second Lien Term Loan(3)	February 2010	$265.0	$265.0	$261.4	$—
European Facility(4)	July 2010	$23.7	$20.5	$—	$20.5
Other	N/A	$2.1	$2.1	$2.1	$—

Total		$650.8	$647.6	$498.6	$145.4

Adjustments(5)					$(4.2)

					$141.2

(1)	We have a $175.0 million revolving credit facility secured by our domestic accounts receivable, domestic inventory and other related intangibles that matures on February 10, 2009. Our borrowing capacity is based on our domestic accounts receivable and inventory, less outstanding letters of credit and the termination value of financial instruments, but cannot exceed $175.0 million. Pricing on the Revolving Credit Facility is based on our leverage ratio as defined in the Revolving Credit Facility. The credit spread over LIBOR and the prime rate borrowings ranges from 200 to 275 basis points and 100 to 125 basis points, respectively.

(2)	We have a $185.0 million First Lien Term Loan which matures on February 10, 2009, which is primarily secured by our domestic real property, plant and equipment. Our annual interest rate is three-month LIBOR plus 400 basis points and is paid quarterly. There is a LIBOR floor of 200 basis points.

(3)	We have a $265.0 million Second Lien Term Loan, which matures on February 10, 2010 which is secured by a second priority interest in substantially all of our domestic assets. Our annual interest rate is three-month LIBOR plus 675 basis points and is paid quarterly. There is a LIBOR floor of 200 basis points. The amount outstanding is net of the unamortized portion of an original issue discount.

(4)	Effective July 2005, certain of our foreign subsidiaries entered into a five-year €20 million multi-currency facility, secured by their trade accounts receivable. While interest rates vary by currency borrowed, we primarily borrow in Euros, and the Euro borrowing rate is the Bank’s Prime Rate plus 2% (4.94% at December 31, 2005).

(5)	The adjustments are a reduction in the amounts available under the Revolving Credit Facility due to outstanding letters of credit and the mark-to-market value of outstanding swaps. For additional information on swaps, see Note 7 to the Consolidated Financial Statements.

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

TABLE II

	Payments Due by Period
					Greater
					Than
		Less	Years	Years	5
		Than	1-3	3-5	Years
		1	(Years	(Years	Years
		Year	2007	2009	2011
Contractual		(Year	&	&	&
Obligations	Total	2006)	2008)	2010)	Beyond
	(In millions)

Debt Agreements (see Table I)	$498.6	$0.3	$1.6	$496.7	$—
Interest Payments on Debt Agreements(6)	194.3	51.7	103.5	39.1	—
Operating Leases(7)	47.5	7.9	13.5	10.6	15.5

Total	$740.4	$59.9	$118.6	$546.4	$15.5

(6)	Interest payments on Debt Agreements include the unamortized portion of an original issue discount. Future interest rates are based on a forward rate curve.

(7)	These amounts relate primarily to operating leases for our railcars, computer hardware, and executive offices.

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

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)

									Accumulated
								Common	Other
	Series A Preferred Stock Issued		Series B Preferred Stock Issued		Class A Common Stock Issued		Paid-In	Stock	Comprehensive	Retained	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income/(Loss)	Earnings	Stock	Total

Balance at December 31, 2002					34.4	$—	$248.5		$(3.2)	$230.9	$(49.5)	$426.7
Net loss										(96.6)		(96.6)
Currency translation adjustments									27.3			27.3
Minimum pension liability adjustments									(0.8)			(0.8)
Fair value of derivatives									1.9			1.9

Total comprehensive loss												(68.2)
Cash dividends ($0.36 per share)										(11.5)		(11.5)
Issuance of Series A preferred stock	4.5	$48.7										48.7
Issuance of Series B preferred stock			6.7	$72.4								72.4
Equity transaction costs							(9.0)					(9.0)
Accretion		2.3		3.6						(5.9)		—
Beneficial conversion charge							4.2			(4.2)		—
Issuance of restricted stock, net					—	—	0.2					0.2
Amortization of deferred compensation, net							1.4					1.4
Issuance of common stock warrants								$4.9				4.9

Balance at December 31, 2003	4.5	51.0	6.7	76.0	34.4	—	245.3	4.9	25.2	112.7	(49.5)	465.6
Net loss										(38.8)		(38.8)
Currency translation adjustments									10.3			10.3
Minimum pension liability adjustments									(2.1)			(2.1)
Fair value of derivatives									(2.4)			(2.4)

Total comprehensive loss												(33.0)
Cash dividends ($0.20 per share)										(6.3)		(6.3)
Equity transaction costs							(0.1)					(0.1)
Accretion		5.0		7.3						(12.3)		—
Exercise of stock options, net					—	—	0.2					0.2
Issuance of restricted stock, net					0.1	—	0.1					0.1

Balance at December 31, 2004	4.5	56.0	6.7	83.3	34.5	—	245.5	4.9	31.0	55.3	(49.5)	426.5
Net loss										(30.0)		(30.0)
Currency translation adjustments									(20.6)			(20.6)
Minimum pension liability adjustments									(22.6)			(22.6)
Fair value of derivatives									0.9			0.9

Total comprehensive loss												(72.3)
Cash dividends ($0.20 per share)										(6.5)		(6.5)
Accretion		5.7		8.5						(14.2)		—
Issuance of restricted stock, net					0.4	—	1.7					1.7

Balance at December 31, 2005	4.5	$61.7	6.7	$91.8	34.9	$—	$247.2	$4.9	$(11.3)	$4.6	$(49.5)	$349.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In millions)

Cash flows from operating activities:
Net loss	$(30.0)	$(38.8)	$(96.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	51.3	55.4	47.1
Amortization	1.7	0.8	5.6
Amortization of the acquisition cost of a long-term raw material contract	15.7	14.4	—
Amortization in interest expense, net	4.2	4.0	2.0
Deferred income taxes and other	(19.9)	(24.0)	(69.9)
Loss on sale of discontinued business and impairment losses	—	—	134.8
Acquisition cost of long-term raw material contract	—	(77.1)	—
Non-capitalizable financing costs	—	21.0	—
Loss on disposal of assets	1.3	1.2	0.8
Changes in assets and liabilities:
Accounts receivable	35.4	(60.2)	(68.6)
Inventories	(22.3)	(21.2)	(1.0)
Prepaid expenses and other current assets	5.2	(0.3)	(2.1)
Accounts payable, accrued liabilities, and other current liabilities	(9.5)	25.3	23.5
Other	(7.1)	0.7	7.6

Net cash provided by (used in) operating activities	26.0	(98.8)	(16.8)

Cash flows from investing activities:
Additions to property, plant and equipment	(51.4)	(15.1)	(15.5)
Purchase of assets subject to sale and leaseback transaction	—	(150.0)	—
Proceeds from sale of business	—	—	1.1

Net cash used in investing activities	(51.4)	(165.1)	(14.4)

Cash flows from financing activities:
Proceeds from debt	26.3	469.7	239.4
Repayments of debt	—	(370.0)	(100.0)
Termination of swaps	—	(11.9)	—
Debt issuance costs	—	(18.0)	—
Issuance of preferred stock (Series A & B) and warrants	—	—	126.0
Financing costs	—	(0.1)	(17.3)
Exercise of employee stock options	—	0.2	—
Issuance of restricted stock, net	—	—	0.2
Dividends paid on common stock	(6.5)	(6.3)	(11.5)

Net cash provided by financing activities	19.8	63.6	236.8

Effect of exchange rate changes on cash and cash equivalents	—	0.4	(0.1)

Increase (decrease) in cash and cash equivalents	(5.6)	(199.9)	205.5
Cash and cash equivalents at beginning of year	5.6	205.5	—

Cash and cash equivalents at end of year	$0.0	$5.6	$205.5

Supplemental cash flow data:
Cash paid during the year for:
Interest (net of amounts capitalized)	$41.1	$33.1	$10.0
Income taxes	$1.0	$6.3	$1.0

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(In millions, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	Net Book
	Value at	Pretax Impact
	End of	of Reducing
	Year	Depreciation
	(In millions)

As of and for the year ending December 31, 2003	$3.6	$1.6
As of and for the year ending December 31, 2004	$0.2	$0.7
As of and for the year ending December 31, 2005	$5.2	$0.4

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

Notes to Consolidated Financial Statements — (Continued)

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

Other Assets

Other Assets include the acquisition cost of the long-term raw material contract which was acquired with a portion of the net proceeds from our February 2004 Financing. The acquisition cost of the long-term raw material contract is being amortized based on the volume of material purchased in any period divided by the total volume expected to be purchased under the contract.

We have reclassified the acquisition cost of the long-term raw material contract acquired in 2004 in our statement of cash flows for the year ended December 31, 2004 as well as the amortization of that contract in our statements of cash flows for the years ended December 31, 2004 and 2005.

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

Notes to Consolidated Financial Statements — (Continued)

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

Currently, we account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognize compensation expense over the vesting period for the difference between the

Notes to Consolidated Financial Statements — (Continued)

exercise price and the fair value of the shares at the date of grant. The difference between the employee purchase price and the fair value of restricted stock awarded is considered to be compensatory. Based on a decision by our Board of Directors in December 2005, all unvested stock options awarded to employees in August 2003 were vested as of December 30, 2005. We will adopt SFAS No. 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our financial statements based on their fair values, in the first quarter of 2006. We do not expect the adoption of this Statement to have an impact on our Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements — (Continued)

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

Notes to Consolidated Financial Statements — (Continued)

These costs were reflected in Operating income (loss) in our Consolidated Statements of Operations. The following represents changes in the accruals since December 31, 2003.

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

Notes to Consolidated Financial Statements — (Continued)

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

Notes to Consolidated Financial Statements — (Continued)

In 2004, we incurred the following expenses (including non-cash charges) as a part of the February 2004 Financing referenced above:

(In millions)

Termination of Swap Agreements	$14.4
Pre-payment Penalties	13.9
Write-Off of Debt Issuance Costs	6.6
Other Expenses	5.3

Non-Capitalizable Financing Costs	$40.2

8.	INCOME TAXES

For financial reporting purposes, the Loss from continuing operations before income taxes for the years presented is as follows:

	Years Ended December 31,
	2005	2004	2003
	(In millions)

United States	$(53.0)	$(61.8)	$(152.9)
Foreign	5.0	7.3	1.8

	$(48.0)	$(54.5)	$(151.1)

Significant components of the provision for Income tax benefit are as follows:

	Years Ended December 31,
	2005	2004	2003
	(In millions)

Current:
Federal	$–	$6.1	$—
State	0.1	—	0.1
Foreign	0.4	0.2	(0.2)

	0.5	6.3	(0.1)

Deferred:
Federal	(18.5)	(21.9)	(53.6)
State	—	—	(0.8)
Foreign	—	(0.1)	0.1

	(18.5)	(22.0)	(54.3)

	$(18.0)	$(15.7)	$(54.4)

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

Our other defined contribution plan is the Wellman, Inc. Employee Stock Ownership Plan (the ESOP). In 2003, as part of our restructuring and cost reductions we suspended our contributions to the ESOP. Subsequently, the ESOP was frozen and in late 2005 the ESOP assets for the non-union participants were transferred to a defined contribution plan for these participants and we applied for permission to terminate the ESOP. We received permission to terminate the ESOP and distribute the remaining funds to the union participants in 2006. Expense related to the ESOP amounted to $0.8 million for the year ended December 31, 2003. All ESOP shares are considered outstanding for our earnings per share computations. Dividends paid on ESOP shares are included in the overall dividends.

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

Notes to Consolidated Financial Statements — (Continued)

economic conditions, such as inflation and our expected future compensation levels when compared to historical performance.

The significant weighted-average assumptions were as follows:

	2005		2004		2003
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans

Discount rate	5.75%	4.95%	6.25%	5.46%	6.75%	5.71%
Expected return on plan assets	8.25%	6.77%	8.50%	8.10%	9.00%	8.25%
Rate of compensation increase	—	3.00%	—	3.00%	—	3.21%

The components of net periodic cost were as follows:

	2005		2004		2003
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans
	(In millions)

Service cost	$0.5	$2.7	$0.4	$2.3	$0.4	$2.0
Interest cost	3.2	3.9	3.2	3.6	3.3	3.0
Expected return on plan assets	(3.5)	(5.1)	(3.3)	(5.6)	(3.0)	(4.7)
Net amortization and deferral	1.4	1.9	1.0	0.6	1.1	0.6
Curtailment loss	—	0.3	—	0.2	—	0.2

Net periodic pension cost	$1.6	$3.7	$1.3	$1.1	$1.8	$1.1

II.	Projected Benefit Obligations

The following are the principle assumptions that were used to compute the projected benefit obligation at the end of 2005 and 2004.

	2005		2004
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans

Assumptions
Average weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.00%	3.96%	5.75%	4.95%
Rate of compensation increases	—	3.63%	—	3.00%

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes change in the projected benefit obligation for the domestic and foreign plans for these years:

	2005		2004
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
	(In millions)

Change in benefit obligation:
Projected benefit obligation at beginning of year	$57.0	$86.8	$54.1	$66.2
Service cost	0.5	2.7	0.4	2.3
Interest cost	3.2	3.9	3.2	3.6
Actuarial loss	14.2	36.8	2.7	11.1
Benefits paid	(3.6)	(1.7)	(3.4)	(2.9)
Exchange gain	—	(13.0)	—	6.3
Curtailment loss	—	0.3	—	0.2

Projected benefit obligation at end of year	$71.3	$115.8	$57.0	$86.8

III.	Plan Assets

Our domestic and foreign pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	2005				2004
	Domestic Plans		Foreign Plans		Domestic Plans		Foreign Plans
		%		%		%		%
(In		of		of		of		of
millions)	Value	Total	Value	Total	Value	Total	Value	Total

Assets by Category:
Equity securities	$27.1	61.7%	$58.2	67.8%	$28.3	66.0%	$52.9	64.1%
Debt securities	16.8	38.3	20.9	24.3	14.6	34.0	21.8	26.4
Real estate	—	—	4.5	5.2	—	—	4.3	5.2
Other	—	—	2.3	2.7	—	—	3.5	4.3

Total	$43.9	100.0%	$85.9	100.0%	$42.9	100.0%	$82.5	100.0%

Investment Policies

In determining our long-term rate of return on plan assets, our objective is to obtain the highest possible return over the long-term commensurate with the appropriate level of assumed risk. In order to moderate the investment portfolio’s volatility, we develop a forecast of financial market returns over a wide range of potential future economic trends.

Notes to Consolidated Financial Statements — (Continued)

Our investment policies and asset allocation resulted in the following change in our plan assets.

	2005		2004
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
		(In millions)

Change in plan assets:
Fair value of plan assets at beginning of year	$42.9	$82.5	$39.5	$69.9
Actual return on plan assets	1.5	13.3	2.9	7.3
Contributions	3.1	3.0	3.9	2.3
Benefits paid	(3.6)	(1.7)	(3.4)	(2.9)
Exchange gain	—	(11.2)	—	5.9

Fair value of plan assets at end of year	$43.9	$85.9	$42.9	$82.5

Increase in minimum liability included in other comprehensive loss	$14.9	$14.7	$2.1	$0.7

IV.	Funded Status

Our plans had the following funded status at the end of each year as indicated in the table below. The funded status when combined with the unrecognized net actuarial loss, prior service cost and transition obligation is the Accrued Benefit Cost which is the net amount reflected on our balance sheet.

	2005		2004
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
	(In millions)

Projected Benefit obligation at end of year	$71.3	$115.8	$57.0	$86.8
Fair value of plan assets at end of the year	43.9	85.9	42.9	82.5

Funded status at the end of the year	(27.4)	(29.9)	(14.1)	(4.3)
Unrecognized net actuarial loss	32.2	51.7	17.3	30.0
Unrecognized prior service cost	—	—	0.1	—
Unrecognized transition obligation	—	(0.1)	—	(0.2)

Accrued benefit cost	$4.8	$21.7	$3.3	$25.5

Notes to Consolidated Financial Statements — (Continued)

V.	Accumulated Benefit Obligations

The accumulated benefit obligation for all defined benefit pension plans was $158.7 million and $128.0 million at December 31, 2005 and 2004, respectively. When the plan assets are less than the accumulated benefit obligation a minimum pension liability must be reflected in other comprehensive income. The following is the calculation of that amount.

	2005		2004
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
	(In millions)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$71.3	$69.4	$57.0	$15.9
Accumulated benefit obligation	$71.3	$54.5	$57.0	$13.4
Fair value of plan assets	$43.9	$46.0	$42.9	$10.8
Increase in minimum pension liability in other comprehensive loss	$14.9	$14.7	$2.1	$0.7

VI.	Cash Flows

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

Estimated Future Benefit Payments

The following benefit payments for our domestic and foreign defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid:

	Domestic	Foreign Benefit
	Benefit Payments	Payments
	(In millions)

2006	$3.8	$1.6
2007	$3.8	$1.7
2008	$3.7	$1.8
2009	$3.7	$1.9
2010	$3.7	$2.0
Years 2011-2015	$19.5	$12.9

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

At our 2004 annual meeting, our shareholders approved the implementation of a new Wellman, Inc. Restricted Stock Plan (New Restricted Stock Plan). Pursuant to the New Restricted Stock Plan, certain of our employees are eligible to receive awards of restricted common stock shares (Restricted Awards). The terms of the restrictions and the awards are at the sole discretion of the Compensation Committee. A total of 1,000,000 shares of common stock are reserved for issuance under the New Restricted Stock Plan. On June 28, 2004, 125,000 Restricted Awards were issued to employees. The initial restriction term is two years and the fair market value of the common stock on the

Notes to Consolidated Financial Statements — (Continued)

date of issuance was approximately $7.99 per share. At December 31, 2005, 5,000 Restricted Awards have been forfeited before the restrictions lapsed. On March 14, 2005, 395,000 restricted stock awards were granted, which vest over five years with provisions for accelerated vesting if certain financial targets are achieved. The fair market value of the common stock on the date of issuance was $15.15 per share. The fair market value times the number of Restricted Awards is being amortized to compensation expense over the vesting period of the awards.

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

Notes to Consolidated Financial Statements — (Continued)

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

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the three years ended December 31, 2005 follows:

		Weighted Average
		Price per
	Shares	Share

Outstanding December 31, 2002	3,665,768	$17.59
Granted	498,000	10.46
Exercised	(4,800)	9.64
Cancelled	(310,040)	17.85

Outstanding December 31, 2003	3,848,928	16.66
Granted (Directors Only)	8,000	8.02
Exercised	(17,600)	9.64
Cancelled	(1,010,310)	17.65

Outstanding December 31, 2004	2,829,018	16.33
Exercised	(22,880)	9.66
Cancelled	(214,880)	26.38

Outstanding December 31, 2005	2,591,258	$15.55

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

Notes to Consolidated Financial Statements — (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of foreign currency and interest rate contracts described above and in Note 7 and temporary cash investments and trade accounts receivable. The counterparties to the contractual arrangements are a diverse group of major financial institutions with which we also have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the other parties, and

Notes to Consolidated Financial Statements — (Continued)

no material loss would be expected from nonperformance by any one of such counterparties. We place our temporary cash investments with financial institutions with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Five of our customers comprise approximately 40% of our total accounts receivable. A down turn in the financial condition of any of these customers may have a negative impact on our financial results of operations.

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

The following table summarizes the carrying amounts and estimated fair values of our financial instruments at December 31, 2005 and 2004:

	2005		2004
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives
Cash and cash equivalents	$—	$—	$5.6	$5.6
Accounts receivable	$160.3	$160.3	$200.2	$200.2
Accounts payable	$102.4	$102.4	$113.3	$113.3
Borrowing arrangements	$498.6	$510.1	$471.5	$480.1
Derivatives — receive (pay):
Cash flow hedges	$(0.2)	$(0.2)	$(3.4)	$(3.4)
Forward foreign currency contracts	$—	$—	$0.1	$0.1

15.	OPERATING SEGMENT AND GEOGRAPHIC AREAS

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

Notes to Consolidated Financial Statements — (Continued)

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

		Fibers and
	Packaging Products	Recycled Products
	Group	Group	Total
	(In millions)

2005
Revenues	$781.4	$595.5	$1,376.9
Segment profit	$48.1	$6.6	$54.7
Assets	$704.0	$300.5	$1,004.5
Amortization and depreciation	$41.4	$27.3	$68.7
Capital expenditures	$40.3	$11.1	$51.4

2004
Revenues	$747.9	$557.1	$1,305.0
Segment profit (loss)	$29.5	$(5.5)	$24.0
Assets	$775.4	$315.3	$1,090.7
Amortization and depreciation	$44.2	$26.4	$70.6
Capital expenditures	$9.4	$5.7	$15.1

2003
Revenues	$632.0	$477.3	$1,109.3
Segment profit (loss)	$17.3	$(3.3)	$14.0
Assets	$455.2	$382.7	$837.9
Amortization and depreciation	$28.9	$23.8	$52.7
Capital expenditures	$7.6	$7.9	$15.5

Notes to Consolidated Financial Statements — (Continued)

Following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	2005	2004	2003
	(In millions)

Segment Profit
Total for reportable segments	$54.7	$24.0	$14.0
Impairment charge	—	—	(135.3)
Restructuring charges	(0.6)	(2.6)	(10.2)
Provision for uncollectible accounts	(0.5)	(0.8)	(3.5)
Other expense, net	(56.2)	(37.0)	(6.0)
Interest expense, net	(45.4)	(38.1)	(10.1)

Loss from continuing operations before income taxes	$(48.0)	$(54.5)	$(151.1)

Assets
Total for reportable segments	$1,004.5	$1,090.7	$837.9
Corporate assets(1)	94.2	76.2	279.2

Total Assets	$1,098.7	$1,166.9	$1,117.1

(1)	Corporate assets include cash, prepaid expenses, construction in progress and other assets not allocated to the segments.

Net sales and Operating income (loss) for the years ended December 31, 2005, 2004 and 2003 and long-lived assets at the end of each year, classified by the major geographic areas in which we operate, are as follows:

	2005	2004	2003
	(In millions)

Net sales
U.S.	$1,179.8	$1,104.6	$927.7
Europe	197.1	200.4	181.6

	$1,376.9	$1,305.0	$1,109.3

Operating income (loss)
U.S.	$(4.1)	$(23.7)	$(143.2)
Europe	1.5	7.3	2.2

	$(2.6)	$(16.4)	$(141.0)

Long-lived assets
U.S.	$598.1	$603.0	$488.3
Europe	49.2	52.5	54.7

	$647.3	$655.5	$543.0

Revenues are attributed to the geographic areas where the products were produced.

Notes to Consolidated Financial Statements — (Continued)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the years ended December 31, 2005 and 2004 is summarized as follows:

	March	June	Sept.	Dec.
	31,	30,	30,	31,	Total
	2005	2005	2005	2005	2005
	(In millions, except per share data)

Income Statement Data:
Net sales	$386.3	$345.0	$344.3	$301.3	$1,376.9
Cost of sales	340.8	326.4	312.4	279.5	1,259.1

Gross profit	45.5	18.6	31.9	21.8	117.8
Selling, general and administrative expenses	18.1	13.7	14.9	16.4	63.1
Restructuring charges(2)	—	0.6	—	—	0.6
Provision for uncollectible accounts	—	—	0.4	0.1	0.5
Other expense, net(3)	1.8	26.0	15.3	13.1	56.2

Operating income (loss)	25.6	(21.7)	1.3	(7.8)	(2.6)
Interest expense, net	10.4	11.2	11.6	12.2	45.4

Earnings (loss) before income taxes (benefit)	15.2	(32.9)	(10.3)	(20.0)	(48.0)
Income tax expense (benefit)	4.2	(10.2)	(4.1)	(7.9)	(18.0)

Net earnings (loss)	$11.0	$(22.7)	$(6.2)	$(12.1)	$(30.0)

Net earnings (loss) attributable to common stockholders:
Net earnings (loss)	$11.0	$(22.7)	$(6.2)	$(12.1)	$(30.0)
Accretion	(4.0)	(3.4)	(3.4)	(3.4)	(14.2)

Net earnings (loss) attributable to common stockholders	$7.0	$(26.1)	$(9.6)	$(15.5)	$(44.2)

Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders(4)	$0.22	$(0.82)	$(0.30)	$(0.49)	$(1.40)

Basic weighted-average common shares outstanding	31.7	31.7	31.7	31.7	31.7

Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders(4)	$0.20	$(0.82)	$(0.30)	$(0.49)	$(1.40)

Diluted weighted-average common shares outstanding	53.8	31.7	31.7	31.7	31.7

Notes to Consolidated Financial Statements — (Continued)

	March	June	Sept.	Dec.
	31,	30,	30,	31,	Total
	2004(1)	2004(1)	2004(1)	2004(1)	2004
	(In millions, except per share data)

Income Statement Data:
Net sales	$293.8	$329.0	$310.0	$372.2	$1,305.0
Cost of sales	276.4	305.7	295.5	343.6	1,221.2

Gross profit	17.4	23.3	14.5	28.6	83.8
Selling, general and administrative expenses	14.5	13.8	14.6	16.9	59.8
Restructuring charges(2)	0.3	0.8	1.3	0.2	2.6
Provision for uncollectible accounts	0.3	—	—	0.5	0.8
Other expense (income), net(3)	41.4	1.1	0.6	(6.1)	37.0

Operating income (loss)	(39.1)	7.6	(2.0)	17.1	(16.4)
Interest expense, net	7.5	10.1	10.5	10.0	38.1

Earnings (loss) from continuing operations before income taxes (benefit)	(46.6)	(2.5)	(12.5)	7.1	(54.5)
Income tax expense (benefit)	(18.4)	(1.0)	(4.9)	8.6	(15.7)

Net loss	$(28.2)	$(1.5)	$(7.6)	$(1.5)	$(38.8)

Net loss attributable to common stockholders:
Net loss	$(28.2)	$(1.5)	$(7.6)	$(1.5)	$(38.8)
Accretion	(3.0)	(3.0)	(3.1)	(3.2)	(12.3)

Net loss attributable to common stockholders	$(31.2)	$(4.5)	$(10.7)	$(4.7)	$(51.1)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders(4)	$(0.99)	$(0.14)	$(0.34)	$(0.15)	$(1.61)

Basic and diluted weighted-average common shares outstanding	31.6	31.6	31.6	31.6	31.6

(1)	Certain amounts have been reclassified to conform to the full-year 2005 presentation.

(2)	Quarterly net earnings (loss) include restructuring charges. For additional information on restructuring charges, see Note 6.

(3)	Other expense (income), net consisted of the following amounts for the periods indicated:

	March	June	Sept.	Dec.
	31,	30,	30,	31,	Total
	2005	2005	2005	2005	2005
	(In millions)

Legal costs (See Note 5)	$1.8	$26.1	$8.0	$—	$35.9
Hurricane Katrina costs	—	—	7.4	16.6	24.0
Rebates from anti-dumping duties	—	(0.1)	(0.1)	(3.5)	(3.7)

	$1.8	$26.0	$15.3	$13.1	$56.2

	March	June	Sept.	Dec.
	31,	30,	30,	31,	Total
	2004	2004	2004	2004	2004
	(In millions)

Legal costs (See Note 5)	$1.2	$1.1	$1.3	$1.8	$5.4
Non-capitalizable financing costs	40.2	—	—	—	40.2
Rebates from anti-dumping duties	—	—	(0.7)	(7.9)	(8.6)

	$41.4	$1.1	$0.6	$(6.1)	$37.0

(4)	Based on the requirements of SFAS No. 128, “Earnings Per Share,” to calculate the quarterly earnings (loss) per share independently of the annual earnings (loss) per share, the sum of the four quarters’ earnings (loss) per share will not necessarily equal the annual earnings (loss) per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Wellman, Inc.

We have audited the accompanying consolidated balance sheets of Wellman, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements and schedule of Wellman International Limited, a wholly-owned subsidiary, which statements reflect total assets constituting 10% as of December 31, 2005 and 2004, and total net sales constituting 9% in 2005, 10% in 2004 and 10% in 2003 of the related consolidated totals. Those financial statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such wholly owned subsidiary, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, based upon our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1 — Other Assets, the Company has reclassified its Statement of Cash Flows.

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

Charlotte, North Carolina
March 14, 2006, except for changes described in Note 1 — Other Assets which is dated November 20, 2006

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

	Balance	Charged				Balance
	at	to				at
	Beginning	Costs				End
	of	and				of
Description	Year	Expenses	Other	Deductions		Year
	(In millions)

Allowance for doubtful accounts Receivable:
Year ended December 31, 2005	$2.6	$0.5	$—	$1.0	(a)	$2.1

Year ended December 31, 2004	$3.8	$0.8	$(0.3)	$1.7	(a)	$2.6

Year ended December 31, 2003	$7.7	$3.5	$0.1	$7.5	(a)	$3.8

(a)	Accounts written off and reduction of allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Exhibit Number		Description

3.1		Certificate of Amendment to Restated Certificate of Incorporation dated June 26, 2003 (Exhibit 3(a)(5) of the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein)
*3	.2	Restated By-Laws, as of August 14, 2001

Exhibit Number		Description

4.1		Credit agreement dated as of February 10, 2004, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, Deutsche Bank Securities Inc., as lead arranger and bookrunner, JP Morgan Chase Bank as syndication agent and certain other financial institutions (Exhibit 4(a)(1) of the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein)

*4	.2	First Amendment to Credit Agreement, dated as of December 22, 2005, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent

4.3		First Lien Senior Credit Agreement dated as of February 10, 2004, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, JP Morgan Chase Bank as syndication agent, Deutsche Bank Securities Inc., as joint lead arranger and joint lead bookrunner, JP Morgan Securities Inc. as joint lead arranger and joint lead bookrunner and certain other financial institutions (Exhibit 4(a)(2) of the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein)

4.4		Second Lien Senior Credit Agreement dated as of February 10, 2004 between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, JP Morgan Chase Bank as syndication agent, Deutsche Bank Securities Inc., as joint lead arranger and joint lead bookrunner, JP Morgan Securities Inc. as joint lead arranger and joint lead bookrunner, and certain other financial institutions (Exhibit 4(a)(3) of the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein)

4.5		Rights Agreement dated as of August 31, 2001 between the Company and First Union National Bank, as Rights Agent (Exhibit 4 of the Company’s Registration Statement on Form 8-A, incorporated by reference herein)

4.6		Amendment to Rights Agreement dated as of February 12, 2003, by and between Wellman, Inc. and Wachovia Bank, N.A., f/k/a First Union National Bank, as Rights Agent (Exhibit 4.1 to the Company’s Form 8-K dated February 27, 2003 incorporated by reference herein)

4.7		Common Stock Purchase Warrant dated as of February 12, 2003 for the purchase of 1,250,000 shares of common stock (Exhibit 4(f) to the Company’s Form 10-K for the year ended December 31, 2002, incorporated by reference herein)

4.8		Securities Purchase Agreement by and between Wellman, Inc. and Warburg Pincus Private Equity VIII, LP, dated as of February 12, 2003 (Exhibit 4(g) to the Company’s Form 10-K for the year ended December 31, 2002, incorporated by reference herein)

4.9		Common Stock Purchase Warrant dated as of June 27, 2003 for the purchase of 1,250,000 shares of common stock (Exhibit 4(h) of the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein)

Executive Compensation Plans and Arrangements

10.1		Wellman, Inc. Directors Stock Option Plan (Exhibit 10(g) of the Company’s Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)

10.2		Wellman, Inc. Third Amended and Restated Management Incentive Compensation Plan for the Executive Group (Exhibit 10(h) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

*10	.3	Wellman, Inc. Life Insurance Plan for Designated Employees

10.4		Wellman, Inc. Amended and Restated 1997 Stock Option Plan (Exhibit 10(k) of the Company’s Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)

*10	.5	Wellman, Inc. Deferred Compensation and Restricted Stock Plan, effective as of February 17, 1998 and as amended as of December 1, 1998 and December 31, 2002 and December 31, 2004

10.6		Wellman, Inc. Restricted Stock Plan, effective June 1, 2004 (Exhibit 4 of the Company’s Form S-8, filed on June 30, 2004, incorporated by reference herein)

10.7		Employment Agreement dated as of March 14, 2005 between the Company and Thomas M. Duff (Exhibit 10(a) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

Exhibit Number	Description

10.8	Employment Agreement dated as of March 14, 2005 between the Company and Keith R. Phillips (Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.9	Employment Agreement dated as of March 14, 2005 between the Company and Joseph C. Tucker (Exhibit 10(c) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.10	Employment Agreement dated as of March 14, 2005 between the Company and Michael E. Dewsbury (Exhibit 10(d) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.11	Employment Agreement dated as of March 14, 2005 between the Company and Audrey L. Goodman (Exhibit 10(e) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.12	Employment Agreement dated as of March 14, 2005 between the Company and Mark J. Ruday (Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.13	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Thomas M. Duff (Exhibit 10(m) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.14	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Keith R. Phillips (Exhibit 10(n) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.15	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Joseph C. Tucker (Exhibit 10(o) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.16	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Michael E. Dewsbury (Exhibit 10(p) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.17	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Audrey L. Goodman (Exhibit 10(q) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.18	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Mark J. Ruday (Exhibit 10(r) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.19	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Thomas M. Duff (Exhibit 10(s) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.20	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Keith R. Phillips (Exhibit 10(t) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.21	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Joseph C. Tucker (Exhibit 10(u) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.22	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Michael E. Dewsbury (Exhibit 10(v) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.23	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Audrey L. Goodman (Exhibit 10(w) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

10.24	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Mark J. Ruday (Exhibit 10(x) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

Exhibit Number		Description

*10	.25	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Thomas M. Duff

*10	.26	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Keith R. Phillips

*10	.27	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Joseph C. Tucker

*10	.28	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Michael E. Dewsbury

*10	.29	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Audrey L. Goodman

*10	.30	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Mark J. Ruday

Other Material Agreements

10.31		Trademark Assignment and License, dated January 28, 1988, by and among Fiber Industries, Inc., Hoechst-Celanese Corporation and Celanese (Exhibit 10.14 of Fiber Industries, Inc.’s Registration Statement on Form S-1, File No. 33-20626, incorporated by reference herein)

*21		Subsidiaries

23.1		Consent of Ernst & Young LLP

23.2		Consent of KPMG Chartered Accountants, Dublin, Ireland

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99	.1	Report of KPMG on the Consolidated Financial Statements of WIL

*99	.2	Report of KPMG on Management’s Assessment and the Effectiveness of Internal Control over Financial Reporting for WIL

* Previously filed

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2006.

WELLMAN, INC.

/s/  Thomas M. Duff
Thomas M. Duff
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 21, 2006.

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