Form 10-K
period 2006-12-31
WELLMAN INC
filed 2007-03-16
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $4.04 per share (the closing price of such stock on June 30, 2006 on the New York Stock Exchange), as of the last day of the registrant’s most recently completed second fiscal quarter: $94,998,081.

The number of shares of the registrant’s Class A Common Stock, $0.001 par value, and Class B Common Stock, $0.001 par value, outstanding as of March 1, 2007 was 32,831,250 and 0, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2007 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2007) is incorporated by reference in Parts II and III hereof.

CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In millions)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Consolidated Financial Statements (In millions, except share and per share data)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2006, 2005 and 2004
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON MANAGEMENT’S ASSESSMENT AND THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Ex-21 Subsidiaries
Ex-23.1 Consent of Ernst & Young LLP
Ex-23.2 Consent of KPMG Chartered Accountants, Dublin, Ireland
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO
Ex-99.1 Report of KPMG on the Consolidated Financial Statements of WIL
Ex-99.2 Report on Management's Assessment of the Effectiveness of Internal Control over Financial Reporting for WIL

PART I

Item 1.	Business

In the first quarter of 2007, we announced that we made the strategic decision to focus on our chemical-based PET resin and polyester staple fiber businesses. This will allow us to capitalize on our two world-class, state-of-the-art facilities which utilize some of the latest technology to produce a wide variety of high-quality, value-added products. The scale and flexibility of these facilities allow us to service the PET resin and fiber markets with the right products at competitive costs. We are changing our management organization and internal financial reporting structure to reflect and support our new strategy. We are moving from a divisional organization to a functional one, which should allow us to better utilize our human resources, focus on our end markets, reduce operating and logistical costs and improve efficiencies at our manufacturing facilities. As part of this change, we reorganized our operations into two segments: a chemical-based segment and a recycled-based segment.

Our chemical-based segment is principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin and Fortrel® polyester staple fiber. At December 31, 2006, this segment had stated annual operating capacity to manufacture approximately 1.9 billion pounds of polyester, consisting of 1.4 billion pounds of solid-stated PET resin and 0.5 billion pounds of polyester staple fiber. We manufacture these products at two major production facilities in the United States.

Our recycled-based segment is principally engaged in the manufacturing and marketing of recycled-based polyester staple fiber in Europe and Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin in the U.S. for use in the injection molding industry. At December 31, 2006, this segment had stated annual operating capacity to manufacture approximately 0.2 billion pounds. We are exploring strategic alternatives for these non-core businesses to allow us to improve our operating results, generate cash to pay down debt, and provide the highest possible return to our stockholders.

The following table contains certain key financial metrics for each of the three years presented.

	2006	2005	2004
		(Adjusted)	(Adjusted)
	(In millions, except per share data)

Net sales	$1,332.0	$1,305.6	$1,228.9
Gross profit	$38.6	$119.7	$78.1
Operating loss	$(62.4)	$(37.5)	$(29.2)
Loss from continuing operations	$(83.7)	$(58.5)	$(50.1)
Per share net loss attributable to common stockholders from continuing operations	$(3.07)	$(2.29)	$(1.97)
Total assets	$993.3	$1,076.5	$1,137.4
Capital expenditures from continuing operations	$29.0	$49.4	$14.5

(a)	Certain amounts have been adjusted to reflect our voluntary change in accounting principle for recognizing net acturial gains and losses related to our defined benefit plans and revised to reflect discontinued operations.

We have provided a non-GAAP measure, “EBITDA, as defined,” because our major Debt Agreements use this measurement as a key component which affects our ability to incur additional indebtedness, make investments, and make certain restricted payments, such as dividends. It is also an important measurement tool for (1) financial institutions that provide us with capital; (2) investors; and (3) our Board and management. In each instance, we use EBITDA, as defined because it excludes items that are not expected to impact the long-term cash flow of the business and are not an indication of our ongoing operating performance. In addition, EBITDA, as defined is a measure frequently used to value an enterprise and to enable investors to analyze the efficiency of our operations and to compare and/or rank us with other companies with differing capital structures. We also believe it assists investors in analyzing our future ability to pay dividends, which is a key component in many investment decisions. Our Board of Directors, CEO (our chief operating decision maker), and senior management use EBITDA, as defined to evaluate the operating performance of our business segments and determine incentive compensation for employees throughout the organization. EBITDA, as defined, is calculated in accordance with our Debt Agreements by adding Earnings (Loss) from Continuing Operations, Income Tax Expense (Benefit), Interest Expense, Net, Depreciation and Amortization and Permitted Adjustments.

The following table reconciles Loss from Continuing Operations to EBITDA, as defined.

	2006	2005
		(Adjusted)
	(In millions)

Loss from continuing operations	$(83.7)	$(58.5)
Income tax benefit	(36.7)	(24.4)
Interest expense, net	58.0	45.4
Depreciation and amortization	68.2	66.4
Permitted Adjustments(a)	49.0	105.8

EBITDA, as defined	$54.8	$134.7

(a)	Permitted Adjustments are adjustments specified in our Debt Agreements which are used in the calculation of EBITDA, as defined. The following table details Permitted Adjustments for the periods indicated.

	2006	2005
	(In millions)

Goodwill impairment	$33.4	$—
Johnsonville Fibers closure costs, net	31.7	—
Actuarial (gains) losses for defined benefit plans	(22.2)	41.4
Hurricane Katrina costs, net	1.4	24.0
Legal & settlement costs	—	35.9
Other	4.7	4.5

Total Permitted Adjustments	$49.0	$105.8

EBITDA, as defined, is the primary financial measure used by our Chief Operating Decision Maker (i.e., our Chief Executive Officer) to assess performance and allocate resources. As such, EBITDA, as defined, is the financial measurement used to report segment profit (loss) under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The segment profit (loss) is as follows:

	2006	2005
		(Adjusted)
	(In millions)

Chemical-based segment	$46.9	$115.2
Recycled-based segment	7.9	19.5

Total	$54.8	$134.7

Despite the importance of EBITDA, as defined, we recognize that this non-GAAP financial measure does not replace the presentation of our GAAP financial results and is not intended to represent cash flows or an alternative to Earnings (loss) from continuing operations. The EBITDA, as defined information we provide is simply supplemental information and an additional measurement tool to assist our management and certain investors in analyzing our performance.

Our operating results are primarily determined by our sales volume and raw material margin, which is the difference between net selling price and raw material cost. Both PET resin and polyester staple fiber sales volume and raw material margins increase or decrease as a result of supply and demand factors, competitive conditions, global economic and market conditions, export and import activity, and the prices of competing materials. Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations. Given our substantial unit volumes, the impact on profitability from changes in raw material margins is significant. A one-cent per pound change in raw material margin on approximately 2.1 billion pounds of sales volume results in an annual change of approximately $21.0 million in pretax earnings.

Chemical-Based Segment

Our chemical-based segment manufactures and markets:

•	PermaClear®, PermaClear HP®, and Thermaclear Ti® solid-stated PET resin from chemical-based raw materials for use in the manufacturing of plastic beverage bottles and other food packaging and

•	Fortrel® chemical-based polyester staple fiber for use in home furnishing, non-woven, apparel, and industrial products.

These chemical-based polyester products are produced at our Palmetto Plant located in Darlington, South Carolina and our Pearl River Plant, located in Hancock County, Mississippi.

The following table presents certain key financial measurements for our chemical-based segment for the years ending December 31, 2006 and 2005.

	2006	2005
		(Adjusted)
	(In millions)

Net Sales	$1,050.6	$1,008.7
Segment Profit (Loss)(a)	$46.9	$115.2
Segment Depreciation and Amortization	$57.3	$54.0
Assets	$791.4	$781.2
Capital Expenditures	$24.6	$41.0

(a)	The measurement for segment profit (loss) is EBITDA, as defined. For more information, including a reconciliation of segment profit (loss) to loss from continuing operations, see Item 1. “Business.”

We sell to a diverse group of customers, including North American and South American based manufacturers of various types of plastic containers and textiles. Graham Packaging Holding, Inc. represented approximately 13% of our total net sales for 2006 and 2005. Six customers represented approximately 43% of our total net sales in 2006. The unexpected loss of any of these customers may result in a temporary reduction in net sales and profitability.

The majority of our products were marketed by 20 employees at December 31, 2006. We also utilize representatives or agents for certain sales. Our products are promoted through various activities, including advertising, sales promotions and market development, into a variety of textile and packaging markets. We are actively involved with our customers in joint end-use product development efforts to meet their future needs.

Raw Materials

Our chemical-based polyester products are produced from purified terephthalic acid (PTA) and monoethylene glycol (MEG), which, combined, represent approximately 70-75% of our total product unit costs. The chemical feedstocks in the polyester chain are illustrated below.

Polyester Chain

We purchase PTA produced by BP Amoco Chemical Company pursuant to long-term supply contracts. We purchase MEG under long-term supply contracts with Lyondell (parent of Equistar Chemicals), and MEGlobal Americas, Inc. (a joint venture between Dow Chemical Co. and Kuwait Petrochemical Co.). The prices of PTA and MEG are primarily determined by crude oil prices, natural gas prices, worldwide supply and demand of their feedstocks, and global polyester production. These have fluctuated in the past and are expected to continue to do so in the future. We have long-term supply contracts in place for these chemical raw materials.

The 2005 Gulf Coast hurricanes had a devastating impact on the production of PTA and MEG in the U.S. Raw material costs in the U.S. increased to unprecedented levels in the fourth quarter of 2005 as a result of these disruptions, while Asian raw material prices only increased marginally.

As illustrated by the following chart, the price difference between the U.S. and both China and Korea/Taiwan increased between February through October of 2006 and then dropped sharply in November of 2006 and has continued to decrease through February of 2007.

Global Polyester Chemical Raw Material Costs
January 2005 — February 2007

 * China prices excludes VAT

** Feb. Far East prices are preliminary.

Source: Chem-Data, PCI (Feb. 2007), Wellman

Note: All industry information presented in Item 1. “Business” includes industry data which are taken from sources we believe to be reliable and may have been modified by us based on our knowledge of the industry.

In 2006, the U.S. price for paraxylene (PX), the raw material for PTA, the primary raw material for polyester, rose to new record levels and was significantly above Asian PX prices. Globally, there was a tight supply/demand balance for PX, which was further impacted by a number of PX production plants operating at less than full capacity. In the U.S. this was exacerbated by the increase in U.S. mixed xylenes (MX) prices, the feedstock for PX. MX is used in both the gasoline and chemical markets. The demand for MX by the gasoline sector normally increases in the second and third quarters of the year as MX provides octane enhancing properties to summer gasoline blends. In 2006, the gasoline sector’s value on MX was extraordinarily high due to record high gasoline prices in the U.S. This was also compounded by the U.S. government mandate to phase out methyl tertiary butyl ether (MTBE) in summer gasoline blends. MX demand increased due to the phase-out of MTBE. The combination of these factors resulted in record high prices in the U.S. for MX, PX and PTA. These market pressures on MX and PX prices did not occur in Asia and a wide gap opened up once again between U.S. and Asian PX and PTA prices, permitting Asian polyester imports into the U.S. to remain at high levels, because foreign producers could sell at lower prices. As gasoline refiners switched from summer to winter gasoline blends, the high demand for MX declined and U.S. MX, PX, and PTA prices declined sharply, reducing the Asian raw material cost advantage over the U.S. late in the fourth quarter of 2006.

For additional information on our raw materials, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements; Risks and Uncertainties.”

PET Resin

Each of our major markets is highly competitive. We compete in these markets primarily on the basis of product quality, price, customer service, and brand identity. The chart below illustrates our primary competitors in North America and their percentages of the total annual capacity in the North American Free Trade Agreement (NAFTA) PET resin market.

2007 NAFTA PET Resin Capacity by Producer

Total Capacity: 9.3 billion pounds
  Source: SBA-CCI (Feb. 2007), Wellman, Inc.

For additional information on competitors, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements; Risks and Uncertainties.”

We sell our PET resins into a variety of packaging markets whose end products are beverage and food containers. Both North American and global PET resin demand continues to grow, driven by new product applications for PET, conversions from other packaging materials to PET, and the overall growth in beverage and food consumption. The following chart illustrates PET resin consumption in the NAFTA region from 1990 through 2006:

NAFTA PET Resin Consumption

Source: SBA-CCI, Inc. (February 2007)

Numerous factors affect the demand for PET resin, including the producers of packaging products substituting PET for glass, aluminum, paper board and other plastics, consumer preferences and spending, the overall growth in food and beverage consumption, and weather. The PET resin markets have historically displayed price and volume cyclicality. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” and “Forward-Looking Statements; Risks and Uncertainties.”

The three major factors which affect PET resin raw material margins are the relative cost and availability of raw materials versus our competitors, particularly in Asia (See “Global Polyester Chemical Raw Material Costs January 2005 — February 2007” chart), the NAFTA net trade balance, which may be affected by the cost and availability of raw materials (See “NAFTA PET Resin Net Trade Balance” chart), and the NAFTA supply/demand balance (also referred to as capacity utilization) (See “NAFTA PET Resin Industry Supply/Demand Balance” chart).

The following chart illustrates the supply/demand balance for the NAFTA PET resin market for the years 2000 through 2006.

NAFTA PET Resin Industry Supply/Demand Balance

Source: SBA-CCI, Inc (Feb. 2007), Wellman, Inc.
Capacity is based on operating 350 days per year.

The increase in capacity utilization in 2006 was a result of a recovery in NAFTA PET resin production following last year’s disruptions caused by the 2005 Gulf Coast hurricanes. In the aftermath of the 2005 Gulf Coast hurricanes, NAFTA PET resin production was reduced due to the limited availability of polyester raw materials, which led to an increase in PET resin imports in the fourth quarter of 2005. In the first quarter of 2006, raw material availability returned to normal levels, which allowed NAFTA PET resin production to increase over fourth quarter levels. Although PET resin imports remained at high levels in 2006, they declined significantly from record levels reached in the fourth quarter of 2005. In the first quarter of 2006, PET resin imports remained high as orders placed in the fourth quarter of 2005 were delivered in early 2006. In the second and third quarters of 2006, the Asian polyester raw material cost advantage over the U.S. widened once again, permitting lower priced PET resin imports into the U.S. market. Late in the fourth quarter of 2006, the Asian raw material cost advantage narrowed significantly, resulting in diminished PET resin imports. The trend in PET resin imports is illustrated in the following chart, which shows the net trade balance by quarter for the years 2003 through 2006.

NAFTA PET Resin Net Trade Balance

All quarters are annualized
Source: U.S. Department of Commerce, Expide Logistics SA de CV, Statistics Canada,
Wellman, Inc. (Feb. 2007)

Polyester Staple Fiber

Each of our major markets is highly competitive. We compete in these markets primarily on the basis of product quality, price, customer service, and brand identity. We are the second largest producer of polyester staple fiber in the NAFTA region. The chart below illustrates our primary polyester staple fiber competitors in North America and their percentages of the total annual capacity.

2007 NAFTA Polyester Staple Fiber Capacity

Total Capacity: 2.2 billion pounds

  Source: FEB (Jan 2007), Wellman

We sell our polyester staple fiber to producers of home furnishing, non-wovens, apparel and industrial products. Numerous factors affect the demand for polyester staple fiber in our markets, including consumer preferences and spending, and retail sales patterns, which are driven by general economic conditions. The polyester staple fiber markets have historically displayed price and volume cyclicality.

Polyester staple fiber manufacturers in the NAFTA region are impacted by the actions of our competitors, the availability of raw materials, and the difference in raw material costs between the U.S. and Asia, which is a key factor in polyester staple fiber imports. Manufacturers and their customers are also adversely affected by imports of products throughout the textile chain. The Gulf Coast hurricanes in late August and September contributed to a significant increase in polyester staple fiber imports in the fourth quarter of 2005 due to the lack of domestic raw materials. Overall polyester staple fiber imports increased in 2006 compared to 2005 due to the significant Asian raw material cost advantage over the U.S. The following two charts illustrate the growth of these imports, which slowed at the end of 2006 as the raw material cost differential between the U.S. and Asia decreased.

Polyester Staple Imports Into the U.S.*
(Annualized)

* Does not include products imported from Canada and Mexico
Source: U.S. Commerce Department (Feb. 2007)

Textile and Apparel Imports Into the U.S.

% = China’s % of U.S. Textile and Apparel Imports
Source: U.S. Commerce Department (Feb. 2007)

A downturn in the U.S. or the global economy or an increase in imports of textile, apparel or polyester staple fiber products into the U.S. could adversely affect our business. Polyester textile fiber demand also may be influenced by the relative price of substitute fibers, most notably cotton.

Another factor which affects the raw material margin of U.S. polyester staple fiber is the supply/demand balance (also referred to as capacity utilization). The decrease in capacity utilization in 2006 was the result of increased imports of polyester staple fiber and downstream textile and apparel imports, primarily from China. The following chart illustrates the capacity utilization for the years 2000 through 2006.

U.S. Polyester Staple Fiber Industry Supply/Demand Balance

 Source: Fiber Economics Bureau (FEB) (Jan. 2007), Wellman, Inc.

Recycled-Based Segment

Our recycled-based segment manufactures and markets:

•	Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin in the U.S. for use in the injection molding industry and

•	Recycled-based polyester staple fiber in Europe sold under the trade names of Wellbond®, Wellene®, and Fillwell® for use in non-woven, home furnishing, and industrial products.

We have previously announced that we are exploring strategic alternatives for these non-core businesses.

Our Engineering Resin business, located in Johnsonville, SC, primarily manufactures and markets nylon engineering resin under the Wellamid® and Wellamid EcoLon® brands to the injection molding industry. We are the third largest North American producer of nylon engineering resins. These resins, which are used primarily in automotive applications, are produced using post-industrial, post-consumer, and virgin nylon compounded with various additives (glass, fibers, minerals, fire retardant, etc.) to impart desired performance characteristics. We serve a number of leading automotive original equipment manufacturers with “under the hood” injection molding applications, which are produced according to strict specification.

In Europe, we manufacture polyester staple fiber primarily from recycled raw materials at our production facility in Mullagh, Ireland. This fiber, used principally in home furnishing, non-woven, and industrial products, is exported primarily to the United Kingdom and continental Europe.

We are the largest producer of polyester staple fiber in the European market and the largest supplier of polyester staple fiber for non-woven and industrial products in the European Union. The chart below illustrates our main European polyester staple fiber competitors and their percentages of total annual capacity.

2007 European Union Polyester Staple Fiber Capacity

Total Capacity: 1.2 Billion Pounds

Source: PCI (2006 Red Book)

For additional information on competitors, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements; Risks and Uncertainties.”

The majority of our products were marketed by 20 employees at December 31, 2006. We also utilize representatives or agents for certain sales. Our products are promoted through various activities, including advertising, sales promotions and market development, into a variety of textile and molding markets. We are actively involved with our customers in joint end-use product development efforts to meet their future needs.

Our recycled-based polyester staple fiber utilizes two categories of recycled polyester raw materials: post-consumer containers and post-industrial materials. We obtain our post-consumer PET containers primarily from curbside recycling and deposit return programs. These post-consumer containers, which are utilized in our European fiber facility, are processed initially at our recycling facilities in Spijk, the Netherlands, and Verdun, France. Post-industrial materials include off-quality or off-spec production, trim and other materials generated from fiber, resin, or film manufacturing processes. The costs of recycled raw materials fluctuate, and the raw material mix used in our European fiber operations can be adjusted depending upon market conditions for the various raw materials. We purchase a portion of our recycled raw materials from manufacturers that compete with us in the sale of polyester staple fiber and PET resin.

During the third quarter of 2006, we announced a plan to close our Johnsonville fibers operation with the intention of improving our operating results, reducing our working capital and lowering overall debt. We closed the 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility during the fourth quarter of 2006 and consolidated all U.S. polyester staple fiber production into our Palmetto facility, located in Darlington, South Carolina, which has an annual capacity of 500 million pounds.

The table below, representing certain key financial measurements for our recycled-based segment for the years ending December 31, 2006 and 2005, includes the financial results of our Johnsonville fibers operation for 2006 and 2005.

	2006	2005
		(Adjusted)
	(In millions)

Net Sales	$281.4	$296.9
Segment Profit (Loss)(a)	$7.9	$19.5
Segment Depreciation and Amortization	$10.9	$12.4
Assets	$154.6	$183.1
Capital Expenditures	$4.4	$8.4

(a)	The measurement for segment profit (loss) is EBITDA, as defined. For more information, including a reconciliation of segment profit (loss) to loss from continuing operations, see Item 1. “Business.”

Discontinued Operations

During the fourth quarter of 2006, we made a decision to dispose of our European PET resins business. These assets are expected to be disposed of in the first half of 2007. The assets of this business have met the criteria for, and have been classified as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

A pretax loss of $26.5 million was recorded in the fourth quarter of 2006 to reduce the value of these assets to their fair value and to record an expected loss on disposal. This was included in discontinued operations in our Consolidated Statements of Operations. For additional information, including a breakdown of the results for discontinued operations, see Note 7 to the Consolidated Financial Statements.

Capital Investment Program

Our capital expenditures from continuing operations in 2006 were approximately $29.0 million, compared to $49.4 million and $14.5 million for 2005 and 2004, respectively. The following table provides our capital expenditures by major category:

Capital Expenditures

	2006	2005	2004
	(In millions)

Expansion/major cost reductions	$14.5	$38.0	$6.1
Maintenance of business capital(a)	14.5	11.4	8.4

Total	$29.0	$49.4	$14.5

(a)	Includes environmental, health and safety capital expenditures.

The significant increase in capital expenditures in 2005 related to our PET resin expansion at our Pearl River facility. This expansion, which began production during the second quarter of 2006, increased our PET resin capacity by 300 million pounds annually at a total capital expenditure of approximately $55.0 million.

For additional information on capital expenditures expected in 2007, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Outlook.”

Research and Development

We have approximately 62 employees devoted to research, development and technical service activities. Research and development costs for continuing operations were approximately $12.5 million, $13.0 million, and $12.4 million for 2006, 2005, and 2004, respectively.

Foreign Activities

We operate in international markets. Since large portions of our non-U.S. sales are in different currencies, changes in exchange rates may affect the financial results and sales levels of these operations. Foreign exchange contracts and borrowings in local currencies are utilized to manage our foreign currency exposure. For additional information on these exposures, see Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” and Note 16 to the Consolidated Financial Statements.

Our foreign businesses are subject to certain risks common to foreign operations and investments in foreign countries, including restrictive action by local governments, limitations on repatriating funds and changes in currency exchange rates. See Note 17 to the Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements; Risks and Uncertainties” for additional information relating to our foreign activities.

Employees

The following table provides our approximate number of employees and long-term, independent contractors, at December 31, by year:

	2006	2005	2004	2003	2002

Employees	1,500	1,900	1,700	1,900	2,200
Long-term, Independent Contractors	40	80	360	270	270

Total Personnel	1,540	1,980	2,060	2,170	2,470

At December 31, 2006, the Union of Needle Trades, Industrial and Textile Employees, Hotel Employees and Restaurant Employees represented 144 employees, of which 59 were dues paying members, at our Johnsonville, S.C. operations. This contract expires on July 29, 2008. In our European fiber business, four unions represented 193 of the 360 total employees at year-end 2006. The wage agreements with these unions expired on April 30, 2006 and we are in negotiations for a new agreement. We employ 69 people at our European PET resin operation, which at December 31, 2006, was classified as a discontinued operation, with 45 employees represented by two unions. We have a collective labor agreement in place for the year ending December 31, 2007. We believe that relations with our employees are satisfactory.

The decrease in our total number of employees from 2005 is due primarily to our closure of the Johnsonville fibers operations. For additional information on this closure, see Note 4 to the Consolidated Financial Statements.

Environmental Matters

Our facilities are subject to numerous existing and proposed laws and regulations designed to protect the environment from wastes, emissions and hazardous substances. We believe we are either in material compliance with all currently applicable regulations or are operating in accordance with the appropriate variances and compliance schedules or similar arrangements.

For additional information relating to environmental matters, see Item 7. “Management’s Discussion and Analysis of Financial Position and Results of Operations — Environmental Matters,” “Forward-Looking Statements; Risks and Uncertainties,” and Note 11 to the Consolidated Financial Statements.

Executive Officers of the Registrant

Our current executive officers are as follows:

Name and Age	Position

Thomas M. Duff, 59	Chairman, Chief Executive Officer, and Director
Keith R. Phillips, 52	Vice President, Chief Financial Officer
Audrey L. Goodman, 53	Vice President, Treasurer
Mark J. Ruday, 41	Vice President, Chief Accounting Officer and Controller
Joseph C. Tucker, 59	Vice President, Fibers and Recycled Products Group

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

Audrey L. Goodman.  Ms. Goodman has been Vice President, Treasurer since March 2001. She was Assistant Treasurer from May 1990 to March 2001.

Mark J. Ruday.  Mr. Ruday has been Vice President, Chief Accounting Officer and Controller since May 2003. Prior to that, he was the Business Operations Manager for the PET Resin Division-U.S. from March 1998 to May 2003 and was the PPG Controller from November 1995 through March 1998.

Joseph C. Tucker.  Dr. Tucker has been Vice President, Fibers and Recycled Products Group since November 2003. Prior to that, he was Vice President, Corporate Development since December 1997 and Vice President and General Manager of PET Resin-Europe from 1995 to 1997.

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

The location, principal products produced and stated annual production capacity of our major manufacturing facilities at December 31, 2006 are set forth in the table below. Domestically, we have economic ownership of the properties and either own the properties or can acquire title for nominal consideration. We own all of our international properties listed below.

		Stated Annual
		Production Capacity
Location	Principal Products	(In millions of pounds)

Chemical-Based:
Darlington, S.C. (Palmetto)	Solid-stated PET resin	500
Darlington, S.C. (Palmetto)	Amorphous polyester resin	260	(1)
Darlington, S.C. (Palmetto)	Polyester staple fiber	500
Hancock County, MS (Pearl River)	Solid-stated PET resin	860
Emmen, the Netherlands (in discontinued operations)	Solid-stated PET resin	120
Recycled-Based:
Mullagh, Ireland	Polyester staple fiber	185
Johnsonville, S.C.	Nylon engineering resin	70

(1)	This capacity is currently idle, but can be converted into solid-stated PET resin capacity at a minimal per unit capital cost.

Item 3.	Legal Proceedings

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

In addition to the cases discussed above, indirect purchasers of polyester staple fiber products filed 41 purported class actions alleging violations of federal antitrust laws, state anti-trust or unfair competition laws and certain state consumer protection acts in one federal court and various state courts. Each lawsuit alleged a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. These cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina South Dakota, Tennessee, West Virginia and Wisconsin and sought damages of unspecified amounts, attorneys’ fees and costs and other, unspecified relief. All of these cases except the one pending in California have been settled, and the court has approved the settlements; these settlements are now final and the Company is seeking dismissals of all of the settled cases. In California, the parties have entered into a settlement agreement, but no hearing has been held to determine whether the court will approve it.

We vehemently deny that we or our employees engaged in price fixing or customer allocation, and we intend to vigorously defend any civil claims if the settlement agreement referenced above, that has not received final approval, is ultimately not approved, unless we can settle it in a cost effective manner.

We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe the ultimate disposition of these matters will have a material adverse effect on our consolidated financial position or results of operations.

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

Year	High	Low	Dividend

2006
Fourth Quarter	$4.31	$2.82	$0.02
Third Quarter	$4.50	$2.40	$0.02
Second Quarter	$7.14	$3.66	$0.05
First Quarter	$7.46	$5.57	$0.05
2005
Fourth Quarter	$8.23	$5.36	$0.05
Third Quarter	$10.99	$5.62	$0.05
Second Quarter	$14.82	$9.35	$0.05
First Quarter	$15.42	$9.50	$0.05

We had 897 holders of record as of March 1, 2007. We declared a $0.02 per share dividend to stockholders of record on March 1, 2007 payable March 15, 2007.

Stock Performance Graph

The following graph compares the five-year cumulative total return on Wellman, Inc. common stock from December 31, 2001 through December 31, 2006 to the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P SmallCap 600 Index. Due to the unique nature of our operations, we believe there is not an appropriate or comparable line of business or industry index, nor could one be constructed, which would render a meaningful or accurate performance comparison. We believe that our mix of operations is unique and cannot be meaningfully compared to major publicly-owned competitors.

Wellman Stock Performance

	Dec. 01	Dec. 02	Dec. 03	Dec. 04	Dec. 05	Dec. 06
Wellman, Inc.	$100	$89	$70	$75	$49	$24
S&P 500 Index	$100	$77	$97	$106	$109	$124
S&P SmallCap 600 Index	$100	$85	$116	$142	$151	$172

We compare our stock performance to that of the S&P SmallCap 600 Index because our capitalization is comparable to other small cap companies. The above graph assumes $100 invested on December 31, 2001 in Wellman, Inc. common stock and each of the two indices. The comparison assumes that all dividends are reinvested. The stock performance shown in this graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.

Warburg Pincus Private Equity VIII, L.P. (“WP VIII”) holds 11,202,143 shares of preferred stock, which were issued on June 27, 2003 and can be converted into our common stock at a conversion price of $11.25 per share which is fixed until June 27, 2007. If WP VIII had converted its preferred stock on December 31, 2006, it would have received approximately 15.1 million shares of common stock. On June 28, 2007, the conversion price will be adjusted downward by the amount that Wellman’s stock price for the preceding trading 60 days is below $23.00 per share; however, the minimum conversion price is $6.75 per share. WP VIII also holds two warrants, each representing the right to purchase 1,250,000 shares of our common stock at $11.25 per share, which are currently exercisable.

See Note 13 to the Consolidated Financial Statements for information regarding common stock rights associated with our common stock and our restricted stock plans.

Our major financing agreements limit our common stock dividend to no more than $0.09 per share in each quarter and we can not make more than $15.0 million in Restricted Payments (as defined in the First and Second Lien Term Loans — the “Term Loans”) over the life of these financings. Restricted Payments include stock redemption payments, principal payments of subordinated debt prior to its maturity, certain investments, and dividend payments when the Fixed Charge Coverage Ratio, as defined in the Term Loans, is below 3 to 1. The Fixed Charge Coverage Ratio, as defined in the Term Loans, is the sum of the prior four quarters’ earnings (loss) from continuing operations before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by interest expense exclusive of any amortization or discounts related to the February 2004 Financing. As of December 31, 2006, our Fixed Charge Coverage Ratio under the Term Loans was 1.02 to 1.0, and we have used $10.9 million of the $15.0 million Restricted Payment limitation.

“Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for the 2007 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission on or before April 30, 2007 and is incorporated by reference.

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,
	2006	2005(a)	2004(a)	2003(a)	2002(a)
	(In millions, except per share data)

Net sales	$1,332.0	$1,305.6	$1,228.9	$1,033.8	$955.8
Gross profit	$38.6	$119.7	$78.1	$75.5	$108.3
Selling, general and administrative expenses	$55.2	$58.5	$55.4	$62.4	$61.1
Operating income (loss)	$(62.4)	$(37.5)	$(29.2)	$(144.5)	$24.4
Interest expense, net	$58.0	$45.4	$38.1	$10.1	$10.3
Earnings (loss) from continuing operations	$(83.7)	$(58.5)	$(50.1)	$(100.3)	$9.1
Earnings (loss) from discontinued operations, net of income taxes (benefit)	$(28.7)	$(1.4)	$0.6	$1.4	$(20.7)
Cumulative effect of accounting change, net of tax	$—	$—	$—	$—	$(197.0)
Accretion and beneficial conversion charge	$(14.4)	$(14.2)	$(12.3)	$(10.1)	$—
Net loss attributable to common stockholders	$(126.8)	$(74.1)	$(61.8)	$(109.0)	$(208.6)
Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$(3.07)	$(2.29)	$(1.97)	$(3.50)	$0.29
Net earnings (loss) attributable to common stockholders from discontinued operations	(0.90)	(0.05)	0.02	0.05	(0.66)
Cumulative effect of accounting change	—	—	—	—	(6.24)

Net loss attributable to common stockholders	$(3.97)	$(2.34)	$(1.95)	$(3.45)	$(6.61)

Diluted net loss per common share:
Net earnings (loss) attributable to common stockholders from continuing operations	$(3.07)	$(2.29)	$(1.97)	$(3.50)	$0.29
Net earnings (loss) attributable to common stockholders from discontinued operations	(0.90)	(0.05)	0.02	0.05	(0.65)
Cumulative effect of accounting change	—	—	—	—	(6.16)

Net loss attributable to common stockholders	$(3.97)	$(2.34)	$(1.95)	$(3.45)	$(6.52)

Dividends declared per common share	$0.14	$0.20	$0.20	$0.36	$0.36

	December 31,
	2006	2005(a)	2004(a)	2003(a)	2002(a)
	(In millions)

Balance Sheet Data:
Total assets	$993.3	$1,076.5	$1,137.4	$1,098.6	$951.0
Total debt(b)	$579.6	$498.6	$471.5	$371.0	$236.9
Stockholders’ equity	$207.1	$316.8	$396.3	$446.3	$412.2

(a)	Certain amounts have been adjusted to reflect our voluntary change in accounting principle for recognizing net actuarial gains and losses related to our defined benefit plans and revised to reflect discontinued operations.

(b)	The following summarizes our total debt and certain contractual obligations for each of the years presented.

	December 31,
	2006	2005	2004	2003	2002
	(In millions)

Total debt	$579.6	$498.6	$471.5	$371.0	$236.9
Certain contractual obligations:
Receivables securitization	—	—	—	27.8	64.2
Sale and leaseback transaction	—	—	—	155.1	165.4
Raw material contract	—	—	—	96.4	115.7

Total certain contractual obligations	—	—	—	279.3	345.3

Total debt and certain contractual obligations	$579.6	$498.6	$471.5	$650.3	$582.2

The contractual obligations summarized above were refinanced as part of our February 2004 Financing. For additional information, see Note 9 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin, Fortrel® polyester staple fiber, and Wellamid® and Wellamid EcoLon® engineering resin. We utilize a significant amount of recycled raw materials in our manufacturing operations. At December 31, 2006, we had stated annual operating capacity to manufacture approximately 1.4 billion pounds of solid stated PET resin, 0.7 billion pounds of polyester staple fiber, and 70 million pounds of Engineered Resins at four major production facilities in the United States and Europe.

Prior to January 1, 2007, our operations were classified into two reportable operating segments: the Packaging Products Group (PPG) and the Fibers and Recycled Products Group (FRPG). Our PermaClear® PET resin is produced by the PPG from purified terephthalic acid (PTA) and monoethylene glycol (MEG). This PET resin is primarily used in the manufacture of plastic beverage bottles and other food packaging. The FRPG produces Fortrel® and other polyester staple fiber that is primarily used in home furnishing, non-woven, apparel and industrial products. This fiber is produced either from PTA and MEG or recycled raw materials. In addition, the FRPG produces Wellamid® and Wellamid Ecolon® nylon engineering resin that is primarily used in the automotive industry.

In the first quarter of 2007, we announced that we made the strategic decision to focus on our chemical-based PET resin and polyester staple fiber businesses. This will allow us to capitalize on our two world-class, state-of-the art facilities which utilize some of the latest technology to produce a wide variety of high-quality, value-added products. The scale and flexibility of these facilities allow us to service the PET resin and fiber markets with the right products at competitive costs. We are changing our management organization and internal financial reporting structure to reflect and support our new strategy. We are moving from a divisional organization to a functional one, which should allow us to better utilize our human resources, focus on our end markets, reduce operating and logistical costs, and improve efficiencies at our manufacturing facilities. As part of this change, we reorganized our operations into a chemical-based segment and a recycled-based segment.

Our chemical-based segment is principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin and Fortrel® polyester staple fiber. At December 31, 2006, this segment had stated annual operating capacity to manufacture approximately 1.9 billion pounds of polyester, consisting of 1.4 billion pounds of solid-stated PET resin and 0.5 billion pounds of polyester staple fiber. We manufacture these products at two major production facilities in the United States.

Our recycled-based segment is principally engaged in the manufacturing and marketing of recycled-based polyester staple fiber in Europe sold under the tradenames of Wellbond®, Wellene®, and Fillwell® for use in non-woven, home furnishing, and industrial products and Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin in the U.S. for use in the injection molding industry. At December 31, 2006, this segment had stated annual operating capacity to manufacture approximately 0.2 billion pounds. We are exploring strategic alternatives for these businesses to allow us to improve our operating results, generate cash to pay down debt, and provide the highest possible return to our stockholders.

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

Our financial results are primarily determined by our sales volume and raw material margins, which is the difference between net selling price and raw material cost. Both PET resin and polyester staple fiber volume and raw material margins increase or decrease as a result of supply and demand factors, competitive conditions, global economic and market conditions, export and import activity, and the prices of competing materials. Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A one-cent per pound change in raw material margin on approximately 2.1 billion pounds of sales volume results in an annual change of approximately $21.0 million in pre-tax earnings.

RECENT DEVELOPMENTS

New Organization

In the first quarter of 2007, we announced that we made the strategic decision to focus on our chemical-based PET resin and polyester staple fiber businesses. This will allow us to capitalize on our two world-class, state-of-the-art facilities which utilize some of the latest technology to produce a wide variety of high-quality, value-added products. The scale and flexibility of these facilities allow us to service the PET resin and polyester staple fiber markets with the right products at competitive costs. We are changing our management organization and internal financial reporting structure to reflect and support our new strategy. We are moving from a divisional organization to a functional one, which should allow us to better utilize our human resources, focus on serving our end markets, reduce operating and logistical costs, and improve efficiencies at our manufacturing facilities. As part of this change, we reorganized our operations into a chemical-based segment and a recycled-based segment. We have previously announced that we are exploring strategic alternatives for our non-core businesses which make up the recycled-based segment.

Discontinued Operations

During the fourth quarter of 2006, we made a decision to dispose of our European PET resins business. These assets are expected to be disposed of in the first half of 2007. The assets of this business have met the criteria for, and have been classified as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

We recorded a pretax loss of $26.5 million in the fourth quarter of 2006 to reduce the value of these assets to their fair value and an expected loss on disposal. These were included in discontinued operations in our Consolidated Statements of Operations. For additional information, including a breakdown of the results for discontinued operations, see Note 7 to the Consolidated Financial Statements.

Impairment of Goodwill

Based on our evaluation of goodwill at October 1, 2006, we recorded a non-cash impairment loss of $33.4 million during the fourth quarter of 2006, which represented the carrying amount of our PPG goodwill. For information on how the impairment was calculated, see “Critical Accounting Policies and Estimates — Goodwill and Other Intangible Assets” above and Note 1 to the Consolidated Financial Statements.

Johnsonville Fibers Closure Costs

During the third quarter of 2006, we announced a plan to close the Johnsonville fibers operation with the intention of improving our operating results, reducing our working capital and lowering overall debt. We have closed the 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility during the fourth quarter of 2006 and consolidated all of our U.S. polyester staple fiber production into our Palmetto facility, located in Darlington, South Carolina, which has an annual capacity of 500 million pounds. We expect to sell the assets of our Material Recycling Division (“MRD”) which has the annual capacity to convert 190 million pounds of post-consumer PET bottles to flake and certain equipment used to produce Wellstrand® (specialty polyester and nylon coarse denier fibers), both located at our Johnsonville facility. During 2006, the FRPG recorded total charges related to the Johnsonville fibers closure of $33.3 million, approximately $30.0 million of which will not have a cash impact. For additional information on the closure, including details of the charges, see Note 4 to the Consolidated Financial Statements.

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

Revenue Recognition

Revenue from sales to customers is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Revenue is recognized at the time of delivery if we retain the risk of loss during shipment. For products that are shipped on a consignment basis, revenue is recognized when the customer uses the product.

Costs incurred in shipping the products sold are included in cost of sales. Billings to customers for shipping costs are included in the sales revenue. Provisions for allowances, discounts and rebates to customers are recorded at the time of sale based on our best estimates, which may change. A considerable amount of judgment is required in assessing the ultimate amount of allowances, discounts, and rebates. Our estimates could vary significantly from actual amounts realized, resulting in adjustments to selling prices. A $0.01 adjustment to the selling price without a corresponding change in raw material cost for one quarter on 0.5 billion pounds would result in a $5.0 million adjustment to our pretax earnings (loss).

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition. We have established an allowance for doubtful accounts based on our evaluation of the credit-worthiness of our customers and the potential risks inherent in their businesses. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, especially in light of the difficult economic conditions facing our customers. These judgments could vary significantly from actual amounts realized, resulting in changes in bad debt expense and allowances. The allowance for doubtful accounts will increase or decrease based on circumstances or specific events impacting customers, including bankruptcy filings and changes in the customers’ financial condition. For the past three years, our write-offs have ranged between $0.4 million and $0.7 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As disclosed in Note 17 to our Consolidated Financial Statements, six of our customers comprised approximately 44% of our total accounts receivable at December 31, 2006. A downturn in the financial condition of any of these customers may have a negative impact on our financial results. For trade receivables of $192.9 million and $159.3 million at December 31, 2006 and 2005, respectively, our allowances were $2.2 million and $2.1 million, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is recorded based on the purchase price of goods less estimated rebates or credits, and we principally use a first-in, first-out (FIFO) flow of inventory assumption. The physical condition (i.e., quality) of the inventories is also considered in establishing the valuation. Our estimates of rebates, credits and the physical condition of the goods are judgments and the actual results could vary significantly, either favorably or unfavorably. We have approximately 180 and 228 million pounds of polyester equivalent inventory at December 31, 2006 and 2005, respectively. A $0.01 valuation allowance on all our inventories is approximately $1.8 million and $2.3 million for December 31, 2006 and 2005, respectively. Changes in our inventory valuation resulting from such variances would affect our cost of sales. Inventories of $143.6 million and $153.6 million at December 31, 2006 and 2005, respectively, were net of reserves of $3.2 million and $0.9 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation for assets is provided based on their estimated useful lives and is computed using the straight-line method or the units of production method. Changes in circumstances such as technological advances, changes to our capital strategy, or changes to our business model could result in the actual lives differing from our estimates, in which case our operating results could be affected.

We evaluate the carrying value of long-lived assets when events or changes in circumstances indicate that the carrying value of a fixed asset group may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of a group of assets, adverse changes in the extent or manner in which the group of assets are being used, significant changes in the business climate, or current or projected cash flow losses associated with the use of a group of assets. If any of the impairment indicators are present or if other circumstances indicate that impairment may exist, we then determine whether an impairment loss should be recognized. We estimate the future undiscounted cash flows to be derived from the entire facility or site to determine its fair market value and whether or not a potential impairment exists. In estimating the future undiscounted cash flows to be generated by long-lived assets to be held and used, major assumptions and estimates include the expected period of operation, projected product pricing, raw material costs, and market supply and demand. Changes in any of these estimates and assumptions could have a material effect on the estimated future cash flows to be generated by our assets. If the carrying value exceeds the estimate of future undiscounted cash flows, we then calculate and record the impairment, which is equal to the excess of the carrying value of the asset over the estimate of its fair market value. For long-lived assets to be held and used, fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risks involved or an appraisal. For long-lived assets to be disposed of by sale, fair value is determined in a similar manner, except that fair values are reduced by disposal costs.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” goodwill, which is allocated to our PPG, is no longer amortized, but we test for impairment at least annually at the reporting unit level by comparing the estimated future discounted cash flows to the carrying value of the reporting unit, including goodwill. We use a two-step test to measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, then the implied fair value of the reporting unit goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss is limited to the carrying amount of the goodwill, and the adjusted carrying amount of goodwill will be used as its new accounting basis.

The estimate of future discounted cash flows is based upon, among other things, certain assumptions about future operating performance. Our estimates of future discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, our business model, and/or our operating performance.

Based on our evaluation of goodwill at October 1, 2006, we recognized expense of $33.4 million in the fourth quarter 2006, which represented the carrying amount of our goodwill.

Deferred Tax Assets

We record deferred tax assets for tax benefits we expect to be recognized in future periods, principally as a result of the utilization of net operating losses and tax credits. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If our businesses do not perform as expected, the valuation allowance may change. If that occurred, an adjustment to the deferred tax assets would result in an increase or decrease in our tax expense (benefit) in the period such determination was made.

Environmental Liability

Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals represent our best estimate of probable non-capital environmental expenditures. Changes in the estimates on which the accruals are based, unanticipated government enforcement actions, or changes in health, environmental, and chemical control regulations and testing requirements could result in higher or lower costs and, therefore, may have an impact on our consolidated financial results in a future reporting period. Estimated future environmental expenditures for remediation costs range from the minimum of $2.3 million to the maximum of $6.9 million on an undiscounted basis at December 31, 2006. In connection with these contingencies, we have accrued undiscounted liabilities of approximately $5.1 million and $6.6 million at December 31, 2006 and 2005, respectively, which represent our best estimate of probable non-capital environmental expenditures.

Pension Benefits

We have defined benefit plans and defined contribution pension plans that cover substantially all employees. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability (asset) related to the defined benefit plans. Key factors include the discount rate and other assumptions about the expected rates of return on plan assets, salary and pension increases and mortality tables. We consider the guidance of our professional advisors as well as market conditions, including changes in investment returns and interest rates, in making these assumptions.

We manage the assets in our defined benefit plans to obtain the highest possible return over the long-term commensurate with the appropriate level of assumed risk. In order to moderate the investment portfolio’s volatility, we forecast financial market returns over a wide range of potential future economic trends. The expected rate of return on plan assets is a long-term assumption and is reviewed annually. The discount rate reflects the market rate for high-quality fixed income debt instruments at December 31 and is subject to change each year. Holding all other assumptions constant, a one-percentage-point (1.0%) change in the assumed rate of return on plan assets for one year would result in an actuarial loss in 2007 of approximately $1.4 million. Likewise, a ten basis point (0.1%) change in the discount rate would increase our projected benefit obligations by approximately $3.0 million.

During the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains or losses relating to our defined benefit plans. Historically, we amortized actuarial gains and losses for our domestic and Dutch plans using the corridor method as defined by SFAS No. 87, “Employer’s Accounting for Pensions.” For our Irish plans, we used a five-year straight-line method (subject to the minimum amortization provisions of SFAS No. 87). We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. Actuarial gains and losses result from differences between the actual results and the assumptions used for the discount rate, return on assets, wage and inflation assumptions, changes in mortality tables and various other assumptions.

The actuarial assumptions we used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While we believe the assumptions used are appropriate, differences in actual experience or changes in assumptions may be material.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interest in securitized financial assets and is effective for fiscal years beginning after September 15, 2006. It will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of the year of adoption. The adoption of SFAS 155 is not expected to have a material effect on our Statements of Operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted as of January 1, 2007. The adoption of this interpretation is not expected to have a material effect on our Statement of Operations or financial position. In February 2007, we elected to participate in the Internal Revenue Service’s FIN 48 Initiative to expedite resolution of an uncertain tax position regarding our repatriation of foreign earnings and expect a resolution in 2007. The tax effect will be recorded in the period of resolution.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on our Statement of Operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on our Statement of Operations or financial position.

RESULTS OF OPERATIONS

2006 to 2005

The following table summarizes reasons for the changes in 2006 compared to 2005 for net sales, cost of sales, and gross profit.

	PPG(a)	FRPG(a)	TOTAL(a)
	(In millions)

Net Sales
Sales volumes	$58.0	$(56.0)	$2.0
Net selling prices	(2.5)	25.6	23.1
Foreign currency translation	—	1.3	1.3

Increase (decrease) in net sales	55.5	(29.1)	26.4

Cost of Sales
Raw material unit costs	58.6	36.5	95.1
Volume effect	47.1	(48.8)	(1.7)
Plant added unit costs	11.1	1.6	12.7
Foreign currency translation	—	1.4	1.4

Increase (decrease) in cost of sales	116.8	(9.3)	107.5

Decrease in gross profit	$(61.3)	$(19.8)	$(81.1)

(a)	Certain amounts have been adjusted to reflect our voluntary change in accounting principle for recognizing actuarial gains and losses related to our defined benefit plans and revised to reflect discontinued operations.

Net sales increased during 2006 due primarily to increased sales volumes in the PPG and higher net selling prices in the FRPG. Net selling prices for the FRPG increased in response to higher chemical raw material costs. PPG sales volumes during the 2006 period increased compared to the same period in 2005 primarily due to the completion in June of 2006 of our PET resin expansion (which increased our annual capacity by 300 million pounds) and lower operating capacity in 2005 due to hurricane Katrina. PPG was also positively impacted by the improved overall industry demand for PET resins. FRPG experienced decreased sales volumes during 2006 compared to 2005 due mainly to a reduction in U.S. polyester staple fiber demand caused by increased imports of fiber and downstream textile and apparel products.

The increase in cost of sales during 2006 is due mainly to increased raw material costs over 2005. The higher raw material unit costs during 2006 were due primarily to significant increases in the cost of PTA, our major raw material, which is derived from mixed xylenes (MX) and paraxylenes (PX). The increase in PX costs during 2006 resulted from a tightened worldwide supply-demand balance, which was further exacerbated by a number of PX production facilities throughout the world operating at less than full capacity and from the increase in U.S. MX prices, the feedstock for PX.

These changes in selling prices and raw material costs resulted in lower raw material margins during 2006 compared to 2005 for both the PPG and FRPG.

Plant-added unit costs were slightly higher than these costs in 2005 due to depreciation expense related to the start-up of our Pearl River facility expansion.

Due primarily to volatile raw material costs and our inability to increase and maintain selling prices in response to higher raw material costs, gross profit decreased by $81.1 million to $38.6 million in 2006 from $119.7 million in 2005.

Selling, general and administrative expenses were $55.2 million, or 4.1% of net sales, in 2006 compared to $58.5 million, or 4.5% of net sales, in 2005, primarily due to lower compensation expense because no incentive compensation payments were earned in 2006.

We incurred restructuring charges of $1.5 million and $0.6 million in 2006 and 2005, respectively. For additional information, see Note 8 to the Consolidated Financial Statements.

We recorded a charge for expected losses on accounts receivable of $0.4 million and $0.5 million in 2006 and 2005, respectively.

The following table details Other expense, net for 2006 and 2005:

	2006	2005
	(In millions)

Johnsonville fibers closure costs	$33.3	$—
Goodwill impairment	33.4	—
Actuarial (gains) losses for defined benefit plans	(22.2)	41.4
Legal and settlement costs	—	35.9
Hurricane Katrina costs, net	1.4	24.0
Costs (proceeds) relating to anti-dumping activities, net	(2.0)	(3.7)

Total Other expense, net	$43.9	$97.6

We incurred charges of $33.3 million related to the Johnsonville fibers closure during 2006. Approximately $30.0 million of these charges were for non-cash items related to asset write-downs. The remaining portion of the closure charges were mainly employee restructuring charges. For additional information, see Note 4 to the Consolidated Financial Statements.

Based on our evaluation of goodwill at October 1, 2006, we recognized expense of $33.4 million during the fourth quarter of 2006, which represented the carrying amount of our goodwill which was in the PPG. For information on how the impairment was calculated, see “Critical Accounting Policies and Estimates — Goodwill and Other Intangible Assets” above and Note 1 to the Consolidated Financial Statements.

In the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains or losses relating to our defined benefit plans. We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. For additional information related to the actuarial gains and losses, see Notes 2 and 12 to the Consolidated Financial Statements.

Legal costs consisted of fees, settlements, and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned) and related civil litigation. These amounts were significantly higher in 2005 when we settled all the federal claims of any direct purchasers of polyester staple fiber. For additional information on legal costs, see Item 3. “Legal Proceedings” and Note 15 to the Consolidated Financial Statements.

Hurricane Katrina costs, net consist of expenses incurred related to hurricane Katrina, which include direct damages, inventory loss, railcar damage, fixed costs, infrastructure support, and increased freight costs, net of any reimbursement we received. For additional information on the effect of hurricane Katrina on our operations, see Note 6 to the Consolidated Financial Statements.

In October 2000, the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are paid to the injured companies who file claims to that effect. We received a net cash benefit of $2.0 million and $3.7 million in 2006 and 2005, respectively. The decrease in 2006 is primarily due to a decrease in the volume of imported fiber subject to antidumping duties.

As a result of the foregoing, we reported an operating loss of $62.4 million in 2006, compared to an operating loss of $37.5 million in 2005.

Interest expense, net was $58.0 million in 2006, compared to $45.4 million in 2005. This increase was primarily due to increased interest rates and higher debt balances.

Our effective tax rate for 2006 on the loss from continuing operations was 30.5% compared to 29.4% in 2005. Our tax rate for 2006 on the loss from continuing operations was affected by a non-deductible impairment loss for Goodwill and foreign earnings taxed at favorable tax rates.

As a result of the foregoing, we reported a net loss from continuing operations of $83.7 million for 2006, or $3.07 per diluted share, compared to a net loss from continuing operations of $58.5 million, or $2.29 per diluted share, for 2005.

During the fourth quarter of 2006, we made a decision to dispose of our European PET resins business. The loss from discontinued operations, net of tax, was $28.7 million, or $0.90 per diluted share, in 2006, compared to a loss from discontinued operations, net of tax, of $1.4 million, or $0.05 per diluted share, in 2005. The 2006 results included a pretax loss of $26.5 million to reduce the value of the European PET resin assets to their fair value and an expected loss on disposal. For additional information, including a breakdown of the results for discontinued operations, see Note 7 to the Consolidated Financial Statements

We recorded accretion based on the fair market value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. This amount was $14.4 million and $14.2 million for 2006 and 2005, respectively.

As a result of the foregoing, we reported a net loss attributable to common stockholders of $126.8 million, or $3.97 per diluted share, for 2006, compared to a net loss attributable to common stockholders of $74.1 million, or $2.34 per diluted share, for 2005.

2005 to 2004

The following table summarizes reasons for the changes in 2005 from 2004 for net sales, cost of sales, and gross profit.

	PPG(a)	FRPG(a)	TOTAL(a)
	(In millions)

Net Sales
Net selling prices	$123.3	$101.8	$225.1
Sales volumes	(85.0)	(63.6)	(148.6)
Foreign currency translation	—	0.2	0.2

Increase in net sales	38.3	38.4	76.7
Cost of Sales
Volume effect	(67.5)	(52.4)	(119.9)
Raw material unit costs	83.0	69.1	152.1
Plant added unit costs	(3.0)	5.6	2.6
Foreign currency translation	—	0.3	0.3

Increase in cost of sales	12.5	22.6	35.1

Increase in gross profit	$25.8	$15.8	$41.6

(a)	Certain amounts have been adjusted to reflect our voluntary change in accounting for net actuarial gains and losses related to our defined benefit plans and revised to reflect discontinued operations.

Net selling prices in both the PPG and the FRPG increased in response to higher raw material costs. The decrease in PPG sales volumes occurred as a result of our Pearl River facility losing more than 2 months of production due to hurricane Katrina, an increase in PET resins imports into the U.S. in the fourth quarter of 2005 as a result of the effects of the 2005 Gulf Coast hurricanes, and our attempt in the second quarter of 2005 to maintain selling prices and inventory destocking by our customers as prices declined. These price declines were primarily caused by declines in global raw material costs during the second quarter of 2005, which resulted from a decrease in Chinese purchases of polyester chemical raw materials.

The decrease in sales volumes for the FRPG is due to our strategic decision to reduce the stated annual polyester staple fiber capacity at our Johnsonville, S.C. facility by approximately 80 million pounds, a continued decline in U.S. textile fiber demand, an increase in imports into the U.S. in the fourth quarter of 2005 as a result of the 2005 Gulf Coast hurricanes, and poor economic conditions in the European fibers market.

The higher raw material unit costs were due to higher purchase prices in both our PPG and FRPG, which more than offset lower sales volumes.

Plant added unit costs were higher overall compared to the same period last year primarily due to higher energy rates and the cost of transitioning our Johnsonville facility to a reduced annual capacity of 160 million pounds.

Selling, general and administrative expenses were $58.5 million, or 4.5% of net sales, in 2005 compared to $55.4 million, or 4.5% of net sales, in 2004. The higher spending was primarily due to our reinstatement of certain salary and benefit programs effective January 1, 2005.

We incurred restructuring charges of $0.6 million and $1.8 million in 2005 and 2004, respectively, related to our cost reduction programs for continuing operations (see Note 8 to the Consolidated Financial Statements).

We recorded a charge for expected losses on accounts receivable of $0.5 million and $0.7 million in 2005 and 2004, respectively.

The following table details Other expense, net for 2005 and 2004:

	2005	2004
	(In millions)

Legal and settlement costs	$35.9	$5.4
Actuarial losses for defined benefit plans	41.4	12.4
Hurricane Katrina costs, net	24.0	—
Non-capitalizable financing costs	—	40.2
Costs (proceeds) relating to anti-dumping activities, net	(3.7)	(8.6)

	$97.6	$49.4

Legal costs consisted of fees, settlements, and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned) and related civil litigation. These amounts increased substantially in 2005, when we settled all the federal claims of any direct purchasers of polyester staple fiber. For additional information on legal costs, see Item 3. “Legal Proceedings” and Note 15 to the Consolidated Financial Statements.

In the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains or losses relating to our defined benefit plans. We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. As a result of this change in accounting principle, we adjusted all prior periods. For additional information, see Notes 2 and 12 to the Consolidated Financial Statements.

Hurricane Katrina costs, net consist of expenses incurred related to hurricane Katrina, which include direct damages, inventory loss, railcar damage, fixed costs, infrastructure support, and increased freight costs. For additional information on the effect of hurricane Katrina on our operations, see Note 6 to the Consolidated Financial Statements.

The non-capitalizable financing costs consisted of costs associated with our previous financings that were repaid in the first quarter of 2004. For additional information on these costs, see Note 9 to the Consolidated Financial Statements.

In October 2000, the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are paid to the injured companies who file claims to that effect. We received a net cash benefit of $3.7 million and $8.6 million in 2005 and 2004, respectively. The decrease in 2005 is primarily due to the higher antidumping duties collected in prior years which were released for distribution among injured companies in 2004 and a decrease in the volume of imported fiber subject to antidumping duties.

As a result of the foregoing, we reported an operating loss of $37.5 million in 2005 compared to an operating loss of $29.2 million in 2004.

Interest expense, net, was $45.4 million in 2005 compared to $38.1 million in 2004. This increase was primarily due to increased interest rates.

Our effective tax rate for 2005 on earnings (loss) from continuing operations was 29.4% compared to 25.5% for 2004. Our tax rate changed due to the relative proportion of U.S. to foreign earnings and our overall earnings level. Foreign earnings are taxed at rates lower than U.S. rates. In addition, during 2004 we incurred tax expense of $6.1 million as a result of our taking advantage of the lower tax rate on foreign repatriation as allowed under the American Jobs Creation Act.

As a result of the foregoing, we reported a loss from continuing operations of $58.5 million, or $2.29 per diluted share, for 2005, compared to a loss from continuing operations of $50.1 million, or $1.97 per diluted share, for 2004.

Loss from discontinued operations, net of tax, was $1.4 million, or $0.05 per diluted share, in 2005, compared to earnings from discontinued operations, net of tax, of $0.6 million, or $0.02 per diluted share, in 2004. For additional information on discontinued operations, see Note 7 to the Consolidated Financial Statements.

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

As a result of the foregoing, we reported a net loss attributable to common stockholders of $74.1 million, or $2.34 per diluted share, for 2005, compared to a net loss attributable to common stockholders of $61.8 million, or $1.95 per diluted share, for 2004.

OUTLOOK

The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements; Risks and Uncertainties” below.

In the first quarter of 2007, we made a strategic decision to focus on our U.S. chemical based PET resin and polyester staple fiber businesses. This will allow us to capitalize on our two world-class, state-of-the art facilities which utilize some of the latest technology to produce a wide variety of high-quality, value-added products. The scale and flexibility of these facilities allow us to service the PET resin and fiber markets with the right products at competitive costs. We are changing our management organization and internal financial reporting structure to reflect and support our new strategy. We are moving from a divisional organization to a functional one, which should allow us to better utilize our human resources, focus on our end markets, reduce operating and logistical costs and improve efficiencies at our manufacturing facilities. We have consolidated our U.S. fiber production at our Palmetto facility, which should allow us to improve operating efficiencies. In addition, we expect to reduce SG&A costs by 5-10% as we change our organization in support of this new strategy. As part of this strategy, we will pursue strategic alternatives for our non-core recycled-based businesses, which include the European polyester staple fibers business and the U.S. Engineering Resins business. We expect these activities to generate significant cash flow and to pay down debt over the next 12 to 18 months — See “Capital Resources and Liquidity” below.

Our operating results are primarily determined by our sales volume and raw material margin, which is impacted primarily by the differential in raw material costs between the U.S. and Asia and industry capacity utilization and NAFTA net trade balance.

We expect that polyester raw material costs in the U.S. in 2007 will be less volatile and more competitive with Asian raw material costs. However, supplies of paraxylene (PX), the precursor of PTA, are expected to remain tight in 2007 and any supply disruptions could result in unexpected cost increases.

We expect PET resin capacity utilization to be at healthy levels in 2007 and increase in 2008. Previously projected new capacity additions have been delayed and certain PET resin capacity is being removed from the market. As a result, we now expect demand growth for PET resin in the NAFTA region to approximate the new capacity additions in the region, resulting in mid 90% utilization rates in 2007.

We expect our 2007 PET resin volumes to be higher than in 2006 as customers rebuild inventories during the first quarter of 2007 and we utilize our 300 million pound capacity addition at our Pearl River facility to support expected industry growth.

We are implementing a selling price increase for our U.S. PET resin products of $0.05 per pound effective March 1. We have also announced selling price increases effective April 15 for both our U.S. PET resins and U.S. polyester staple fiber products of $0.04 per pound and $0.05 per pound, respectively. Given the competitive nature of our businesses and other market influences, there can be no assurance that this price increase will be fully realized.

As a result of the Johnsonville fibers closure, our fiber sales volume is expected to be lower in 2007 than in 2006. However, we expect to realize approximately $5 to $10 million in savings as a result of the lower unit costs that result from operating one facility at or close to capacity compared to two underutilized facilities. We expect that imports of apparel and downstream textiles will continue to negatively impact polyester staple fiber sales. However, we expect polyester staple imports to remain flat or decline due to a reduced Asian raw material cost advantage and the recently announced preliminary anti-dumping duties imposed on fiber-filled products from China.

We expect to receive substantial additional insurance proceeds in 2007 relating to costs and lost profits resulting from hurricane Katrina, which will be used to pay down debt. We also expect to receive a payment related to the continued Dumping and Subsidy Offset Act of 2000 (the “CDO”) in the fourth quarter of 2007 which is expected to be equal to or lower than the amount received in 2006. The CDO was repealed in February 2006, but U.S. Customs will continue to distribute anti-dumping duties collected through September 30, 2007 to injured companies.

CAPITAL RESOURCES AND LIQUIDITY

Net cash used in operating activities was $42.6 million for 2006, compared to net cash provided by operating activities of $23.3 million for 2005. The difference in the net cash used by operating activities in 2006 compared to the net cash provided by operating activities in 2005 was primarily the result of the increase in net loss and higher accounts receivable. The higher accounts receivable in 2006 resulted from increased PET resin sales volume due to our PET resin expansion and our 2005 sales volume being reduced by the 2005 Gulf Coast hurricanes.

Net cash used in investing activities amounted to $29.0 million in 2006, compared to $49.4 million in 2005. Investing activities for 2006 and 2005 were comprised entirely of capital expenditures that were primarily related to the expansion of our PET resin capacity at our Pearl River facility. Since we completed our PET resin expansion in 2006 we expect our capital expenditures in 2007 to decrease and be between $10 and $15 million.

Net cash provided by financing activities amounted to $73.0 million in 2006 compared to $18.6 million in 2005. For additional information on our borrowings, see Note 9 to the Consolidated Financial Statements.

At December 31, 2006, we had a total of $150 million in interest rate hedging agreements which were entered into to reduce our exposure to floating rate debt. These are: a $50 million fixed-rate swap which matures June 2007 where we receive three-month LIBOR and pay 6.17% quarterly; a $25 million fixed-rate swap which matures July 2007 where we receive three-month LIBOR and pay 3.69% quarterly; a $25 million fixed-rate swap which matures July 2007 where we receive three-month LIBOR and pay 3.608% quarterly; and a $50 million cap which matures July 2007 where, for quarterly periods when three-month LIBOR exceeds 6% on its reset date, we receive the difference between three-month LIBOR and 6%. Since our current interest rate hedging agreements mature mid-2007 and our Revolving Credit Facility requires at least $150 million of our debt to be either at a fixed rate or hedged to reduce our exposure to floating interest rates, we expect to enter into additional hedging agreements in order to meet this requirement.

The following table describes our current debt facilities at December 31, 2006:

TABLE I

					Amounts Available
		Total		Amount	under Committed
Debt Agreement	Maturity	Facility	Commitment	Outstanding	Facilities
	(In millions)

Revolving Credit Facility(1)	May 2011	$225.0	$214.6	$128.0	$86.6
First Lien Term Loan(2)	February 2009	185.0	185.0	185.0	—
Second Lien Term Loan(3)	February 2010	265.0	265.0	262.2	—
European Facility(4)	June 2010	25.5	22.5	2.4	20.1
Other	N/A	2.0	2.0	2.0	—

Total		$702.5	$689.1	$579.6	106.7

Adjustments(5)					(4.2)

Total Committed Amounts Available					$102.5

(1)	We have a $225.0 million Revolving Credit Facility, as amended on October 20, 2006 secured by our domestic accounts receivable, domestic inventory and other related intangibles that matures on May 4, 2011. While we do not expect the maturity to occur prior to this date, it could be accelerated by (a) not complying with the terms of our Debt Agreements; (b) not refinancing either of the Term Loans at least three months prior to their maturities in February 2009 and 2010, or (c) not repaying a significant portion of either of the Term Loans, concurrent with having at least $75.0 million in Average Excess Availability under our Revolving Credit Facility. Our borrowing capacity is principally based on our domestic accounts receivable and inventory, less outstanding letters of credit and any liability related to the termination of certain financial instruments, but cannot exceed $225.0 million. Pricing on the Revolving Credit Facility is based on our Average Excess Availability as defined in the Revolving Credit Facility and has interest rates of either LIBOR plus 1.25% — 2.00% per annum (currently 1.75%) or the prime lending rate plus 0.25% — 1.00% per annum (currently 0.75%), at our option on outstanding borrowings. Interest payments are generally due at the end of each borrowing period.

(2)	We have a $185.0 million First Lien Term Loan which matures on February 10, 2009, which is primarily secured by our domestic real property, plant and equipment. Our annual interest rate is three-month LIBOR plus 4.00% and is paid quarterly. There is a LIBOR floor of 2.00%.

(3)	We have a $265.0 million Second Lien Term Loan, which matures on February 10, 2010 which is secured by a second lien in substantially all of our domestic assets. Our annual interest rate is three-month LIBOR plus 6.75% and is paid quarterly. There is a LIBOR floor of 2.00%. The amount outstanding is net of the unamortized portion of the original issue discount.

(4)	We have a €20 million multi-currency facility, which matures June 2010 and is secured by certain of our foreign subsidiaries’ trade accounts receivable. While interest rates vary by currency borrowed, we primarily borrow in Euros. The average interest rate for 2006 was 6.88%.

(5)	The adjustments are a reduction in the amounts available under the Revolving Credit Facility due to outstanding letters of credit and the liability, if any, related to the termination of certain financial instruments. For additional information on swaps, see Note 9 to the Consolidated Financial Statements.

In addition to our debt commitments, we have entered into other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 31, 2006 under our debt agreements, commitments and other contractual obligations. The table indicates the years in which payments, including interest, are due under the contractual obligations.

TABLE II

	Payments Due by Period
					Greater
					Than
		Less Than	Years 1-3	Years 3-5	5 Years
Contractual		1 Year	(Years 2008	(Years 2010	Years 2012
Obligations	Total	(Year 2007)	& 2009)	& 2011)	& Beyond
	(In millions)

Debt Agreements (see Table I)	$579.6	$0.3	$186.6	$392.7	$—
Interest Payments on Debt Agreements(6)	172.3	58.1	96.4	17.8	—
Operating Leases(7)	52.8	9.0	15.3	12.2	16.3

Total	$804.7	$67.4	$298.3	$422.7	$16.3

(6)	The average interest rate for 2006 was 9.9%. Interest payments on Debt Agreements include the unamortized portion of the original issue discount on the Second Lien Term Loan. The methodology and key assumptions used to determine future interest rates and expense on our Debt Agreements are as follows:

•	Table II reflects the interest and principal payments based on our expectations for interest payments and maturity dates. The 3-month LIBOR rate used for periods in Table II was based on a forward curve provided by a major investment bank on a date close to the filing of our Form 10-K. This interest rate curve contains 3-month LIBOR rates ranging between 4.62% and 4.94% for the period 2008 through 2011.

•	Any portion of our debt which has been swapped from variable-rate into fixed-rate debt as of the date of our Form 10-K filing was treated as fixed-rate debt for purposes of calculating interest payments on our Debt Agreements. For additional information on these derivatives, see Note 16 to the Consolidated Financial Statements.

(7)	These amounts are as of December 31, 2006 and relate primarily to operating leases for our railcars and computer hardware.

We do not have any material relationships with unconsolidated entities or financial partnerships, often referred to as special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes.

Our Debt Agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that our Availability (as defined in the Revolving Credit Facility) can not be lower than $45.0 million for more than seven consecutive days unless we maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0. As of December 31, 2006, our Fixed Charge Coverage Ratio under the Revolving Credit Facility was 0.61 to 1.0. The Fixed Charge Coverage Ratio, as defined under the Revolving Credit Facility, is the sum of the prior four quarters’ earnings (loss) from continuing operations before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are other restrictions in our Revolving Credit Facility which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash.

Our major Debt Agreements limit our common stock dividend to no more than $0.09 per share in each quarter. Our First and Second Lien Term Loans (the “Term Loans”) limit Restricted Payments (as defined in the Term Loans) to $15.0 million over the life of the financings when the Fixed Charge Coverage Ratio (as defined in the Term Loans) is below 3 to 1. Restricted Payments include dividend payments, stock redemption payments, principal payments of subordinated debt prior to its maturity and certain investments. The Fixed Charge Coverage Ratio (as defined in the Term Loans) is the sum of the prior four quarters’ earnings (loss) from continuing operations before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by interest expense exclusive of any amortization or discounts related to the February 2004 Financing. As of December 31, 2006, our Fixed Charge Coverage Ratio under the Term Loans was 1.02 to 1.0, and we have used $10.9 million of the $15.0 million limitation on Restricted Payments. On March 15, 2007, the Company paid a dividend of $0.02 per share or $0.7 million to stockholders of record on March 1, 2007. We are in compliance with all debt covenants.

Our Fixed Charge Coverage Ratio under our Revolving Credit Facility is calculated as follows:

	For the Quarter Ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	Total
	(In millions)

Fixed Charges
Cash interest expense	$11.9	$12.7	$14.8	$14.8	$54.2
Capital expenditures	9.3	12.7	4.6	4.3	30.9
Cash payment of taxes	0.3	0.1	0.3	(0.6)	0.1
Dividend payments	1.6	1.7	0.6	0.7	4.6

Total Fixed Charges	$23.1	$27.2	$20.3	$19.2	$89.8

EBITDA, as defined
Loss from continuing operations	$(15.5)	$(10.9)	$(35.5)	$(21.8)	$(83.7)
Income tax benefit	(8.2)	(4.4)	(20.8)	(3.3)	(36.7)
Interest expense, net	12.6	14.0	15.9	15.5	58.0
Depreciation and amortization	17.1	17.7	17.1	16.3	68.2
Permitted Adjustments(a)	6.2	2.3	37.6	2.9	49.0

EBITDA, as defined	$12.2	$18.7	$14.3	$9.6	$54.8

Consolidated Fixed Charge Coverage Ratio					0.61:1.0

(a)	For additional information on Permitted Adjustments, see Item 1. “Business.”

Our committed available liquidity under our Revolving Credit Facility and our European Facility at December 31, 2006 was approximately $102.5 million.

Pursuant to the terms of our Revolving Credit Facility the Agent Bank conducted a periodic review and appraisal of our U.S. inventory which resulted in our Availability under the Revolving Credit Facility increasing by approximately $10.0 million in January 2007. If the results of this review were applied at year end, we would have started 2007 with over $110.0 million in committed available liquidity.

After we completed the February 2004 Financings, we experienced several large cash costs which we do not expect to affect our future cash flows. The following table summarizes these cash costs from April 1, 2004 to December 31, 2006:

(In millions)

Capital expenditures for the PET resin expansion	$53.4
Legal and settlement costs	40.1
Hurricane Katrina costs, net	25.4

Total	$118.9

The above costs resulted in decreased Availability during 2006 in our Revolving Credit Facility; however, our Availability remained above the required threshold at all times.

Starting in the fourth quarter of 2006, we began implementing our strategy to significantly reduce our debt. We closed our Johnsonville fiber operation and expect this to enable us to reduce our debt by approximately $20.0 million. We reorganized our management structure and are exploring strategic alternatives for our recycled-based European Fibers and U.S. Engineering Resins businesses. If we sell our European Fibers business, we would not have the liquidity provided by the European Facility; however, the expected sales proceeds should be significantly greater than the amount of the facility, and we believe our liquidity would improve. The results of these activities, coupled with the significant proceeds we expect to collect relating to our insurance claims for damage and lost profits resulting from hurricane Katrina, should result in a substantial reduction in our debt over the next 12-18 months.

We believe that we have or have access to financial resources which will provide us with sufficient liquidity to meet our operational requirements. For additional information on the payment of dividends, see Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters.”

ENVIRONMENTAL MATTERS

Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. We take a proactive approach in addressing the applicability of these laws and regulations as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We have identified certain situations that will require future non-capital expenditures to comply with current environmental laws and regulations. The majority of these are found at our major manufacturing facilities and primarily deal with groundwater remediation.

Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between $2.3 million and $6.9 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $5.1 million and $6.6 million at December 31, 2006 and 2005, respectively, which are reflected as other noncurrent liabilities in our Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. These non-capital expenditures are expected to be incurred for time periods from 6 to 30 years. For additional information, including changes in the accrued undiscounted liabilities, see Notes 1 and 11 to the Consolidated Financial Statements.

We base the measurement of our liability on an evaluation of currently available facts with respect to each individual situation and take into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. As assessments and remediation progress at individual sites, we review these liabilities periodically and adjust them to reflect additional technical and legal information that becomes available.

We believe we are either in material compliance with all currently applicable regulations or are operating in accordance with the appropriate variances and compliance schedules or similar arrangements. Subject to the imprecision in estimating future environmental costs, we believe that compliance with current laws and regulations will not require significant capital expenditures or have a material effect on our consolidated financial position or results of operations. See “Forward Looking Statements; Risks and Uncertainties.”

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-K that are not historical facts, including those made in the “Outlook” section above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “expects,” “anticipates,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: reduced raw material margins; availability and cost of raw materials; reduced sales volumes; increase in costs; volumes of textile imports; prices and volumes of polyester staple fiber and PET resin imports; the actions of our competitors; the financial condition of our customers; availability of financing, changes in financial markets, interest rates, credit ratings, tax risks; inability to execute our strategy; environmental risks and foreign currency exchange rates; natural disasters; regulatory changes; U.S., European, Asian and global economic conditions; work stoppages; levels of production capacity and profitable operations of assets; prices of competing products; acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

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

Raw material margin, which is the difference between our net selling price and the cost of our raw materials, is an extremely important factor in determining our operating results. Selling prices are influenced by competition and capacity utilization, which is the demand for product from NAFTA producers divided by total NAFTA industry capacity. Demand for our product is determined principally in our end-use markets, substitution of our product for other products, economic conditions, imports, and our products’ competitive cost position. Supply is determined by worldwide capacity, which is expanding for both PET resin and polyester staple fiber. Any reduction of selling prices, failure to achieve announced selling price increases, or any significant expansion in capacity over demand could reduce our operating results. Any increase in raw material costs (see “Our operations are dependent on the availability and cost of our raw materials” below) without a corresponding increase in selling price would reduce our raw material margins and operating results. A material change in demand, supply, general economic conditions or uncertainties regarding future economic prospects could have a material adverse effect on our operating results.

Our operations are dependent on the availability and cost of our raw materials.

Our operations are substantially dependent on the availability and cost of our two primary raw materials, PTA and MEG, and to a lesser extent our recycled raw materials. We currently rely on a single producer for our domestic supply of PTA and a small number of sources for MEG. The effect of the loss of any producer, a disruption in their businesses or a failure to meet our product needs on a timely basis would depend primarily upon the length of time necessary to find a suitable alternative source. Temporary shortages in needed raw materials could have a material adverse effect on our results of operations. We cannot be sure that we would be able to secure an alternative source of supply at a competitive cost in a timely manner if any of these situations were to occur. The prices of PTA and MEG, purchased pursuant to long-term supply contracts, have fluctuated in the past and are expected to fluctuate in the future.

Recycled raw materials are purchased from many different suppliers. The prices of recycled raw materials are variable and determined by regional and worldwide supply and demand.

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

Our inability to maintain our cost structure and efficiently operate our manufacturing facilities may reduce our operating results. In addition, increases in certain non-controllable costs where the expense we incur may change based on external factors may reduce our operating results. Examples of these costs are energy, insurance, tax and pension costs. Energy costs are impacted by changes in petrochemical costs and, as these increase, our cost of natural gas, electricity, and fuel oil increases and may reduce our operating results by increasing our production costs. Insurance costs change depending on the market and our experience, and pension costs are primarily impacted by the changes in the equity and debt markets.

Prices and volumes of polyester staple fiber and PET resin imports could adversely impact our margins.

NAFTA manufacturers of polyester staple fiber, and PET resin could be severely impacted by imports of fiber, PET resin and textile products, principally from Asian countries. Imports of polyester staple fiber, PET resin and textiles products have already and may continue to decrease our margins. The price and volume of imports have and could continue to significantly impact our operating results.

The growth in textile and apparel imports, especially from Asia, could have a negative impact on our textile customers. All remaining quotas on textile and apparel imports into the United States were eliminated as of January 1, 2005 pursuant to the GATT (now known as the World Trade Organization Agreement) Uruguay Round Agreement enacted in 1994. In November 2005, the United States and China reached a new agreement on 34 textile and apparel categories which will limit most apparel imports to a 10.0% to 12.5% annual growth rate and most textile imports to a 12.5% to 17.0% annual growth rate for 2007 to 2008. This agreement may limit the growth in textile and apparel imports from China during this period; however, growth in textile and apparel imports may accelerate from other Asian countries whose quotas are completely eliminated.

Producers of polyester staple fiber and PET resin in the United States and the European Union benefit from favorable rules and regulations that affect imports of selected products produced from certain countries. Imports of polyester staple fiber into the European Union from South Korea, Belarus, China, Saudi Arabia, and Taiwan are subject to anti-dumping and countervailing duties. PET resin products imported into the European Union from Australia, China, India, Indonesia, Korea, Malaysia, Taiwan and Thailand currently have anti-dumping duties and for India, Malaysia and Thailand, countervailing duties. Certain polyester staple products imported into the U.S. from South Korea and Taiwan are subject to anti-dumping duties. There are preliminary anti-dumping duties on certain polyester staple products imported into the U.S. from China. Adverse changes in any of these rules or anti-dumping or countervailing determinations could affect the demand and selling price for our products and adversely affect our operating results.

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

Our customers include manufacturers of plastic containers, textile mills, yarn spinners, manufacturers of non-woven fabrics and filled products, and the injection molding industry. One customer represented approximately 23% of our PPG’s total net sales for 2006 and 13% of our total net sales for 2006. Six customers represented 74% of our PPG’s total net sales for 2006. Our FRPG does not have any single customer that accounts for 10% or more of its net sales for 2006. If our customers have financial difficulties, this could affect our operating results by decreasing our sales and/or resulting in the uncollectibility of accounts receivable.

The availability of financing, changes in financial markets, interest rates, and our credit ratings could adversely affect our operating results.

Certain events relating to us or the financial markets could reduce our access to financing and/or increase our financing costs. If interest rates increase and our debt is not reduced, interest expense will increase. If current business conditions deteriorate or other events occur that result in a breach of our covenants, our lenders would have the right to cause all of our debt to become due and payable. If this occurs, there is no certainty the debt could be refinanced and, if it were refinanced, we would probably incur increased costs in that situation.

For additional information, see “Capital Resources and Liquidity” above.

The inability to execute our strategy announced in 2007 could affect our operating results and increase our debt.

Our overall costs could increase if our new functional organization is not successful and we are not able to reduce our costs. We may not be able to reduce our current levels of debt if we are unsuccessful with our strategy.

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

Natural disasters could disrupt our business and affect our operating results.

Natural disasters, such as hurricanes, floods, and tornadoes, have disrupted our business and our suppliers’ and customers’ businesses in the past and could disrupt these businesses in the future and affect our operating results.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

DERIVATIVES

We do not hold or issue derivatives for trading purposes. We primarily use derivatives to manage our exposure to fluctuations in interest rates and foreign exchange rates. For additional discussion of our use of such instruments, see Notes 1 and 16 to the Consolidated Financial Statements.

INTEREST RATE RISK

Because a portion of our debt obligations bear interest at floating rates, our earnings and cash flows are affected by changes in prevailing interest rates. Based on our debt level at December 31, 2006, and the assumption that LIBOR is between 2% and 6%, a 25 basis point increase in LIBOR would result in an annual increase in interest expense of approximately $1.3 million.

FOREIGN CURRENCY RISK

We use foreign currency debt and foreign currency purchase and sale contracts with terms of less than one year to hedge our exposure to changes in foreign currency exchange rates. These financial instruments are primarily used to hedge certain accounts receivable denominated in foreign currencies. If foreign currency exchange rates at December 31, 2006 and 2005 adversely changed by 10%, the fair value of these financial instruments outstanding at December 31, 2006 and 2005 would decline by approximately $0.3 million and $0.2 million, respectively. However, such loss in fair value would be substantially offset by an increase in the fair value of our underlying exposure. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in any potential changes in any underlying hedged amount or changes in sales levels affected by changes in local currency prices.

Item 8.	Financial Statements and Supplementary Data

WELLMAN, INC.

Index to Consolidated Financial Statements and Consolidated Financial Statement
Schedule

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
		(Adjusted)	(Adjusted)
	(In millions, except per share data)

Net sales	$1,332.0	$1,305.6	$1,228.9
Cost of sales	1,293.4	1,185.9	1,150.8

Gross profit	38.6	119.7	78.1
Selling, general and administrative expenses	55.2	58.5	55.4
Restructuring charges	1.5	0.6	1.8
Provision for uncollectible accounts	0.4	0.5	0.7
Other expense, net	43.9	97.6	49.4

Operating loss	(62.4)	(37.5)	(29.2)
Interest expense, net	58.0	45.4	38.1

Loss from continuing operations before income taxes	(120.4)	(82.9)	(67.3)
Income tax benefit	(36.7)	(24.4)	(17.2)

Loss from continuing operations	(83.7)	(58.5)	(50.1)
Earnings (loss) from discontinued operations, net of income taxes (benefit)	(28.7)	(1.4)	0.6

Net loss	$(112.4)	$(59.9)	$(49.5)

Net loss attributable to common stockholders:
Net loss	$(112.4)	$(59.9)	$(49.5)
Accretion	(14.4)	(14.2)	(12.3)

Net loss attributable to common stockholders	$(126.8)	$(74.1)	$(61.8)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders from continuing operations	$(3.07)	$(2.29)	$(1.97)
Net loss attributable to common stockholders from discontinued operations	(0.90)	(0.05)	0.02

Net loss attributable to common stockholders	$(3.97)	$(2.34)	$(1.95)

Basic and diluted weighted-average common shares outstanding	31.9	31.7	31.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
		(Adjusted)
	(In millions, except
	share data)

ASSETS:
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowance of $2.2 in 2006 and $2.1 in 2005	190.7	157.2
Inventories	143.6	153.6
Prepaid expenses and other current assets	35.6	21.6
Current assets held for sale	—	11.9

Total current assets	369.9	344.3
Property, plant and equipment, at cost:
Land, buildings and improvements	99.5	114.5
Machinery and equipment	1,041.2	1,015.1
Construction in progress	9.0	45.5

	1,149.7	1,175.1
Less accumulated depreciation	560.3	556.4

Property, plant and equipment, net	589.4	618.7
Goodwill, net	—	33.4
Other assets, net	34.0	51.5
Non-current assets held for sale	—	28.6

	$993.3	$1,076.5

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$95.2	$98.4
Accrued liabilities	38.8	44.4
Current portion of long-term debt	0.3	0.2
Current liabilities associated with assets held for sale	10.7	5.4

Total current liabilities	145.0	148.4
Long-term debt	579.3	498.4
Deferred income taxes and other liabilities	61.9	108.0
Non-current liabilities associated with assets held for sale	—	4.9

Total liabilities	786.2	759.7

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	67.5	61.7
Series B preferred stock, $0.001 par value, 6,700,000 shares authorized, issued And outstanding	100.4	91.8
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 35,202,944 shares issued in 2006 and 34,946,722 in 2005	—	—
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	—	—
Paid-in capital	248.3	247.2
Common stock warrants	4.9	4.9
Accumulated other comprehensive income	28.4	22.2
Accumulated deficit	(192.9)	(61.5)
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	207.1	316.8

	$993.3	$1,076.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

									Accumulated	Retained
	Series A Preferred		Series B Preferred					Common	Other	Earnings/
	Stock Issued		Stock Issued		Class A Common Stock Issued		Paid-In	Stock	Comprehensive	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income/(Loss)	(Deficit)	Stock	Total

Balance at December 31, 2003 (Adjusted)	4.5	$51.0	6.7	$76.0	34.4	$—	$245.3	$4.9	$31.4	$87.2	$(49.5)	$446.3
Net loss										(49.5)		(49.5)
Currency translation adjustments									8.0			8.0
Fair value of derivatives									(2.4)			(2.4)

Total comprehensive loss												(43.9)
Cash dividends ($0.20 per share)										(6.3)		(6.3)
Equity transaction costs							(0.1)					(0.1)
Accretion		5.0		7.3						(12.3)		—
Exercise of stock options, net					—	—	0.2					0.2
Issuance of restricted stock, net					0.1	—	0.1					0.1

Balance at December 31, 2004 (Adjusted)	4.5	56.0	6.7	83.3	34.5	—	245.5	4.9	37.0	19.1	(49.5)	396.3
Net loss										(59.9)		(59.9)
Currency translation adjustments									(15.7)			(15.7)
Fair value of derivatives									0.9			0.9

Total comprehensive loss												(74.7)
Cash dividends ($0.20 per share)										(6.5)		(6.5)
Accretion		5.7		8.5						(14.2)		—
Issuance of restricted stock, net					0.4		1.7					1.7

Balance at December 31, 2005 (Adjusted)	4.5	61.7	6.7	91.8	34.9	—	247.2	4.9	22.2	(61.5)	(49.5)	316.8
Net loss										(112.4)		(112.4)
Currency translation adjustments									6.5			6.5
Fair value of derivatives									(0.3)			(0.3)

Total comprehensive loss												(106.2)
Cash dividends ($0.14 per share)										(4.6)		(4.6)
Accretion		5.8		8.6						(14.4)		—
Issuance of restricted stock, net					0.3	—	1.1					1.1

Balance at December 31, 2006	4.5	$67.5	6.7	$100.4	35.2	$—	$248.3	$4.9	$28.4	$(192.9)	$(49.5)	$207.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
		(Adjusted)	(Adjusted)
	(In millions)

Cash flows from operating activities:
Net loss	$(112.4)	$(59.9)	$(49.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations, net of tax	28.7	1.4	(0.6)
Depreciation	50.7	49.0	53.0
Amortization	1.8	1.7	0.8
Amortization of acquisition costs of long-term raw material contract	15.7	15.7	14.4
Amortization in interest expense, net	4.3	4.2	4.0
Deferred income taxes and other	(38.1)	(26.3)	(25.8)
Actuarial (gains) and losses for defined benefit plans	(22.3)	37.5	11.0
Goodwill impairment	33.4	—	—
Acquisition costs of long-term raw material contract	—	—	(77.1)
Non-capitalizable financing costs	—	—	21.0
Loss on disposal of assets	31.6	1.3	1.2
Changes in assets and liabilities:
Accounts receivable	(30.6)	32.5	(62.9)
Inventories	6.4	(23.3)	(20.4)
Prepaid expenses and other current assets	0.5	4.0	1.0
Accounts payable, accrued liabilities, and other current liabilities	(11.8)	(1.7)	23.3
Other	(0.5)	(12.8)	5.5

Net cash provided by (used in) operating activities	(42.6)	23.3	(101.1)

Cash flows from investing activities:
Additions to property, plant and equipment	(29.0)	(49.4)	(14.5)
Purchase of assets subject to sale and leaseback transaction	—	—	(150.0)

Net cash used in investing activities	(29.0)	(49.4)	(164.5)

Cash flows from financing activities:
Proceeds from debt	80.1	25.1	469.7
Repayments of debt	—	—	(370.0)
Termination of swaps	—	—	(11.9)
Debt issuance costs	(2.5)	—	(18.0)
Financing costs	—	—	(0.1)
Exercise of employee stock options	—	—	0.2
Dividends paid on common stock	(4.6)	(6.5)	(6.3)

Net cash provided by financing activities	73.0	18.6	63.6

Discontinued Operations:
Operating activities	0.7	2.7	2.3
Investing activities	(1.9)	(2.0)	(0.6)
Financing activities	(0.2)	1.2	—
Effect of exchange rate changes on cash	—	—	0.1

Net cash provided by (used in) discontinued operations	(1.4)	1.9	1.8

Effect of exchange rate changes on cash and cash equivalents	—	—	0.3

Increase (decrease) in cash and cash equivalents	0.0	(5.6)	(199.9)
Cash and cash equivalents at beginning of year	0.0	5.6	205.5

Cash and cash equivalents at end of year	$0.0	$0.0	$5.6

Supplemental cash flow data:
Cash paid during the year for:
Interest (net of amounts capitalized)	$54.2	$41.1	$33.1
Income taxes	$0.1	$1.0	$6.3

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(In millions, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

Wellman, Inc. and entities it controls are international manufacturers, operating primarily in the United States, Ireland and the Netherlands. The Consolidated Financial Statements include all of these entities and all material intercompany transactions have been eliminated. When used in these Consolidated Financial Statements, “Wellman”, “we”, “our”, and “us” each refers to Wellman, Inc. and entities it controls. We are principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin, Fortrel® polyester staple fiber, recycled-based polyester staple fiber in Europe sold under the trade names of Wellbond®, Wellene®, and Fillwell®, and engineering resins in the U.S. sold under the trade names of Wellamid® and Wellamid Ecolon®. The principal markets for our PET resin are North American, South American, and European-based manufacturers of various types of plastic containers. The principal markets for our polyester staple fiber are home furnishing, non-woven, apparel, and industrial manufacturers in the United States, Mexico, and Europe. Wellamid® and Wellamid EcoLon® engineering resin are primarily used in automotive applications in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue from sales to customers is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Revenue is recognized at the time of delivery if we retain the risk of loss during shipment. For products that are shipped on a consignment basis, revenue is recognized when the customer uses the product. Costs incurred in shipping the products sold are included in cost of sales. Billings to customers for shipping costs are included in sales revenues. Provisions for allowances, discounts and rebates to customers are recorded at the time of sale based on our best estimates, which may change.

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

Acquisition Costs of Long-Term Raw Material Contract

A portion of the net proceeds from our February 2004 Financing was used to acquire a long-term raw material contract. The acquisition cost was $77.1 million and is being amortized based upon the volume purchased in any period divided by the total volume expected to be purchased under the contract. The non-cash amortization of the acquisition cost related to the long-term raw material contract is being added back to reconcile our net loss to net cash provided by (used in) operating activities.

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

		Pretax Impact of
	Net Book Value at	Reducing
	End of Period	Depreciation
	(In millions)

As of and for the year ending:
December 31, 2004	$0.2	$0.7
December 31, 2005	$5.2	$0.4
December 31, 2006	$27.0	$1.6

During the third quarter of 2006, we announced a plan to close our Johnsonville fibers operation with the intention of improving our operating results, reducing our working capital and lowering overall debt. The Johnsonville fibers operation ceased production during the fourth quarter of 2006. An impairment charge of $13.6 million was recorded on assets related to the shut-down. An additional impairment charge of $8.2 million was recorded for assets related to the MRD and Wellstrand® production processes. These assets are classified as held-for-sale at December 31, 2006, to which, due to uncertainties related to the sale process, we did not attribute a fair value. For additional information on the Johnsonville Fibers Closure, see Note 4.

During the third quarter of 2005, we experienced a production outage at our Pearl River facility in Hancock County, Mississippi, related to hurricane Katrina, which resulted in a temporary shutdown of the entire facility. The facility re-started production in two phases. One production line, which has an annual capacity of 280 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, started at the end of November 2005. Our Pearl River facility, which had a depreciable net book value of $290.7 million at December 31, 2005, is being depreciated using the units of production method, and as a result, depreciation was suspended during the shutdown. For additional information on the costs incurred related to hurricane Katrina, see Note 6.

Notes to Consolidated Financial Statements — (Continued)

We evaluate the carrying value of long-lived assets when events or changes in circumstances indicate that the carrying value of a fixed asset group may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of a group of assets, adverse changes in the extent or manner in which the group of assets are being used, significant changes in the business climate, or current or projected cash flow losses associated with the use of a group of assets. If any of the impairment indicators are present or if other circumstances indicate that impairment may exist, we then determine whether an impairment loss should be recognized. We estimate the future undiscounted cash flows to be derived from the entire facility or site to determine its fair market value and whether or not a potential impairment exists. In estimating the future undiscounted cash flows to be generated by long-lived assets to be held and used, major assumptions and estimates include expected period of operation, projected future product pricing, future raw material costs, and market supply and demand. Changes in any of these estimates and assumptions could have a material effect on the estimated future cash flows to be generated by our assets. If the carrying value exceeds the estimate of future undiscounted cash flows, we then calculate and record the impairment, which is equal to the excess of the carrying value of the asset over the estimate of its fair market value. For long-lived assets to be held and used, fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risks involved or an appraisal. For long-lived assets to be disposed of by sale, fair value is determined in a similar manner, except that fair values are reduced by disposal costs.

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

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill. Goodwill, which is allocated to our PPG, is tested for impairment at least annually at the reporting unit level by comparing the estimated future discounted cash flows to the carrying value of the reporting unit, including goodwill. We use a two-step test to measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, then the implied fair value of the reporting unit goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The loss is limited to the carrying amount of the goodwill, and the adjusted carrying amount of goodwill will be used as its new accounting basis.

The estimate of future discounted cash flows is based upon, among other things, certain assumptions about future operating performance. Our estimates of future discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, our business model, or our operating performance.

During the fourth quarter of 2006, we recognized an impairment charge of $33.4 million, which represented the carrying amount of our PPG goodwill at October 1, 2006. This expense was included in Other expense, net in our Consolidated Statements of Operations.

Income Taxes

Income taxes have been provided using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes resulting from such differences are recorded based on the enacted tax rates that will be in effect when the differences are expected to reverse.

Environmental Expenditures

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Current expenditures and estimates of future expenditures that relate to an existing condition caused by past events and that do not contribute to current or future revenue generation are expensed or charged to the aforementioned liability.

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

Accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with our investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

The components of and changes in other comprehensive income (loss) are as follows:

	Foreign		Accumulated
	Currency	Fair Value	Other
	Translation	of	Comprehensive
	Adjustments	Derivatives	Income/(Loss)
	(In millions)

Balance at December 31, 2003	$28.5	$2.9	$31.4
Changes during year (net of taxes of $1.4 million)	8.0	(2.4)	5.6

Balance at December 31, 2004	36.5	0.5	37.0
Changes during year (net of taxes of $0.6 million)	(15.7)	0.9	(14.8)

Balance at December 31, 2005	20.8	1.4	22.2
Changes during year (net of taxes of $0.8 million)	6.5	(0.3)	6.2

Balance at December 31, 2006	$27.3	$1.1	$28.4

Advertising Costs

Advertising costs are expensed as incurred. Such costs for continuing operations were approximately $0.6 million, $0.7 million, and $0.5 million for 2006, 2005, and 2004, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs for continuing operations were approximately $12.5 million, $13.0 million, and $12.4 million for 2006, 2005, and 2004, respectively.

Deferred Debt Costs

Debt issuance costs are amortized using the effective interest method over the life of the associated debt.

Notes to Consolidated Financial Statements — (Continued)

Stock Based Compensation

We have restricted stock plans, where certain employees are awarded shares of common stock. The restricted stock awards are recorded over the required vesting period as compensation cost, based on the market value on the date of grant. This compensation cost is included in Operating loss in our Consolidated Statements of Operations.

In January 2006, we adopted SFAS No. 123R, “Share-Based Payment.” This Statement requires the expensing of all share-based payments, including the issuance of stock options, based on the fair value of the award at the grant date. For additional information on stock based compensation, see Note 13.

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes and New Accounting Standards Adopted

In January 2006, we adopted SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB No. 20 and FAS Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined by the Statement as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. We applied the requirements of this Standard to the voluntary accounting change in the method of amortizing actuarial gains or losses related to our defined benefit plans in our first quarter financial statements discussed below.

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

Notes to Consolidated Financial Statements — (Continued)

As a result of this change in accounting principle, we adjusted all prior periods. The effects of the change on our Consolidated Statements of Operations were as follows:

	Year Ended December 31,
	2005(a)			2004(a)
	As	Effect of	As	As	Effect of	As
	Reported	Change	Adjusted	Reported	Change	Adjusted
	(In millions, except per share data)

Operating loss	$(0.3)	$(37.2)	$(37.5)	$(18.2)	$(11.0)	$(29.2)
Income tax benefit	$(16.6)	$(7.8)	$(24.4)	$(15.5)	$(1.7)	$(17.2)
Loss from continuing operations	$(29.1)	$(29.4)	$(58.5)	$(40.8)	$(9.3)	$(50.1)
Earnings (loss) from discontinued operations, net of tax	$(0.9)	$(0.5)	$(1.4)	$1.9	$(1.3)	$0.6
Net loss	$(30.0)	$(29.9)	$(59.9)	$(38.9)	$(10.6)	$(49.5)
Per Basic and Diluted Share:
Net loss attributable to common stockholders from continuing operations	$(1.36)	$(0.93)	$(2.29)	$(1.68)	$(0.29)	$(1.97)
Net earnings (loss) attributable to common stockholders from discontinued operations	$(0.04)	$(0.1)	$(0.05)	$0.07	$(0.05)	$0.02
Net loss attributable to common Stockholders	$(1.40)	$(0.94)	$(2.34)	$(1.61)	$(0.34)	$(1.95)

(a)	Amounts have been revised to reflect effects of discontinued operations.

The change in accounting principle had the following effects on our Consolidated Balance Sheet at December 31, 2005:

	As	Effect of	As
As of December 31, 2005	Reported	Change	Adjusted
	(In millions)

Other assets, net	$73.7	$(22.2)	$51.5
Deferred income taxes and other liabilities	$(97.6)	$(10.4)	$(108.0)
Accumulated other comprehensive income (loss)	$(11.3)	$33.5	$22.2
Retained earnings (Accumulated deficit)	$4.6	$(66.1)	$(61.5)
Total stockholders’ equity	$349.4	$(32.6)	$316.8

Had we not changed our method of recognizing gains and losses, we would have recorded additional pretax expense of $43.6 million ($40.2 million after tax, or $1.26 per diluted share) for the year ended December 31, 2006, related to the amortization of actuarial losses incurred in prior periods. This change in accounting principle does not affect our cash flow or the funding for our pension plans.

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires us to recognize the over-funded or under-funded status of our defined benefit postretirement plans (other than a multiemployer plan), measured as of our year end, as assets or liabilities in our Consolidated Balance Sheet and to recognize changes in that funded status, net of tax, in the year in which the changes occur through comprehensive income. Because of our change in accounting method in the first quarter of 2006 for recognizing actuarial gains and losses, the adoption of SFAS No. 158 did not affect our Statements of Operations or financial position.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In December 2005, our Board of Directors voted to

Notes to Consolidated Financial Statements — (Continued)

vest the remaining unvested options granted in August 2003 with an exercise price of $10.44 under the Wellman, Inc. Amended and Restated 1997 Stock Option Plan. As a result, there was no impact to our financial statements from the adoption of this Statement.

In January 2006, we adopted SFAS No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4, Inventory Pricing.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste or spoilage. Such abnormal expenses must be recognized in the period in which they are incurred. In addition, this Statement requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period in which it is incurred. Adoption of this standard had no material impact on our financial statements.

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interest in securitized financial assets and is effective for fiscal years beginning after September 15, 2006. It will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of the year of adoption. The adoption of SFAS 155 is not expected to have a material effect on our Statements of Operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted as of January  1, 2007. The adoption of this interpretation is not expected to have a material effect on our Statement of Operations or financial position. In February 2007, we elected to participate in the Internal Revenue Service’s FIN 48 Initiative to expedite resolution of an uncertain tax position regarding our repatriation of foreign earnings and expect a resolution in 2007. The tax effect will be recorded in the period of resolution.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on our Statement of Operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on our Statement of Operations or financial position.

Notes to Consolidated Financial Statements — (Continued)

3.	INVENTORIES

Inventories related to continuing operations consist of the following:

	December 31,
	2006	2005
		(Adjusted)
	(In millions)

Raw materials	$54.9	$60.8
Finished and semi-finished goods	82.8	84.7
Supplies	5.9	8.1

	$143.6	$153.6

4.	JOHNSONVILLE FIBERS CLOSURE

During the third quarter of 2006, we announced a plan to close the Johnsonville fibers operation with the intention of improving our operating results, reducing our working capital and lowering overall debt. We closed 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006 and consolidated all of our U.S. polyester staple fiber production into our Palmetto facility, located in Darlington, South Carolina, which has an annual capacity of 500 million pounds. We expect to sell the assets of our Material Recycling Division (“MRD”) which has the annual capacity to convert 190 million pounds of post-consumer PET bottles to flake and certain equipment used to produce Wellstrand® (specialty polyester and nylon coarse denier fibers), both located at our Johnsonville facility. In 2006, the FRPG recorded total charges related to the Johnsonville fibers closure of $33.3 million, approximately $30 million of which will have no cash impact. The charges consisted of the following:

(In millions)

Impairment on asset disposals	$13.6
Impairment on assets held-for-sale	8.2
Inventory write-downs	6.7
Employee restructuring charges	3.9
Miscellaneous	0.9

$33.3

We had assets classified as held-for-sale at December 31, 2006, to which, due to uncertainties related to the sale process, we did not attribute a fair value. The pretax impairment loss of $8.2 million recognized during 2006 consisted mainly of assets previously included in our FRPG and used in the MRD and Wellstrand® production processes. This property, plant and equipment, which had a net book value of $10.8 million at December 31, 2005, was shown as non-current assets held for sale on our Consolidated Balance Sheets.

Notes to Consolidated Financial Statements — (Continued)

The employee restructuring charges relate primarily to termination notifications given to approximately 360 union hourly and salaried positions on September 26, 2006. The charge also includes the cost of legal expenses and employee assistance programs. The miscellaneous charges relate primarily to contract termination fees. The following represents changes in the employee restructuring accrual since the plan was adopted and the charges were recorded:

Employee
Restructuring
Charges
(In millions)

Accrual during third quarter of 2006	$4.1
Adjustments to initial accrual	(0.2)
Payments	(1.6)

Remaining accrual at December 31, 2006	$2.3

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2006	2005
	(In millions)

Payroll, compensation, and benefits	$8.5	$10.7
Interest	8.7	7.9
Deferred taxes	—	2.6
Accrued legal & professional accruals	6.7	6.3
Property and other taxes	3.5	6.4
Restructuring reserves	2.3	—
Other	9.1	10.5

	$38.8	$44.4

The decrease in accrued liabilities from December 31, 2005 is primarily the result of no incentive compensation being earned or accrued in 2006 and the decrease in deferred taxes associated with current liabilities.

6.	OTHER EXPENSE, NET

Other expense, net consisted of the following pretax amounts for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
		(Adjusted)	(Adjusted)

Actuarial (gains) losses for defined benefit plans	$(22.2)	$41.4	$12.4
Legal and settlement costs	—	35.9	5.4
Johnsonville fibers closure costs	33.3	—	—
Goodwill impairment	33.4	—	—
Hurricane Katrina costs, net	1.4	24.0	—
Non-capitalizable financing costs	—	—	40.2
Costs (proceeds) relating to anti-dumping activities, net	(2.0)	(3.7)	(8.6)

	$43.9	$97.6	$49.4

Notes to Consolidated Financial Statements — (Continued)

During the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains or losses relating to our defined benefit plans. We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. For information on the effects of the accounting change, see Note 2.

Legal costs consisted of fees, settlements, and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned) and related civil litigation. During 2005, we recorded pre-tax charges totaling $35.9 million arising from the settlement of the federal class action lawsuits of direct purchasers alleging that we engaged in price fixing and customer allocation relating to the sales of polyester staple fiber. The $35.9 million charge represents our best estimate of total costs including all agreed upon settlements as well as the future costs to defend or settle any remaining litigation including state claims by indirect purchasers. We have entered into settlement agreements with all of the federal direct purchaser lawsuits. These agreements contain releases of all claims against us or any of our directors and employees arising from alleged price fixing and market allocation through the date of the settlement. These settlements cover virtually all of the polyester staple fiber sold in North America from April 1999 to July 2005. For additional information, see Item 3. “Legal Proceedings.”

During the fourth quarter of 2006, we closed our Johnsonville fibers operation and consolidated all of our U.S. polyester staple fiber production into our Palmetto facility, located in Darlington, South Carolina, which has an annual capacity of 500 million pounds. Our FRPG recorded total charges related to the Johnsonville fibers closure of $33.3 million, approximately $30 million of which will have no cash impact. For additional information, see Note 4.

During the fourth quarter of 2006, we recognized an impairment charge of $33.4 million, which represented the carrying amount of our PPG goodwill at October 1, 2006.

On August 27, 2005, we shut down our Pearl River facility in Hancock County, Mississippi, in anticipation of hurricane Katrina. The damages caused by the hurricane resulted in a temporary shutdown of the entire facility. The facility re-started production in two phases. One production line, which has an annual capacity of 280 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, started at the end of November, 2005. As of December 31, 2006, we incurred total costs of $32.0 million. We had also received $6.6 million of proceeds in the fourth quarter of 2006, attributable to hurricane Katrina, resulting in a net cash cost of $25.4 million. These proceeds, which are included in net cash used in operating activities in our Consolidated Statements of Cash Flows, were used to pay down debt.

Notes to Consolidated Financial Statements — (Continued)

The actual damages included the following:

Direct Damage to Plant Site —	Costs incurred to repair and/or restore all machinery, equipment, foundations, and buildings to their normal operating condition.
Fixed Costs —	Salaries, wages, property insurance, electricity, and waste water treatment costs incurred during the shutdown period.
Incremental freight costs —	Additional freight costs incurred above our normal freight expense, primarily due to the disruption in rail service.
Infrastructure support —	Costs to maintain an adequate living environment for both our employees and contract workers starting with the initial repair period and continuing in order to maintain proper staffing levels to operate the plant.
Inventory spoilage —	Costs representing the difference between the inventory cost at the time of the hurricane less the net realizable value of inventory that was damaged or spoiled as a result of the hurricane.
Rail car damage —	Costs of repairing all of our leased rail cars that were damaged during the hurricane.
Rail car leases —	Monthly lease cost related to the rail cars that were damaged and thus inoperable.

The following reflects the timing of charges (in millions) related to hurricane Katrina:

Costs incurred for the three month periods ended:
September 30, 2005	$7.4
December 31, 2005	16.6
March 31, 2006	5.7
June 30, 2006	1.4
September 30, 2006	0.9
December 31, 2006	—

Hurricane Katrina cost incurred to date	32.0
Less: Proceeds from claims	(6.6)

Hurricane Katrina cash costs, net excluding lost profits	$25.4

In addition to the costs listed above, hurricane Katrina also delayed the completion of our PET resin expansion at our Pearl River facility. As a result of this and 2 1/2 months of lost production, we incurred a substantial amount of lost profits, which are not included in the aforementioned costs.

We have insurance that covers substantially all of the costs described above as well as lost profits, based on the expected production of the facility, resulting from hurricane Katrina in excess of our $20 million deductible and certain insurance policy sub-limits.

The non-capitalizable financing costs consisted of costs associated with our previous financings that were repaid in the first quarter of 2004. For additional information on non-capitalizable financing costs, see Note 9.

In October 2000, the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are generally distributed in the fourth quarter to injured companies who file claims to that effect. We also incurred legal charges in order to maintain the existing anti-dumping duties.

Notes to Consolidated Financial Statements — (Continued)

7.	DISCONTINUED OPERATIONS

During the fourth quarter of 2006, after a review of our strategic alternatives, we made a decision to dispose of our PET European resins business. These assets, previously included in our PPG, are expected to be disposed of in the first half of 2007. The assets of this business have met the criteria for, and have been classified as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

The major classes of assets and liabilities held for sale included in our Consolidated Balance Sheets for discontinued operations were as follows:

	December 31,
	2006	2005
	(In millions)

Assets held for sale:
Accounts receivable	$—	$3.2
Inventories	—	8.7

Total current assets held for sale	—	11.9

Property, plant and equipment, net	—	17.8

Total asset held for sale	$—	$29.7

Liabilities associated with assets held for sale:
Accounts payable	$—	$4.1
Accrued liabilities	10.7	1.3

Total current liabilities associated with assets held for sale	10.7	5.4
Non-current liabilities associated with assets held for sale	—	4.9

Total liabilities associated with assets held for sale	$10.7	$10.3

An impairment loss of $19.1 million was recorded in 2006 to reduce the value of these assets to their fair value less expected costs of disposal. Since the fair value of these assets was zero, no value was assigned. An expected loss on disposal of $7.4 million was recorded in the fourth quarter of 2006 and included in discontinued operations in our Consolidated Statements of Operations.

Results for discontinued operations consist of the following:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Net sales	$82.6	$71.9	$76.1

Earnings (loss) from discontinued operations before income tax benefit	$(3.2)	$(2.8)	$0.7
Income tax benefit	(0.1)	(1.4)	(0.1)

Earnings (loss) from discontinued operations, net	(3.1)	(1.4)	0.6

Estimated loss on disposal of business and impairment charge to record assets at fair value less costs of disposal	(26.5)	—	—
Income tax benefit	(0.9)	—	—

Loss on disposal of business and impairment loss to record assets at fair value less costs of disposal	(25.6)	—	—

Net earnings (loss) from discontinued operations	$(28.7)	$(1.4)	$0.6

Notes to Consolidated Financial Statements — (Continued)

8.	RESTRUCTURING CHARGES

During the first quarter of 2006, we announced a plan to reduce costs in our European polyester staple fibers operations, which included reducing the number of positions and certain other changes. In conjunction with this plan, our FRPG recorded and paid severance costs of $1.5 million in 2006. These costs are reflected in Operating loss in our Consolidated Statements of Operations.

During the second quarter of 2005, we announced and implemented a strategic plan to reduce the stated annual polyester staple fiber capacity located at our Johnsonville, S.C. facility by approximately 80 million pounds. In conjunction with this plan, our FRPG recorded a total charge of $0.6 million. Severance costs represented $0.4 million and equipment that was permanently shut down represented $0.2 million of the charge. At December 31, 2005, $0.1 million was accrued and $0.3 million was paid by the end of 2005. There were no adjustments to the liability. The remaining balance of $0.1 million was paid out in the first quarter of 2006.

In November 2003, we announced a plan with Company-wide cost reduction initiatives that included eliminating levels of management, reducing the number of employees, and other organizational and administrative consolidations and changes. During 2004, we incurred severance and contract termination costs of $1.8 million associated with this plan for our continuing operations, all of which related to the FRPG. These costs were reflected in operating income (loss) in our Consolidated Statements of Operations. The following represents changes in this accrual since December 31, 2003.

Severance
Costs
(In millions)

Accrual balances at December 31, 2003	$6.0
Accruals during 2004	2.1
Cash payments	(7.3)
Currency translation adjustments	—

Accrual balances at December 31, 2004	0.8
Cash payments	(0.8)
Currency translation adjustments	—

Accrual balances at December 31, 2005	$0.0

9.	BORROWING ARRANGEMENTS

Long-term debt consists of the following:

	December 31,
	2006	2005
	(In millions)

$225.0 Revolving Credit Facility	$128.0	$50.1
$185.0 First Lien Term Loan	185.0	185.0
$265.0 Second Lien Term Loan	262.2	261.4
€20.0 European facility	2.4	—
Other	2.0	2.1

Total debt	579.6	498.6
Less current portion	0.3	0.2

Total long-term debt	$579.3	$498.4

Notes to Consolidated Financial Statements — (Continued)

Our major Debt Agreements consist of the following:

•	a $225.0 million Revolving Credit Facility, as amended on October 20, 2006 secured by our domestic accounts receivable, domestic inventory and other related intangibles that matures on May 4, 2011. While we do not expect the maturity to occur prior to this date, it could be accelerated by (a) not complying with the terms of our Debt Agreements; (b) not refinancing either of the Term Loans at least three months prior to their maturities in February 2009 and 2010, or (c) not repaying a significant portion of either of the Term Loans, concurrent with having at least $75.0 million in Average Excess Availability under our Revolving Credit Facility. Our borrowing capacity is principally based on our domestic accounts receivable and inventory, less outstanding letters of credit and any liability related to the termination of certain financial instruments, but cannot exceed $225.0 million. Pricing on the Revolving Credit Facility is based on our Average Excess Availability as defined in the Revolving Credit Facility and has interest rates of either LIBOR plus 1.25%-2.00% per annum (currently 1.75%) or the prime lending rate plus 0.25%-1.00% per annum (currently 0.75%), at our option on outstanding borrowings. Interest payments are due at the end of each borrowing period.

•	a $185.0 million First Lien Term Loan that matures on February 10, 2009 and has an annual interest rate of three-month LIBOR plus 4.00% paid quarterly, and

•	a $265.0 million Second Lien Term Loan that matures on February 10, 2010 and has an annual interest rate of three-month LIBOR plus 6.75% paid quarterly. The amounts outstanding are net of the unamortized portion of the original issue discount.

The First and Second Lien Term Loans have a LIBOR floor of 2.00%. We may elect to pre-pay the First Lien Term Loan at par. The Second Lien Term Loan was issued at a 2% discount, and in certain circumstances, we may elect to pre-pay this loan at 103% of its face amount from February 11, 2007 until February 10, 2008, and at par thereafter.

Our Borrowing Base under the Revolving Credit Facility is determined by the amount of eligible accounts receivable and inventory. The Revolving Credit Facility is collateralized by a first lien on our domestic accounts receivable, inventory, and related intangibles. The First Lien Term Loan is primarily collateralized by a first lien in our domestic real property, plant and equipment. The Second Lien Term Loan is collateralized by a second lien in substantially all of our domestic assets.

On October 20, 2006, we amended our Revolving Credit Facility to facilitate the issuance of mandatory convertible debt, to provide additional flexibility with respect to our European operations, and to clarify and correct certain terms in the May 2006 document.

The aggregate amount of long-term debt maturing in each of the next five years is approximately $0.3 million in 2007, $1.3 million in 2008, $185.3 million in 2009, $264.7 million in 2010, and $128.0 million in 2011.

Our major Debt Agreements contain financial and restrictive covenants. The terms of the Revolving Credit Facility require that our Availability (as defined in the Revolving Credit Facility) cannot be lower than $45.0 million for more than seven consecutive days unless we maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0. As of December 31, 2006, our Fixed Charge Coverage Ratio under the Revolving Credit Facility was 0.61 to 1.0. The Fixed Charge Coverage Ratio, as defined under the Revolving Credit Facility, is the sum of the prior four quarters’ earnings (loss) from continuing operations before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash.

Our major Debt Agreements limit our common stock dividend to no more than $0.09 per share in each quarter and we can not make more than $15.0 million in Restricted Payments (as defined in the Term Loans) over the life of

Notes to Consolidated Financial Statements — (Continued)

the financings. Restricted Payments include stock redemption payments, principal payments of subordinated debt prior to its maturity, certain investments, and dividend payments when the Fixed Charge Coverage Ratio, as defined in the Term Loans, is below 3 to 1. The Fixed Charge Coverage Ratio, as defined in the Term Loans, is the sum of the prior four quarters’ earnings (loss) from continuing operations before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by interest expense exclusive of any amortization or discounts related to the February 2004 Financing. As of December 31, 2006, our Fixed Charge Coverage Ratio under the Term Loans was 1.02 to 1.0, and we have used $10.9 million of the $15.0 million limitation on Restricted Payments. On March 15, 2007, we paid a dividend of $0.02 per share, or $0.7 million, to stockholders of record on March 1, 2007. We are in compliance with all debt covenants.

The €20 million multicurrency facility is secured by certain of our foreign subsidiaries’ trade accounts receivable. The financial covenant in this facility is the debt of the relevant foreign subsidiaries at the end of each quarter must be less than 5.0 times the EBITDA (as defined in that document) for the last four quarters. While the interest rate varies by currency borrowed, we primarily borrow in Euros. The average interest rate for 2006 was 6.88%.

One of our foreign subsidiaries has a capital lease with an obligation of $1.0 million at December 31, 2006 for certain of its equipment, which is classified as debt on our Consolidated Balance Sheet. The related amortization is included in depreciation expense.

At December 31, 2006, we had a total of $150 million in interest rate hedging agreements which were entered into to reduce our exposure to floating rate debt as follows: a $50 million fixed-rate swap which matures June 2007 where we receive three-month LIBOR and pay 6.17% quarterly; a $25 million fixed-rate swap which matures July 2007 where we receive three-month LIBOR and pay 3.69% quarterly; a $25 million fixed-rate swap which matures July 2007 where we receive three-month LIBOR and pay 3.608% quarterly; and a $50 million cap where, for quarterly periods when three-month LIBOR exceeds 6% on its reset date, we receive the difference between three-month LIBOR and 6%. The two $25 million fixed-rate swaps were designated as cash flow hedges. Our Revolving Credit Facility requires at least $150 million of our debt to be either at a fixed rate or hedged to reduce our exposure to floating interest rates. As a result of this requirement we expect to enter into additional hedging agreements totaling at least $150 million on or before the existing hedging agreements mature.

During 2006, 2005 and 2004, we capitalized interest of $2.4 million, $2.4 million, and $0.4 million, respectively, as part of the cost of capital projects under construction. Interest expense, net includes interest income of $0.6 million, $0.7 million, and $1.2 million for 2006, 2005 and 2004, respectively.

In 2004, we incurred the following expenses (including non-cash charges) as a part of the February 2004 Financing when we entered into the Revolving Credit Facility and Term Loans:

(In millions)

Termination of Swap Agreements	$14.4
Pre-payment Penalties	13.9
Write-Off of Debt Issuance Costs	6.6
Other Expenses	5.3

Non-Capitalizable Financing Costs	$40.2

Notes to Consolidated Financial Statements — (Continued)

10.	INCOME TAXES

For financial reporting purposes, the Earnings (loss) from continuing operations before income taxes for the years presented is as follows:

	Years Ended December 31,
	2006	2005	2004
		(Adjusted)	(Adjusted)
	(In millions)

United States	$(134.9)	$(64.0)	$(63.5)
Foreign	14.5	(18.9)	(3.8)

	$(120.4)	$(82.9)	$(67.3)

Significant components of the income tax benefit from continuing operations are as follows:

	Years Ended December 31,
	2006	2005	2004
		(Adjusted)	(Adjusted)
	(In millions)

Current:
Federal	$—	$—	$6.1
State	0.1	0.1	—
Foreign	0.5	0.4	0.2

	0.6	0.5	6.3

Deferred:
Federal	(36.7)	(22.6)	(22.5)
State	(1.6)	—	—
Foreign	1.0	(2.3)	(1.0)

	(37.3)	(24.9)	(23.5)

	$(36.7)	$(24.4)	$(17.2)

The difference between the benefit for income taxes computed at the statutory income tax rate on Earnings (loss) from continuing operations is explained as follows:

	Years Ended December 31,
	2006	2005	2004
		(Adjusted)	(Adjusted)

Computed at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.0	(0.1)	—
Differences in income tax rates between the United States and foreign countries	3.0	(5.8)	(0.8)
Repatriation of foreign earnings, American Jobs Creation Act of 2004	—	—	(9.0)
Goodwill	(9.7)	—	—
Credits	0.9	0.3	0.9
Other, net	0.3	—	(0.6)

Effective tax rate	30.5%	29.4%	25.5%

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

	December 31,
	2006	2005
		(Adjusted)
	(In millions)

Depreciation	$182.4	$196.0
Foreign	3.8	3.2
Other	3.0	6.1

Total deferred tax liabilities	189.2	205.3
Foreign repatriation	20.3	20.3
Other	9.3	9.1

Total deferred liabilities	218.8	234.7

Domestic carryforward	214.9	186.1
Foreign carryforward	3.5	4.6
Other	21.6	23.2

Total deferred tax assets	240.0	213.9
Valuation allowance	(29.4)	(26.0)

Net deferred tax assets	210.6	187.9

Net deferred liabilities	$8.2	$46.8

At December 31, 2006, we had a federal net operating loss (NOL) of approximately $483.0 million available for carryforward, which begins to expire in 2019, and approximately $8.0 million of federal tax credit carryforwards, which begin to expire in 2018. Additionally, we had approximately $703.0 million of state NOLs available for carryforward that begin to expire in 2007. We also had foreign NOLs of approximately $10.0 million that may be carried forward indefinitely. The valuation allowance, which is primarily attributable to state and foreign NOLs and federal tax credits, increased by $3.4 million during 2006. At December 31, 2006, tax contingencies are considered in evaluating future utilization of the federal NOL. Any future settlement or release of the tax contingencies will result in a need to reassess the valuation allowance.

Deferred taxes have not been provided for approximately $81.0 million of undistributed earnings of foreign subsidiaries, which are permanently reinvested outside the United States. We intend to reinvest such undistributed earnings for an indefinite period except for distributions upon which incremental taxes would not be material. If all such earnings were distributed, we would be subject to both U.S. income taxes (subject to a potential adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

11.	ENVIRONMENTAL MATTERS

Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. As discussed in Note 1, our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between $2.3 million and $6.9 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $5.1 million and $6.6 million at December 31, 2006 and 2005, respectively, which are reflected as other noncurrent liabilities in our Consolidated Balance Sheets. These accruals

Notes to Consolidated Financial Statements — (Continued)

represent our best estimate of probable non-capital environmental expenditures. These non-capital expenditures are expected to be incurred over the next 6 to 30 years. We do not expect to incur any significant future capital expenditures related to environmental matters.

The final resolution of these contingencies could result in expenses different than current accruals, and, therefore, could have an impact on our consolidated financial results in a future reporting period. However, we believe the ultimate outcome will not have a significant effect on our consolidated results of operations and financial position.

The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	2006	2005	2004
	(In millions)

Balance at beginning of year	$6.6	$7.0	$6.5
Changes in remediation cost estimates	(1.3)	—	0.8
Expenditures	(0.2)	(0.4)	(0.3)

Balance at end of year	$5.1	$6.6	$7.0

The changes in remediation cost estimates were primarily the result of more current information as to the expected costs associated with groundwater remediation at two of our South Carolina plants. These costs were included in operating loss in our Consolidated Statements of Operations.

There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.

12.	RETIREMENT PLANS

We have defined benefit plans and defined contribution pension plans that cover substantially all employees. One defined contribution plan (The Wellman, Inc. Retirement Plan) provides for employer contributions based on the earnings of eligible employees. Expense related to this defined contribution plan amounted to $4.5 million, $3.9 million, and $2.7 million for the years ended December 31, 2006, 2005, and 2004, respectively. In conjunction with our cost reduction initiatives, certain employer contributions were suspended in 2004. Certain of these employer contributions were reinstated, effective January 1, 2005.

Our other defined contribution plan is the Wellman, Inc. Employee Stock Ownership Plan (the ESOP). In 2003, as part of our restructuring and cost reductions we suspended our contributions to the ESOP. Subsequently, the ESOP was frozen in 2004, and the ESOP assets for the non-union participants were transferred in late 2005 to a defined contribution plan for these participants and we applied for permission to terminate the ESOP. We received permission to terminate the ESOP and distribute the remaining funds to the union participants in 2006. Substantially all of these funds were transferred to the Wellman, Inc. Retirement Plan or distributed in 2006.

Benefits under the European defined benefit plans are based on employees’ compensation and length of service, while benefits under defined benefit plans covering domestic employees are based on employees’ compensation and length of service or at stated amounts based on length of service. Our policy is to fund amounts, which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Substantially all of the assets of the plans are invested in equity securities, debt securities, and money market instruments.

As disclosed in Note 2, during the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains or losses relating to our defined benefit plans. Actuarial gains and losses result from differences in the actual results and the assumptions used for the discount rate, rate of return on assets, wage and inflation assumptions, changes in mortality tables and various other assumptions. Historically, we amortized these actuarial gains and losses for our domestic and Dutch plans using the corridor method as defined by SFAS No. 87, “Employers’ Accounting for Pensions.” For our Irish plans, we used a five-year straight-line method (subject to the

Notes to Consolidated Financial Statements — (Continued)

minimum amortization provisions). We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. We believe this method is preferable for the following reasons: 1) the new method eliminates deferrals related to actuarial gains and losses from prior periods and recognizes actual performance in the year incurred; 2) the new method creates consistency among our plans, which will now use the same basis of accounting; and 3) the new accounting method is closer to fair value accounting.

As a result of this change in accounting principle, we adjusted all prior periods. For additional information on the effects of the change on our Consolidated Financial Statements, see Note 2.

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires us to recognize the over-funded or under-funded status of our defined benefit postretirement plans (other than a multiemployer plan), measured as of our year end, as assets or liabilities in our Consolidated Balance Sheet and to recognize changes in that funded status, net of tax, in the year in which the changes occur through comprehensive income. Because of our change in accounting method in the first quarter of 2006 for recognizing actuarial gains and losses, the adoption of SFAS No. 158 did not affect our Statements of Operations or financial position.

We use a December 31 measurement date for all of our defined benefit plans. The following summarizes the amounts with respect to all the defined benefit plans that are reflected on our financial statements:

	2006	2005(a)
	(In millions)

Consolidated Balance Sheets:
Non-current accrued benefit cost recognized on Consolidated Balance Sheets	$34.1	$52.1

	2006	2005(a)	2004(a)

Consolidated Statements of Operations:
Net periodic pension cost (income)	$(18.3)	$42.0	$12.3

(a)	Adjusted to reflect the change in accounting principle described above and discontinued operations.

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

VII. Recognition of Actuarial Gains and Losses

Notes to Consolidated Financial Statements — (Continued)

I. Net Periodic Pension Costs

The following assumptions used in computing the net periodic pension costs reflect discount rates, future return on plan assets and expected compensation increases that we believed were appropriate for the periods indicated below. The discount rate is determined by reviewing the rates of return on high-quality fixed income investments currently available with maturity dates corresponding with the maturity of the pension benefits. The expected return on plan assets is based on the expected long term rate of return on plan assets taking into account the plans’ asset allocation (primarily between equity and debt securities) and giving appropriate consideration to historical plan returns. The rate of compensation increase is determined by taking into consideration future economic conditions, such as inflation and our expected future compensation levels when compared to historical performance.

The significant weighted-average assumptions were as follows:

	2006		2005		2004
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans(a)	Plans	Plans(a)

Discount rate	5.00%	4.00%	5.75%	5.00%	6.25%	5.50%
Expected return on plan assets	7.50%	6.00%	8.25%	7.00%	8.50%	8.50%
Rate of compensation increase	—	3.75%	—	3.00%	—	3.00%

(a)	Adjusted to reflect discontinued operations.

The components of net periodic cost were as follows:

	2006		2005(a)		2004(a)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans
	(In millions)

Service Cost	$0.6	$3.7	$0.5	$1.9	$0.4	$1.6
Interest Cost	3.4	4.2	3.2	3.2	3.2	3.0
Expected return on plan assets	(3.2)	(4.8)	(3.5)	(4.6)	(3.3)	(5.2)
Actuarial (gain) loss	(2.6)	(19.6)	16.2	25.1	3.2	9.2
Curtailment loss	—	—	—	—	—	0.2

Net periodic pension cost (income)	$(1.8)	$(16.5)	$16.4	$25.6	$3.5	$8.8

(a)	Adjusted to reflect our voluntary charge in accounting principle for recognizing net actuarial gains and losses and revised to reflect discontinued operations.

To the extent that actual results were different than the assumptions, these amounts were reflected as an actuarial gain or loss in the fourth quarter of the year incurred.

Projected Benefit Obligations

The following are the principle assumptions that were used to compute the projected benefit obligation at the end of 2006 and 2005.

	2006		2005
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans(a)

Assumptions
Average weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.30%	4.50%	5.00%	4.00%
Rate of compensation increases	—	3.75%	—	3.75%

(a)	Adjusted to reflect discontinued operations.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes change in the projected benefit obligation for the domestic and foreign plans for these years:

	2006		2005
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans(a)	Plans	Plans(a)
		(In millions)

Change in benefit obligation:
Projected Benefit obligation at beginning of year	$71.3	$100.3	$57.0	$70.9
Service cost	0.5	3.7	0.5	1.9
Interest cost	3.4	4.2	3.2	3.3
Actuarial loss (gain)	(1.4)	(13.1)	14.2	36.8
Benefits paid	(3.8)	(1.8)	(3.6)	(1.5)
Exchange gain (loss)	—	11.2	—	(11.1)

Projected Benefit obligation at end of year	$70.0	$104.5	$71.3	$100.3

(a)	Revised to reflect discontinued operations.

III.  Plan Assets

Our domestic and foreign pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	December 31, 2006				December 31, 2005
	Domestic Plans		Foreign Plans		Domestic Plans		Foreign Plans
		% of		% of		% of		% of
(In millions)		Total		Total		Total		Total

Equity securities	$29.6	63.0%	$72.8	78.0%	$27.1	61.7%	$58.2	77.0%
Debt securities	17.4	37.0	10.3	11.0	16.8	38.3	10.6	14.0
Real estate	—	—	5.6	6.0	—	—	4.5	6.0
Other	—	—	4.7	5.0	—	—	2.3	3.0

Total	$47.0	100.0%	$93.4	100.0%	$43.9	100.0%	$75.6	100.0%

Investment Policies

In determining our long-term rate of return on plan assets, our objective is to obtain the highest possible return over the long-term commensurate with the appropriate level of assumed risk. In order to moderate the investment portfolio’s risk and volatility, we develop a forecast of financial market returns over a wide range of potential future economic trends.

Our investment policies and asset allocation resulted in the following change in our plan assets.

	2006		2005
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans(a)	Plans	Plans(a)
	(In millions)

Change in plan assets:
Fair value of plan assets at beginning of year	$43.9	$75.6	$42.9	$71.6
Actual return on plan assets	4.4	9.2	1.5	13.2
Contributions	2.5	1.3	3.1	2.1
Benefits paid	(3.8)	(1.8)	(3.6)	(1.5)
Exchange gain (loss)	—	9.1	—	(9.8)

Fair value of plan assets at end of year	$47.0	$93.4	$43.9	$75.6

(a)	Revised to reflect discontinued operations.

Notes to Consolidated Financial Statements — (Continued)

IV. Funded Status

Our plans had the following funded status at the end of each year as indicated in the table below. As a result of our change in accounting for actuarial gains and losses described above, the funded status is the non-current accrued benefit cost reflected on our balance sheet at December 31, 2006 and 2005.

	2006		2005
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans(a)	Plans	Plans(a)
	(In millions)

Projected benefit obligation at end of year	$70.0	$104.5	$71.3	$100.3
Fair value of plan assets at end of the year	47.0	93.4	43.9	75.6

Funded status accrued at the end of the year	$(23.0)	$(11.1)	$(27.4)	$(24.7)

(a)	Revised to reflect discontinued operations.

V.	Accumulated Benefit Obligations

The accumulated benefit obligation for all defined benefit pension plans was $148.7 million and $145.2 million at December 31, 2006 and 2005, respectively. For our domestic plans, the plan assets were less than the accumulated benefit obligations. The following summarizes those amounts.

	2006	2005
	Domestic	Domestic
	Plans	Plans
	(In millions)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$70.0	$71.3
Accumulated benefit obligation	$70.0	$71.3
Fair value of plan assets	$47.0	$43.9

VI.  Cash Flows

Contributions

In 2006, we contributed $2.6 million to our domestic defined benefit plans and $1.3 million to our foreign plans. In 2007, we expect to contribute $6.7 million to our domestic defined benefit plans and $2.3 million to our foreign plans.

Estimated Future Benefit Payments

The following are the expected benefit payments for our domestic and foreign defined benefit plans, which reflect expected future service:

	Domestic	Foreign Benefit
	Benefit Payments	Payments
	(In millions)

2007	$4.4	$1.9
2008	$4.4	$1.9
2009	$4.4	$2.0
2010	$4.4	$2.0
2011	$4.4	$2.1
Years 2012-2016	$23.5	$12.0

Notes to Consolidated Financial Statements — (Continued)

VII.	Recognition of Actuarial Gains and Losses

Historically, we amortized these actuarial gains and losses for our domestic plans using the corridor method as defined by SFAS No. 87, “Employers’ Accounting for Pensions.” For our Irish plans, we used a five-year straight-line method (subject to the minimum amortization provisions). Based on our change in accounting principle for recognizing actuarial gains and losses, we are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations.

The aforementioned financial information excludes any information related to our European PET resin defined benefit plans, since we believe the ultimate disposition of the business (See Note 7) will not result in any additional liability or funding for these plans.

13.	STOCKHOLDER’S EQUITY

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

The initial liquidation preference of the Preferred Stock was $126.0 million, increasing by 8.5% per year compounded quarterly for the first five years unless our consolidated net income for 24 consecutive quarters (excluding any changes in accounting principle after September 30, 2002, any beneficial conversion charges and any preferred stock dividends) is greater than $160.0 million. If that occurs, the accretion rate will become 7.25% and the holders of the Preferred Stock will participate with the common stock dividend. After June 27, 2008, the holders of the Preferred Stock will be able to elect to receive cash dividends or continue to increase their liquidation preference. The rate will increase to 8.75% per year compounded quarterly at that time. If the holders of the Preferred Stock are not participating in the common stock dividend, or if the common stock dividend is less than $0.045 per share per quarter, then the rate will increase to 10% per year compounded quarterly. The Preferred Stock is also entitled to participate in any extraordinary dividends, and if there is a change of control within the first five years, then the liquidation preference of the Preferred Stock is adjusted as if it had been owned for five years.

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

The Preferred Stock was initially reflected on our financial statements at $121.1 million, which is a discount of $4.9 million from its initial liquidation preference of $126.0 million. Since, at the end of the seventh year (June 27, 2010), the holders of the Preferred Stock can require us to remarket the Preferred Stock by increasing its dividend rate until its market value is its liquidation preference value, the discount will be accreted and recorded as a reduction of earnings attributable to common stockholders ratably for a period of seven years from the date of issuance. The warrants are immediately included in the computation of diluted earnings per share using the treasury stock method, and therefore become dilutive only when the market price of our common stock is above their exercise price.

Notes to Consolidated Financial Statements — (Continued)

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

At our 2004 annual meeting, our stockholders approved the implementation of a new Wellman, Inc. Restricted Stock Plan (New Restricted Stock Plan). Pursuant to the New Restricted Stock Plan, directors and certain employees are eligible to receive awards of restricted common stock shares (Restricted Awards). The terms of the restrictions and the awards are at the sole discretion of the Compensation Committee. A total of 1,000,000 shares of common stock were reserved for issuance under the New Restricted Stock Plan. On June 28, 2004, 125,000 Restricted Awards were issued to employees. The initial restriction term was two years and the fair market value of the common stock on the date of issuance was $7.99 per share. At December 31, 2006, restrictions related to 119,709 Restricted Awards had lapsed and 5,291 Restricted Awards were forfeited before the restrictions lapsed. On March 14, 2005 (2005 Grant), and January 13, 2006 (2006 Grant), Restricted Awards of 395,000 and 243,000, respectively were granted to employees. The Restricted Awards vest over five years with provisions for accelerated vesting if certain targets are achieved. The fair market value of the common stock on the date of issuance of the 2005 Grant and 2006 Grant was $15.15 per share and $6.87 per share, respectively. At December 31, 2006, restrictions lapsed related to 79,000 shares related to the 2005 Grant. On May 16, 2006, Restricted Awards totaling 16,000 shares were granted to directors (2,000 shares each). The Restricted Awards vest over five years with provisions for accelerated vesting if certain targets are achieved. The fair market value of the common stock on the date of grant was $5.01. At December 31, 2006, Restricted Awards totaling 4,000 shares were forfeited before the restrictions lapsed.

We also have a deferred compensation and restricted stock plan (Restricted Stock Plan). Pursuant to the Restricted Stock Plan, certain officers and directors are required to defer a certain portion of their compensation and could elect to defer additional compensation that is exchanged for restricted stock. Shares granted are subject to certain restrictions on transferability. The exercise price for restricted stock awards granted is 85% of the average of the highest and lowest sales prices of the common stock as reported on the New York Stock Exchange on the last day of the prior calendar quarter and on each of the 15 days before and after that date. A total of 1,000,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. As of December 31, 2006 a total of 360,115 shares of restricted stock had been awarded pursuant to the Restricted Stock Plan and the restrictions have not lapsed on 165,825 of these shares. During 2005, participants purchased 2,095 shares of restricted common stock at an average price per share of $8.89. No shares of restricted common stock were purchased under this plan in 2004. The amount of non-cash compensation expense associated with purchases during 2005 was not material.

Although no stock options have been granted to employees since 2003, we have stock option plans for certain employees (the Plans) that authorize the grant of non-qualified stock options (NQSOs). For all options granted in connection with the Plans, the option period extends for 11 years from the date of grant with the shares vesting at 20% per year over the first five years. The exercise price for options granted prior to 1998 is equal to the fair value of our common stock at the date of grant. For options granted after 1997, the exercise price is equal to the average of the highest and lowest sales prices of our common stock over a period of 20 days prior to the date of the grant. In addition, we have a Directors’ Stock Option Plan. Each year through 2004, each eligible director was granted an option for 1,000 shares on the eighth business day after we publicly announced our annual earnings. In 2006 and 2005, the Directors voted not to grant any of these options. The option period extends for 11 years from the grant date with the shares being 100% vested one year after the grant date. The exercise price is equal to the average of the highest and lowest sales price of our common stock over a period of 20 days prior to the date of the grant.

In December 2004, the FASB released SFAS No. 123 (Revised 2004), “Share-Based Payment.” This Statement was implemented in our first quarter 2006 financial statements, using the Standard’s “modified prospective” method. The Statement did not have an impact on our Consolidated Financial Statement because all of the options outstanding are vested. In December 2005, our Board of Directors voted to vest the 226,980

Notes to Consolidated Financial Statements — (Continued)

unvested 1997 options granted in August 2003 with an exercise price of $10.44 under the Wellman, Inc. Amended and Restated 1997 Stock Option Plan. One third of the remaining unvested options would have vested in August of 2006, 2007, and 2008, respectively. We estimate that approximately $0.5 million of expense was eliminated as a result of accelerating the vesting of these options. Prior to adoption of SFAS 123 (Revised 2004), we followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations in accounting for our employee stock options. Under APB 25, any difference between the exercise price of our employee stock options and the market price of the underlying stock on the date of grant was recognized as compensation expense over the vesting period of the options. The alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” required use of option valuation models for determining compensation expense.

Pro forma information regarding net earnings (loss) and earnings (loss) per common share was required by Statement 123, which also required that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. There were no options granted in 2006 and 2005, and only directors received stock options in 2004. The fair value for options granted in 2004 was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.44%, a dividend yield of 1.38%, volatility factors of the expected market price of our common stock of 0.468, and a weighted-average expected life of the option of 8 years. The weighted-average fair value of options granted to directors in 2004 was $3.86.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information follows:

	2005	2004
	(In millions, except per share amounts)

Net loss attributable to common stockholders, as reported	$(74.1)	$(61.8)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.7)	(0.2)

Pro forma net loss attributable to common stockholders	$(74.8)	$(62.0)

Net loss attributable to common stockholders per share:
Basic net loss per common share, as reported	$(2.34)	$(1.95)
Basic net loss per common share, pro forma	$(2.36)	$(1.96)
Diluted net loss per common share, as reported	$(2.34)	$(1.95)
Diluted net loss per common share, pro forma	$(2.36)	$(1.96)

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the three years ended December 31, 2006 follows:

		Weighted
		Average Price
	Shares	per Share

Outstanding December 31, 2003	3,848,928	$16.66
Granted	8,000	8.02
Exercised	(17,600)	9.64
Cancelled/Forfeited	(1,010,310)	17.65

Outstanding December 31, 2004	2,829,018	16.33
Exercised	(22,880)	9.66
Cancelled/Forfeited	(214,880)	26.38

Outstanding December 31, 2005	2,591,258	15.55
Cancelled/Forfeited	(246,570)	21.58

Outstanding December 31, 2006	(2,344,688)	$14.92

At December 31, 2006, 2005, and 2004, options for 2,344,688, 2,591,258, and 2,504,895 shares, respectively, were exercisable. At December 31, 2006, 1,203,365 shares were available for future option grants. The following summarizes information related to stock options outstanding at December 31, 2006:

Range of exercise prices	$8.02-$15.24	$16.61-$18.94

Number outstanding at December 31, 2006	958,690	1,385,998
Weighted-average remaining contractual life	5.7	3.4
Weighted-average exercise price of options outstanding	$11.33	$17.40
Number exercisable at December 31, 2006	958,690	1,385,998
Weighted-average exercise price of options exercisable	$11.33	$17.40

On August 31, 2001, our Board of Directors authorized a plan that provides each stockholder of record one common stock purchase right for each share of common stock (the Rights Plan). The rights are represented by the common stock certificates and are not separately traded from the common stock and are not currently exercisable. The rights become exercisable only if a person acquires beneficial ownership of 20% or more of our common stock or announces a tender offer or exchange offer that would result in beneficial ownership of 20% or more of our common stock, at which time each right would enable the holder to buy shares of the common stock at a discount to the then market price. We may redeem the rights for $.01 per right, subject to adjustment, at any time before the acquisition by a person or group of 20% or more of our common stock. The rights have a 10-year term. On February 12, 2003, our Board of Directors amended the terms of the Rights Plan to provide that the rights are not exercisable in connection with the private equity investment by Warburg Pincus VIII.

Although the Rights Plan should not interfere with a business combination approved by our Board of Directors, they may cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board, except pursuant to an offer conditioned on a substantial number of rights being acquired.

Notes to Consolidated Financial Statements — (Continued)

14.	NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) attributable to common stockholders per common share for the years indicated:

	2006	2005(a)	2004(a)
	(In millions)

Numerator for basic and diluted net earnings (loss) attributable to common stockholders per common share:
Loss from continuing operations	$(83.7)	$(58.5)	$(50.1)
Accretion(b)	(14.4)	(14.2)	(12.3)

Net loss attributable to common stockholders from continuing operations	(98.1)	(72.7)	(62.4)
Net earnings (loss) attributable to common stockholders from discontinued operations	(28.7)	(1.4)	0.6

Net loss attributable to common stockholders	$(126.8)	$(74.1)	$(61.8)

Denominator:
Denominator for basic net loss attributable to common stockholders per common share — weighted-average shares	31.9	31.7	31.6
Effect of dilutive securities:
Employee stock options and restricted stock	—	—	—
Preferred stock — if converted(c)	—	—	—

Denominator for diluted net loss attributable to common stockholders per common share — adjusted weighted-average shares	31.9	31.7	31.6

(a)	These amounts reflect our change in accounting principle in the first quarter of 2006 and discontinued operations. For additional information on the accounting change and discontinued operations, see Notes 2 and 7, respectively.

(b)	Accretion is recorded based on the fair market value of the increase in the liquidation preference of the preferred stock. The 2005 amount included $0.9 million primarily recorded in the first quarter of 2005 which was the amount that the fair market value of the accretion exceeded the book value of the accretion based on the value of the underlying stock.

(c)	These shares were not included in the EPS calculation, since their effect would have been anti-dilutive, but may be included under the if-converted method in future calculations. For additional information, including the liquidation preference of the preferred stock, see Note 13.

15.	COMMITMENTS AND CONTINGENCIES

We have commitments and contingent liabilities, including legal proceedings, environmental liabilities (see Note 11), and various operating lease commitments.

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

Following the public disclosure of the investigation, numerous producers of polyester staple fiber, including Wellman, were named in 24 federal actions brought by direct purchasers of polyester staple fiber asserting claims of

Notes to Consolidated Financial Statements — (Continued)

violations of U.S. antitrust laws due to alleged price fixing and market allocation in the polyester staple fiber industry. Ten of these cases were brought as class actions. Direct and indirect purchasers also brought a class action against Wellman and certain other companies in Canada under Canadian law. All of these cases have been settled.

In addition to the cases discussed above, indirect purchasers of polyester staple fiber products filed 41 purported class actions alleging violations of federal antitrust laws, state antirust or unfair competition laws and certain state consumer protection acts in one federal court and various state courts. Each lawsuit alleged a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. These cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina South Dakota, Tennessee, West Virginia and Wisconsin and sought damages of unspecified amounts, attorneys’ fees and costs and other, unspecified relief. All of these cases except the one pending in California have been settled, and the court has approved the settlements; these settlements are now final and the Company is seeking dismissals of all of the settled cases. In California, the parties have entered into a settlement agreement, but no hearing has been held to determine whether the court will approve it.

We vehemently deny that we or our employees engaged in price fixing or customer allocation, and we intend to vigorously defend any civil claims if the settlement agreement referenced above, that has not received final approval, or is ultimately not approved, unless we can settle it in a cost effective manner.

The following represents changes in accrued legal and settlement liabilities related to the above-mentioned federal and class action lawsuits:

	For the Year Ended
	December 31,
	2006	2005
	(In millions)

Balance at beginning of period	$4.9	$1.0
Additional accruals	—	35.9
Expenditures	(1.3)	(32.0)

Balance at end of period	$3.6	$4.9

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

We lease office space, railcars, machinery, and vehicles under operating lease agreements that contain scheduled rent increases or escalation clauses and renewal options. Approximate minimum rental commitments under noncancelable leases during each of the next five years and thereafter are as follows: 2007 — $9.0 million; 2008 — $8.2 million; 2009 — $7.1 million; 2010 — $6.4 million; 2011 — $5.8 million; and thereafter $16.3 million.

Rent expense for cancelable and noncancelable operating leases was $9.3 million, $7.4 million and $8.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

16.	DERIVATIVES AND FINANCIAL INSTRUMENTS

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

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2006, we had a total of $150 million in interest rate hedging agreements which were entered into to reduce our exposure to floating rate debt as follows: a $50 million fixed-rate swap which matures June 2007 where we receive three-month LIBOR and pay 6.17% quarterly; a $25 million fixed-rate swap which matures July 2007 where we receive three-month LIBOR and pay 3.69% quarterly; a $25 million fixed-rate swap which matures July 2007 where we receive three-month LIBOR and pay 3.608% quarterly; and a $50 million cap where, for quarterly periods when three-month LIBOR exceeds 6% on its reset date, we receive the difference between three-month LIBOR and 6%. The two $25 million fixed-rate swaps were designated as cash flow hedges.

On December 31, 2006 and 2005, our balance sheet reflected net assets and liabilities of $0.2 million and $0.2 million, respectively, representing the fair market value of the three swaps. At December 31, 2005, we also had an asset of $0.1 million for the unamortized cost of the cap. A gain of $1.1 million and $1.4 million at December 31, 2006 and 2005, respectively, was reported as a component of other comprehensive income (loss). This amount will be realized when the underlying amount is recognized in earnings. We recognized $1.6 million and $1.7 million of income during 2006 and 2005, respectively, as a result of the ineffectiveness associated with these swaps. These amounts were recorded as a reduction of interest expense in our net loss from continuing operations for those years.

We operate in international markets and uses foreign exchange contracts with maturities of less than twelve months to hedge existing foreign exchange exposures. Foreign currency contracts require us at a future date to either buy or sell foreign currency in exchange for U.S. dollars, Euros, and other currencies. We had contracts with notional amounts of approximately $2.0 million and $1.7 million at December 31, 2006 and 2005, respectively, which were designated as cash flow hedges. The fair value and unrealized gain in accumulated other comprehensive income (loss) at December 31, 2006 and 2005 was less than $0.1 million.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of foreign currency and interest rate contracts described above and in Note 9 and temporary cash investments and trade accounts receivable. The counterparties to the contractual arrangements are a diverse group of major financial institutions with which we also have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties. We place our short term cash investments with financial institutions with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Six of our customers comprised approximately 44% of our total accounts receivable at December 31, 2006. A down turn in the financial condition of any of these customers may have a negative impact on our financial results of operations.

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

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the carrying amounts and estimated fair values of our financial instruments at December 31, 2006 and 2005:

	2006		2005(a)
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Nonderivatives
Cash and cash equivalents	$—	$—	$—	$—
Accounts receivable	190.7	190.7	157.2	157.2
Accounts payable	95.2	95.2	98.4	98.4
Borrowing arrangements	579.7	532.9	498.6	510.1
Derivatives — receive (pay):
Cash flow hedges	0.2	0.2	(0.2)	(0.2)

(a)	Amounts adjusted to reflect discontinued operations.

17.	OPERATING SEGMENT AND GEOGRAPHIC AREAS

At December 31, 2006, our operations were classified into two reportable operating segments: the Packaging Products Group (PPG) and the Fibers and Recycled Products Group (FRPG). Our PPG manufactures and markets PermaClear®, and PermaClear HP®, Thermaclear Ti® solid-stated and amorphous PET resin from chemical-based raw materials for use in the manufacturing of plastic beverage and other food packaging. Our FRPG manufactures and markets Fortrel® chemical-based polyester staple fiber for use in home furnishing, non-woven, apparel, and industrial products, and Wellamid® and Wellamid Ecolon® recycled-based nylon and polyester engineering resin for use in the injection molding industry.

One customer represented approximately 23% of the PPG’s total net sales for 2006 and 2005 and 13% of our total net sales for 2006 and 2005. Six customers represented 74% of the PPG’s total net sales for 2006 and comprised 43.9% of our total accounts receivable. The unexpected loss of any of these customers may result in a temporary reduction in net sales and profitability of our PPG. No single customer accounted for 10% or more of our FRPG’s net sales in 2006 or 2005.

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

As discussed in Note 7, we made a decision to dispose of our PET European resins business. These assets are expected to be disposed of in the first half of 2007. These assets, which were previously part of our PPG, are reported as discontinued operations.

The following table contains information relating to our segments.

Notes to Consolidated Financial Statements — (Continued)

		Fibers and
	Packaging	Recycled
	Products	Products
	Group	Group	Total
	(In millions)

2006
Net Sales	$765.6	$566.4	$1,332.0
Segment loss	$(8.3)	$(8.3)	$(16.6)
Assets	$690.6	$255.4	$946.0
Amortization and depreciation from continuing operations	$43.5	$24.7	$68.2
Capital expenditures for continuing operations	$21.3	$7.7	$29.0

2005(a)
Net Sales	$710.1	$595.5	$1,305.6
Segment profit	$52.1	$9.1	$61.2
Assets	$674.7	$289.6	$964.3
Amortization and depreciation from continuing operations	$39.1	$27.3	$66.4
Capital expenditures for continuing operations	$38.3	$11.1	$49.4

2004(a)
Net Sales	$671.8	$557.1	$1,228.9
Segment profit (loss)	$28.0	$(5.3)	$22.7
Assets	$736.9	$303.1	$1,040.0
Amortization and depreciation from continuing operations	$41.7	$26.4	$68.1
Capital expenditures for continuing operations	$8.8	$5.7	$14.5

(a)	Reflects our change in accounting principle (See Note 2) and discontinued operations (See Note 7).

Following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	2006	2005	2004
	(In millions)

Segment Profit (Loss)
Total for reportable segments	$(16.6)	$61.2	$22.7
Restructuring Charges	(1.5)	(0.6)	(1.8)
Provision for uncollectible accounts	(0.4)	(0.5)	(0.7)
Other income (expense), net	43.9	(97.6)	(49.4)
Interest expense, net	(58.0)	(45.4)	(38.1)

Loss from continuing operations before income taxes	$(120.4)	$(82.9)	$(67.3)

Assets
Total for reportable segments	$946.0	$964.3	$1,040.0
Corporate assets(1)	47.3	112.2	97.4

Total Assets	$993.3	$1,076.5	$1,137.4

(1)	Corporate assets include cash, prepaid expenses, construction in progress and certain other assets not allocated to the segments.

Notes to Consolidated Financial Statements — (Continued)

Net sales and operating income (loss) for the years ended December 31, 2006, 2005 and 2004 and long-lived assets at the end of each year, classified by the major geographic areas in which we operate, are as follows:

	2006(a)	2005(a)	2004(a)
	(In millions)

Net sales
U.S.	$1,208.3	$1,179.8	$1,104.6
Europe	123.7	125.8	124.3

	$1,332.0	$1,305.6	$1,228.9

Operating income (loss)
U.S.	$(77.5)	$(18.6)	$(24.5)
Europe	15.1	(18.9)	(4.8)

	$(62.4)	$(37.5)	$(29.2)

Long-lived assets
U.S.	$557.2	$587.4	$587.9
Europe	32.2	31.3	34.6

	$589.4	$618.7	$622.5

(a)	Revenues are attributed to geographic areas based on the location where the products were produced. Amounts for 2005 & 2004 adjusted to reflect our change in accounting principle for amortizing actuarial gains and losses related to our defined benefit plans and revised for discontinued operations.

Notes to Consolidated Financial Statements — (Continued)

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the years ended December 31, 2006 and 2005 is summarized as follows:

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2006	2006	2006	2006	2006
	(In millions, except per share data)

Income Statement Data:
Net sales	$326.0	$345.2	$336.3	$324.5	$1,332.0
Cost of sales	316.6	331.3	327.5	318.0	1,293.4

Gross profit	9.4	13.9	8.8	6.5	38.6
Selling, general and administrative expenses	13.9	13.0	14.0	14.3	55.2
Restructuring charges(2)	0.4	1.1	—	—	1.5
Provision for uncollectible accounts	0.1	—	—	0.3	0.4
Other expense, net(3)	6.1	1.1	35.2	1.5	43.9

Operating loss	(11.1)	(1.3)	(40.4)	(9.6)	(62.4)
Interest expense, net	12.6	14.0	15.9	15.5	58.0

Loss before from continuing operations before Income tax benefit	(23.7)	(15.3)	(56.3)	(25.1)	(120.4)
Income tax benefit	(8.2)	(4.4)	(20.8)	(3.3)	(36.7)

Loss from continuing operations	(15.5)	(10.9)	(35.5)	(21.8)	(83.7)
Loss from discontinued operations, net of income taxes (benefit)	(0.5)	(0.8)	(0.1)	(27.3)	(28.7)

Net loss	$(16.0)	$(11.7)	$(35.6)	$(49.1)	$(112.4)

Net loss attributable to common stockholders:
Net loss	$(16.0)	$(11.7)	$(35.6)	$(49.1)	$(112.4)
Accretion	(3.4)	(3.6)	(3.6)	(3.8)	(14.4)

Net loss attributable to common stockholders	$(19.4)	$(15.3)	$(39.2)	$(52.9)	$(126.8)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders from continuing operations(4)	$(0.59)	$(0.46)	$(1.22)	$(0.80)	$(3.07)
Net loss attributable to common stockholders from discontinued operations(4)	(0.02)	(0.02)	(0.00)	(0.85)	(0.90)

Net loss attributable to common stockholders(4)	$(0.61)	$(0.48)	$(1.22)	$(1.65)	$(3.97)

Basic and diluted weighted-average common shares outstanding	31.8	31.9	32.0	32.0	31.9

Notes to Consolidated Financial Statements — (Continued)

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2005(1)	2005(1)	2005(1)	2005(1)	2005
	(In millions, except per share data)

Income Statement Data:
Net sales	$366.6	$328.3	$323.4	$287.3	$1,305.6
Cost of sales	321.4	309.0	290.5	265.0	1,185.9

Gross profit	45.2	19.3	32.9	22.3	119.7
Selling, general and administrative expenses	16.9	12.4	13.6	15.6	58.5
Restructuring charges(2)	—	0.6	—	—	0.6
Provision for uncollectible accounts	—	—	0.4	0.1	0.5
Other expense, net(3)	1.8	26.0	15.3	54.5	97.6

Operating income (loss)	26.5	(19.7)	3.6	(47.9)	(37.5)
Interest expense, net	10.4	11.2	11.6	12.2	45.4

Earnings (loss) from continuing operations before income taxes (benefit)	16.1	(30.9)	(8.0)	(60.1)	(82.9)
Income tax expense (benefit)	4.2	(9.5)	(2.8)	(16.3)	(24.4)

Earnings (loss) from continuing operations	11.9	(21.4)	(5.2)	(43.8)	(58.5)
Loss from discontinued operations, net of income taxes (benefit)	(0.3)	(0.5)	(0.4)	(0.2)	(1.4)

Net earnings (loss)	$11.6	$(21.9)	$(5.6)	$(44.0)	$(59.9)

Net earnings (loss) attributable to common stockholders:
Net earnings (loss)	$11.6	$(21.9)	$(5.6)	$(44.0)	$(59.9)
Accretion	(4.0)	(3.4)	(3.4)	(3.4)	(14.2)

Net earnings (loss) attributable to common stockholders	$7.6	$(25.3)	$(9.0)	$(47.4)	$(74.1)

Basic net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations(4)	$0.25	$(0.78)	$(0.27)	$(1.49)	$(2.29)
Net loss attributable to common stockholders from discontinued operations(4)	(0.01)	(0.02)	(0.01)	(0.01)	(0.05)

Net loss attributable to common stockholders(4)	$0.24	$(0.80)	$(0.28)	$(1.50)	$(2.34)

Basic weighted-average common shares outstanding	31.7	31.7	31.7	31.7	31.7

Diluted net earnings (loss) per common share:
Net earnings (loss) attributable to common stockholders from continuing operations(4)	$0.22	$(0.78)	$(0.27)	$(1.49)	$(2.29)
Net loss attributable to common stockholders from discontinued operations(4)	0.00	(0.02)	(0.01)	(0.01)	(0.05)

Net loss attributable to common stockholders(4)	$0.22	$(0.80)	$(0.28)	$(1.50)	$(2.34)

Diluted weighted-average common shares outstanding	53.8	31.7	31.7	31.7	31.7

(1)	Certain amounts have been have been adjusted to reflect our voluntary change in accounting principle for recognizing net actuarial gains and losses related to our defined benefit plans and revised to reflect discontinued

Notes to Consolidated Financial Statements — (Continued)

operations. For additional information on accounting changes, see Note 2. For additional information on discontinued operations, see Note 7.

(2)	Quarterly net earnings (loss) include restructuring charges. For additional information on restructuring charges, see Note 8.

(3)	Other expense, net consisted of the following amounts for the periods indicated:

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2006	2006	2006	2006	2006
	(In millions)

Johnsonville fibers closure costs (See Note 4)	$—	$—	$34.1	$(0.8)	$33.3
Goodwill impairment	—	—	—	33.4	33.4
Hurricane Katrina costs, net (See Note 6)	5.7	1.4	0.9	(6.6)	1.4
Actuarial gains for defined benefit plans (See Notes 2 and 12)	—	—	—	(22.2)	(22.2)
Costs (proceeds) relating to anti-dumping activities, net	0.4	(0.3)	0.2	(2.3)	(2.0)

	$6.1	$1.1	$35.2	$1.5	$43.9

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2005	2005	2005	2005	2005
	(In millions)

Legal and settlement costs (See Note 6)	$1.8	$26.1	$8.0	$—	$35.9
Hurricane Katrina costs, net (See Note 6)	—	—	7.4	16.6	24.0
Actuarial losses for defined benefit plans (See Notes 2 and 12)	—	—	—	41.4	41.4
Costs (proceeds) relating to anti-dumping activities, net	—	(0.1)	(0.1)	(3.5)	(3.7)

	$1.8	$26.0	$15.3	$54.5	$97.6

(4)	Based on the requirements of SFAS No. 128, “Earnings Per Share,” to calculate the quarterly earnings (loss) per share independently of the annual earnings (loss) per share, the sum of the four quarters’ earnings (loss) per share will not necessarily equal the annual earnings (loss) per share.

Notes to Consolidated Financial Statements — (Continued)

19.	SUBSEQUENT EVENT

In the first quarter of 2007, we announced that we made the strategic decision to focus on our chemical-based PET resin and polyester staple fiber businesses. We are changing our management organization and internal financial reporting structure to reflect and support our new strategy. We are moving from a divisional product-based organization to a functional one, which should allow us to better utilize our human resources, to focus on serving our end markets, reduce operating and logistical costs, and improve efficiencies at our manufacturing facilities. As a result, our operations will be grouped into two reportable operating segments: the chemical-based segment and the recycled-based segment.

Our chemical-based segment manufactures and markets:

•	PermaClear®, PermaClear HP®, and Thermaclear Ti® solid-stated PET resin from chemical-based raw materials for use in the manufacturing of plastic beverage bottles and other food packaging and

•	Fortrel® chemical-based polyester staple fiber for use in non-woven, home furnishing, and industrial products.

Our recycled-based segment manufactures and markets:

•	Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin in the U.S. for use in the injection molding industry and

•	Recycled-based polyester staple fiber in Europe under the trade names of Wellbond®, Wellene®, and Fillwell® for use in non-woven, home furnishing, and industrial products.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Wellman, Inc.

We have audited the accompanying consolidated balance sheets of Wellman, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also include the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Wellman International Limited, a wholly-owned subsidiary, which statements reflect total assets constituting 9% as of December 31, 2006 and 10% as of December 31, 2005, and total net sales constituting 9% in 2006 and 2005 and 10% in 2004 of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such wholly owned subsidiary, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, based upon our audits, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 12, in 2006 the Company changed its method of accounting for actuarial gains and losses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

Charlotte, North Carolina
March 15, 2007

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

	Balance at	Charged to
	Beginning of	Costs and				Balance at
Description	Year	Expenses	Other	Deductions		End of Year
	(In millions)

Allowance for doubtful accounts Receivable:
Year ended December 31, 2006	$2.1	$0.4	$0.2	$0.5	(b)	$2.2

Year ended December 31, 2005(a)	$2.6	$0.5	$—	$1.0	(b)	$2.1

Year ended December 31, 2004(a)	$3.8	$0.7	$(0.2)	$1.7	(b)	$2.6

(a)	Revised to reflect discontinued operations. For additional information on discontinued operations, see Note 7 to the Consolidated Financial Statements.

(b)	Accounts written off and reduction of allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006, and that there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, such internal control during the quarter ended on such date.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON MANAGEMENT’S ASSESSMENT AND THE EFFECTIVENESS OF INTERNAL CONTROL
OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of Wellman, Inc.

We have audited management’s assessment, included in the accompanying Annual Report on Form 10-K, that Wellman, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wellman Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit. We did not audit management’s assessment regarding the effectiveness of internal control over financial reporting of Wellman International Limited, a wholly-owned subsidiary, whose financial statements reflect total assets of 9% and total sales of 9% of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. The effectiveness of Wellman International Limited’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the effectiveness of Wellman International Limited’s internal control over financial reporting, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, management’s assessment that Wellman, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, based on our audit and the report of other auditors, Wellman, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wellman, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Wellman, Inc. and our report dated March 15, 2007 expressed an unqualified opinion thereon.

Charlotte, North Carolina
March 15, 2007

PART III

Item 10.	Directors and Executive Officers of the Registrant

“Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance and Other Information” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007 is incorporated by reference.

Item 11.	Executive Compensation

“Compensation of Directors and Officers” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007 is incorporated by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

“Introduction” and “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007 are incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

“Compensation of Directors and Officers” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007 is incorporated by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

Item 14.	Principal Accountant Fees and Services

“Principal Accountant Fees and Services” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2007 are incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements —

The consolidated financial statements included in Item 8 are filed as part of this annual report.

2. Financial Statement Schedules —

The consolidated financial statement schedule included in Item 8 is filed as part of this annual report.

3. Exhibits —

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we have not filed herewith any instrument with respect to long-term debt which does not exceed 10% of our consolidated assets. We hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

Exhibit
Number	Description

3.1	Certificate of Amendment to Restated Certificate of Incorporation dated June 26, 2003 (Exhibit 3(a)(5) of the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein)
3.2	Restated By-Laws, as of August 14, 2001 (Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
4.1	Amended and Restated Credit agreement dated as of May 4, 2006, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, Deutsche Bank Securities Inc., as lead arranger and bookrunner; JP Morgan Chase Bank, N.A. as syndication agent; and General Electric Capital Corporation, LaSalle Business Credit, LLC, and Wachovia Capital Finance as co-documentation agents (Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended March 31, 2006 incorporated by reference herein)
4.2	First Amendment to the Amended and Restated Credit Agreement, dated October 20, 2006, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent (Exhibit 99.1 of the Company’s Form 8-K filed on October 26, 2006 incorporated by reference herein)
4.3	First Lien Senior Credit Agreement dated as of February 10, 2004, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, JP Morgan Chase Bank as syndication agent, Deutsche Bank Securities Inc., as joint lead arranger and joint lead bookrunner, JP Morgan Securities Inc. as joint lead arranger and joint lead bookrunner and certain other financial institutions (Exhibit 4(a)(2) of the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein)
4.4	Second Lien Senior Credit Agreement dated as of February 10, 2004 between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, JP Morgan Chase Bank as syndication agent, Deutsche Bank Securities Inc., as joint lead arranger and joint lead bookrunner, JP Morgan Securities Inc. as joint lead arranger and joint lead bookrunner, and certain other financial institutions (Exhibit 4(a)(3) of the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein)
4.5	Rights Agreement dated as of August 31, 2001 between the Company and First Union National Bank, as Rights Agent (Exhibit 4 of the Company’s Registration Statement on Form 8-A, incorporated by reference herein)
4.6	Amendment to Rights Agreement dated as of February 12, 2003, by and between Wellman, Inc. and Wachovia Bank, N.A., f/k/a First Union National Bank, as Rights Agent (Exhibit 4.1 to the Company’s Form 8-K dated February 27, 2003 incorporated by reference herein)
4.7	Common Stock Purchase Warrant dated as of February 12, 2003 for the purchase of 1,250,000 shares of common stock (Exhibit 4(f) to the Company’s Form 10-K for the year ended December 31, 2002, incorporated by reference herein)
4.8	Securities Purchase Agreement by and between Wellman, Inc. and Warburg Pincus Private Equity VIII, LP, dated as of February 12, 2003 (Exhibit 4(g) to the Company’s Form 10-K for the year ended December 31, 2002, incorporated by reference herein)
4.9	Common Stock Purchase Warrant dated as of June 27, 2003 for the purchase of 1,250,000 shares of common stock (Exhibit 4(h) of the Company’s Form 10-Q for the quarter ended June 30, 2003 incorporated by reference herein)
Executive Compensation Plans and Arrangements
10.1	Wellman, Inc. Directors Stock Option Plan (Exhibit 10(g) of the Company’s Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)
10.2	Wellman, Inc. Third Amended and Restated Management Incentive Compensation Plan for the Executive Group (Exhibit 10(h) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.3	Wellman, Inc. Life Insurance Plan for Designated Employees (Exhibit 10.3 of the Company’s Form 10-K for the year ended December 31, 2005)
10.4	Wellman, Inc. Amended and Restated 1997 Stock Option Plan (Exhibit 10(k) of the Company’s Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)

Exhibit
Number	Description

10.5	Wellman, Inc. Deferred Compensation and Restricted Stock Plan, effective as of February 17, 1998 and as amended as of December 1, 1998 and December 31, 2002 and December 31, 2004 (Exhibit 10.5 of the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
10.6	Wellman, Inc. Restricted Stock Plan, effective June 1, 2004 (Exhibit 4 of the Company’s Form S-8, filed on June 30, 2004 , incorporated by reference herein)
10.7	Employment Agreement dated as of March 14, 2005 between the Company and Thomas M. Duff (Exhibit 10(a) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.8	Employment Agreement dated as of March 14, 2005 between the Company and Keith R. Phillips (Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.9	Employment Agreement dated as of March 14, 2005 between the Company and Joseph C. Tucker (Exhibit 10(c) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.10	Employment Agreement dated as of March 14, 2005 between the Company and Audrey L. Goodman (Exhibit 10(e) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.11	Employment Agreement dated as of March 14, 2005 between the Company and Mark J. Ruday (Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.12	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Thomas M. Duff (Exhibit 10(m) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.13	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Keith R. Phillips (Exhibit 10(n) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.14	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Joseph C. Tucker (Exhibit 10(o) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.15	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Audrey L. Goodman (Exhibit 10(q) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.16	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Mark J. Ruday (Exhibit 10(r) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.17	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Thomas M. Duff (Exhibit 10(s) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.18	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Keith R. Phillips (Exhibit 10(t) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.19	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Joseph C. Tucker (Exhibit 10(u) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.20	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Audrey L. Goodman (Exhibit 10(w) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.21	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Mark J. Ruday (Exhibit 10(x) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

Exhibit
Number	Description

10.22	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Thomas M. Duff (Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
10.23	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Keith R. Phillips (Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
10.24	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Joseph C. Tucker (Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
10.25	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Audrey L. Goodman (Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
10.26	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Mark J. Ruday (Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
Other Material Agreements
10.27	Trademark Assignment and License, dated January 28, 1988, by and among Fiber Industries, Inc., Hoechst-Celanese Corporation and Celanese (Exhibit 10.14 of Fiber Industries, Inc.’s Registration Statement on Form S-1, File No. 33-20626, incorporated by reference herein)
18	Preferability Letter from Ernst & Young LLP regarding change in accounting principle (Exhibit 18 of the Company’s Form 10-Q for the quarter ended March 31, 2006, incorporated by reference herein)
21	Subsidiaries
23.1	Consent of Ernst & Young LLP
23.2	Consent of KPMG Chartered Accountants, Dublin, Ireland
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Report of KPMG on the Consolidated Financial Statements of Wellman International Limited
99.2	Report of KPMG on Management’s Assessment and the Effectiveness of Internal Control over Financial Reporting for Wellman International Limited

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

WELLMAN, INC.

/s/  Thomas M. Duff
Thomas M. Duff
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 15, 2007.

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