Form 10-Q
period 2007-03-31
WELLMAN INC
filed 2007-05-10
CIK 812708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of April 30, 2007, there were 32,863,692 shares of the registrant’s Class A common stock, $0.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
INDEX

ITEM 1. FINANCIAL STATEMENTS
WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months ended
	March 31,
	2007	2006
Net sales	$354.5	$326.0
Cost of sales	348.6	316.6

Gross profit	5.9	9.4
Selling, general and administrative expenses	13.7	13.9
Provision for uncollectible accounts	0.1	0.1
Restructuring charges	2.9	0.4
Other (income) expense, net	(2.7)	6.1

Operating loss	(8.1)	(11.1)
Interest expense, net	15.2	12.6

Loss from continuing operations before income tax expense (benefit)	(23.3)	(23.7)
Income tax expense (benefit)	0.1	(8.2)

Loss from continuing operations	(23.4)	(15.5)
Loss from discontinued operations, net of income taxes	(0.9)	(0.5)

Net loss	$(24.3)	$(16.0)

Net loss attributable to common stockholders:
Net loss	$(24.3)	$(16.0)
Accretion	(3.7)	(3.4)

Net loss attributable to common stockholders	$(28.0)	$(19.4)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders from continuing operations	$(0.84)	$(0.59)
Net loss attributable to common stockholders from discontinued operations	(0.03)	(0.02)

Net loss attributable to common stockholders	$(0.87)	$(0.61)

Dividends per common share	$0.02	$0.05

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)

ASSETS:
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowance of $2.3 in 2007 and $2.2 in 2006	199.8	190.7
Inventories	128.0	143.6
Prepaid expenses and other current assets	33.6	35.6

Total current assets	361.4	369.9
Property, plant and equipment, at cost:
Land, buildings and improvements	99.6	99.5
Machinery and equipment	1,043.4	1,041.2
Construction in progress	10.6	9.0

	1,153.6	1,149.7
Less accumulated depreciation	574.1	560.3

Property, plant and equipment, net	579.5	589.4
Other assets and deferred income taxes, net	52.7	34.0

	$993.6	$993.3

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$105.0	$95.2
Accrued liabilities	32.8	38.8
Accrued liabilities associated with assets held for sale	7.7	10.7
Current portion of long-term debt	0.3	0.3

Total current liabilities	145.8	145.0
Long-term debt	581.7	579.3
Deferred income taxes and other liabilities	84.8	61.9

Total liabilities	812.3	786.2

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	69.0	67.5
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	102.6	100.4
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 35,331,250 shares issued in 2007 and 35,202,944 in 2006	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized; no shares issued	—	—
Paid-in capital	247.3	248.3
Common stock warrants	4.9	4.9
Accumulated other comprehensive income	28.6	28.4
Accumulated deficit	(221.6)	(192.9)
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	181.3	207.1

	$993.6	$993.3

     See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Series A		Series B		Class A			Common	Other
	Preferred		Preferred		Common		Paid-In	Stock	Comprehensive	Accumulated	Treasury
	Stock Issued		Stock Issued		Stock Issued		Capital	Warrants	Income	Deficit	Stock	Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	4.5	$61.7	6.7	$91.8	34.9	$—	$247.2	$4.9	$22.2	$(61.5)	$(49.5)	$316.8
Net loss										(112.4)		(112.4)
Currency translation adjustments									6.5			6.5
Fair value of derivatives									(0.3)			(0.3)

Total comprehensive loss												(106.2)
Cash dividends ($0.14 per share)										(4.6)		(4.6)
Accretion		5.8		8.6						(14.4)		—
Issuance of restricted stock, net					0.3	—	1.1					1.1

Balance at December 31, 2006	4.5	67.5	6.7	100.4	35.2	—	248.3	4.9	28.4	(192.9)	(49.5)	207.1
Net loss										(24.3)		(24.3)
Currency translation adjustments									0.7			0.7
Fair value of derivatives									(0.5)			(0.5)

Total comprehensive loss												(24.1)
Cash dividends ($0.02 per share)										(0.7)		(0.7)
Accretion		1.5		2.2						(3.7)		—
Issuance of restricted stock, net					0.1		(1.0)					(1.0)

Balance at March 31, 2007 (unaudited)	4.5	$69.0	6.7	$102.6	35.3	$—	$247.3	$4.9	$28.6	$(221.6)	$(49.5)	$181.3

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)
(In millions)

	2007	2006
Cash flows from operating activities:
Net loss	$(24.3)	$(16.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	0.9	0.5
Depreciation	12.9	12.6
Amortization	0.2	0.6
Amortization of acquisition costs of long-term raw material contract	3.9	3.9
Amortization in interest expense, net	1.1	1.1
Deferred income taxes	(0.1)	(8.3)
Changes in assets and liabilities	9.6	(46.9)

Net cash provided by (used in) operating activities	4.2	(52.5)

Cash flows from investing activities:
Additions to property, plant and equipment	(2.5)	(8.9)

Net cash used in investing activities	(2.5)	(8.9)

Cash flows from financing activities:
Borrowings under long-term debt, net	2.2	64.6
Dividends paid on common stock	(0.7)	(1.6)

Net cash provided by financing activities	1.5	63.0

Discontinued Operations:
Operating activities	(2.8)	(1.1)
Investing activities	(0.4)	(0.4)
Financing activities	(0.1)	(0.1)

Net cash used in discontinued operations	(3.3)	(1.6)

Effect of exchange rate changes on cash and cash equivalents	0.1	—

Increase in cash and cash equivalents	0.0	0.0
Cash and cash equivalents at beginning of period	0.0	0.0

Cash and cash equivalents at end of period	$0.0	$0.0

Supplemental cash flow data:
Cash paid during the period for:
Interest, net	$14.7	$11.9
Income taxes	$0.4	$0.3
See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data)

1.	BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The Condensed Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Wellman, Inc.’s annual report on Form 10-K for the year ended December 31, 2006. Wellman, Inc. and entities it controls are international manufacturers, operating primarily in the United States, Ireland and the Netherlands. The Condensed Consolidated Financial Statements include all of these entities, and all material intercompany transactions have been eliminated. When used in these Condensed Consolidated Financial Statements, “Wellman”, “we”, “our”, and “us” each refers to Wellman, Inc. and entities it controls.

2.	ACCOUNTING CHANGES AND RECENTLY-ISSUED PRONOUNCEMENTS
Accounting Changes
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. A tax position that meets the recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The unrecognized tax benefit is defined as the difference between positions taken in the tax return and the recognized benefit in the financial statements. The effect of adoption was reported as a change in accounting principle. There was no effect on our accumulated deficit at January 1, 2007. We recorded a reduction of approximately $1.8 million in unrecognized tax benefits and an increase in our valuation allowance of approximately $1.8 million. As of January 1, 2007, after adopting FIN 48, we had uncertain tax benefits of approximately $24.0 million which have been considered in determining the future utilization of tax carry-forwards. We recorded approximately $24.0 million to reflect the benefit of net operating losses and other tax carry-forwards and a corresponding $24.0 million of unrecognized tax benefits in other liabilities. If the tax positions that give rise to these uncertain tax liabilities were favorably resolved, then in our current situation, we would not record any tax benefit in our Statements of Operations unless we received a cash refund because of the corresponding reduction in our valuation allowance. There are an additional $2.0 million of unrecognized tax benefits, which, if favorably resolved, would result in a tax benefit in our Statements of Operations. Our policy is to reflect any required interest expense and penalties under FIN 48 as a component of tax expense, and we had $0.2 million accrued for these liabilities at March 31, 2007. Our federal net operating loss carry-forward commenced in 1999 and may be adjusted until it is utilized. Our major state and foreign jurisdictions have the potential for adjustments for periods after 2001.
     In February 2007, we elected to participate in the Internal Revenue Service’s FIN 48 Initiative to expedite resolution of an uncertain tax position regarding our repatriation of foreign earnings. We have reached a tentative settlement with the Internal Revenue Service, pending review by the Joint Committee on Taxation. The tax effect will be recorded in the period of resolution as a discrete item. The tentative settlement will result in a cash tax refund and a tax benefit in our Statements of Operations of approximately $2.7 million. Our net deferred tax position will remain the same, because our unrecognized tax benefit relating to the repatriation of our foreign earnings and our tax carry-forwards, net of the valuation allowance, which are recorded in Other assets and deferred income taxes, net on our Condensed Consolidated Balance Sheets, will both change by approximately $20 million.
New Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on our Statement of Operations or financial position.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure certain financial instruments and other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on our Statement of Operations or financial position.

3.	INVENTORIES
Inventories consisted of the following:

	March 31,	December 31,
(In millions)	2007	2006
Raw materials	$58.8	$54.9
Finished and semi-finished goods	63.4	82.8
Supplies	5.8	5.9

	$128.0	$143.6

4.	JOHNSONVILLE FIBERS CLOSURE
     During the third quarter of 2006, we announced a plan to close our Johnsonville fibers operation with the intention of improving our operating results, reducing our working capital and lowering our overall debt. We closed 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006 and consolidated all of our U.S. polyester staple fiber production into our Palmetto facility, located in Darlington, South Carolina, which has an annual capacity of 500 million pounds. We expect to sell the assets of our Material Recycling Division (“MRD”) which has the annual capacity to convert 190 million pounds of post-consumer PET bottles to flake and certain equipment used to produce Wellstrand® (specialty polyester and nylon coarse denier fibers), both located at our Johnsonville facility.
     During the year ended December 31, 2006, we recorded total charges related to the Johnsonville fibers closure of $33.3 million, approximately $29 million of which had no cash impact. In the first quarter of 2007, we reduced our accruals associated with the Johnsonville fibers closure by approximately $1.0 million, resulting primarily from our ability to sell some of the remaining inventory at prices greater than originally expected.
     Included in the total charges of $33.3 million was an employee restructuring charge of $4.1 million, which related primarily to termination notifications given to approximately 360 union hourly and salaried positions on September 26, 2006. The following represents changes to the employee restructuring charges since the plan was adopted:

Employee
Restructuring
(In millions)	Charges
Accruals during the third quarter of 2006	$4.1
Adjustments to accrual in fourth quarter of 2006	(0.2)
Payments during 2006	(1.6)

Remaining accrual at December 31, 2006	2.3
Payments during 2007	(1.9)

Remaining accrual at March 31, 2007	$0.4

The remaining accrual is expected to be paid out during 2007.

5.	RESTRUCTURINGS
     During the first quarter of 2007, we announced that we are restructuring our organization. We expect to improve our ability to deliver high-quality, value added products to our customers and to operate with a more efficient cost structure. By combining our chemical-based operations, we will be able to eliminate duplicate costs and maximize our operating performance. As part of this reorganization, our chemical-based segment recorded a severance accrual of $2.9 million, which was reflected in Operating loss in our Condensed Consolidated Statements of Operations. Of the total accrual of $2.9 million, $1.5 million was paid during the first quarter, and the remaining accrual of $1.4 million is expected to be paid out during the remainder of 2007.
     During the first quarter of 2006, we announced a plan to reduce costs in our European polyester staple fibers operations, which included reducing the number of positions and certain other changes. In conjunction with this plan, our recycled-based segment recorded a severance charge of $0.4 million in the first quarter of

2006, which was reflected in Operating loss in our Condensed Consolidated Statements of Operations. Total costs of $1.5 million were incurred and paid during 2006.
     During the second quarter of 2005, we announced and implemented a strategic plan to reduce the stated annual polyester staple fiber capacity located at our Johnsonville, S.C. facility by approximately 80 million pounds. In conjunction with this plan, our recycled-based segment recorded a total charge of $0.6 million, which was reflected in our Operating loss for that period. Severance costs represented $0.4 million and equipment that was permanently shut down represented $0.2 million of the charge. Of the $0.4 million accrual, $0.3 million was paid out in 2005 and the remaining $0.1 million was paid out in the first quarter of 2006.

6.	DISCONTINUED OPERATIONS
     During the fourth quarter of 2006, after a review of our strategic alternatives, we made a decision to dispose of our European PET resins business. These assets were previously included in our chemical-based segment. The assets of this business have met the criteria for and have been classified as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”
     An impairment loss of $19.1 million was recorded in 2006 to reduce the value of these assets to their fair value less expected costs of disposal. Since the fair value of these assets was zero, no value was assigned. An expected loss on disposal of $7.4 million was recorded in the fourth quarter of 2006 and included in discontinued operations in our Consolidated Statements of Operations.
     Results for discontinued operations consist of the following:

	For the Three Months
	Ended March 31,
(In millions)	2007	2006
Net sales	$19.8	$16.7

Loss from discontinued operations before income tax expense (benefit)	$(0.8)	$(1.1)
Income tax expense (benefit)	0.1	(0.6)

Loss from discontinued operations, net	$(0.9)	$(0.5)

     On April 16, 2007, we signed a definitive agreement subject to certain conditions to sell our European PET resins business. We expect to close on the sale of this business during the second quarter of 2007.

7.	OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	For the Three Months Ended
	March 31,
(in millions)	2007	2006
Legal and Settlement Costs	$(1.9)	$—
Johnsonville fibers closure costs (See Note 4)	(1.0)	—
Hurricane Katrina costs, net	0.2	5.7
Costs relating to anti-dumping activities, net	—	0.4

	$(2.7)	$6.1

     On August 27, 2005, we shut down our Pearl River facility in Hancock County, Mississippi, in anticipation of hurricane Katrina. The damages caused by the hurricane extended the temporary shutdown of the entire facility. The actual damages included direct damage to the plant site; fixed costs incurred during the shutdown period; incremental freight costs above our normal freight expense due to the disruption in rail service; infrastructure support to maintain an adequate living environment for both our employees and contract workers; inventory spoilage; rail car damage; and monthly lease cost related to rail cars that were damaged and inoperable. The facility re-started production in two phases. One production line, with an annual capacity of 280 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, started at the end of November, 2005. As of March 31, 2007, we incurred total costs of $32.2 million. We received $6.6 million of reimbursement in the fourth quarter of 2006, attributable to hurricane Katrina, resulting in net cash costs of $25.6 million. These proceeds, which were included in net cash used in operating activities in our Consolidated Statement of Cash Flows for the year ended December 31, 2006, were used to pay down debt.
     In addition to the costs listed above, hurricane Katrina also delayed the completion of our PET resin expansion at our Pearl River facility. As a result of this delay and 2 1/2 months of lost production at this facility, we incurred a substantial amount of lost profits.
     We have insurance that covers substantially all of the costs described above as well as lost profits, based on the expected production of the facility, resulting from hurricane Katrina in excess of our $20 million deductible.
     In October 2000, the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are generally distributed in the fourth quarter to the injured companies who file claims to that effect. In the first quarter of 2006, we incurred legal costs of $0.4 million associated with defending the continuation of these anti-dumping duties.
     Legal costs consisted of fees and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned) and related civil litigation. During the first quarter of 2007, we reduced our accrual related to this accrued legal and settlement liability by $1.9 million. For additional information, see Note 10 and Part II. Item 1. “Legal Proceedings.”

8.	NET LOSS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share for the periods indicated:

	Three Months Ended
	March 31,
(In millions, except per share data)	2007	2006
Numerator for basic and diluted net loss attributable to common stockholders per common share:
Loss from continuing operations	$(23.4)	$(15.5)
Accretion(a)	(3.7)	(3.4)

Net loss attributable to common stockholders from continuing operations	(27.1)	(18.9)
Net loss attributable to common stockholders from discontinued operations	(0.9)	(0.5)

Net loss attributable to common stockholders	$(28.0)	$(19.4)

Denominator:
Denominator for basic net loss attributable to common stockholders per common share — weighted-average shares	32.2	31.8
Effect of dilutive securities:
Employee stock options, warrants, and restricted stock	—	—
Preferred stock — if converted (b)	—	—

Denominator for diluted net loss attributable to common stockholders per common share — adjusted weighted-average shares	32.2	31.8

(a)	Accretion is recorded based on the fair market value of the increase in the liquidation preference of the preferred stock.

(b)	These shares were not included in the EPS calculation, since their effect would have been anti-dilutive, but may be included under the if-converted method in future calculations.

9.	DEFINED BENEFIT PLANS
     The components of our net periodic pension cost are as follows for the periods indicated:

	Domestic Plans		Foreign Plans
	For the Quarter Ended		For the Quarter Ended
(In millions)	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Service cost	$—	$0.2	$0.8	$0.9
Interest cost	0.9	0.9	1.2	1.0
Expected return on assets	(0.9)	(0.8)	(1.5)	(1.2)

Total net periodic pension expense	$0.0	$0.3	$0.5	$0.7

Employer contributions
     Contributions to our defined benefit plans in 2007 are expected to be $8.1 million. We expect to contribute $6.7 million to our domestic defined benefit plans and $1.4 million to our foreign plans during 2007. As of March 31, 2007, $0.7 million has been contributed to our domestic plans and $0.4 million has been contributed to our foreign plans.

10.	COMMITMENTS AND CONTINGENCIES
     We have commitments and contingent liabilities, including legal proceedings, environmental liabilities, and various operating lease commitments.
     Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between approximately $2.3 million and $6.8 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $5.1 million at March 31, 2007 and December 31, 2006, which are reflected as other noncurrent liabilities in our Condensed Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. These non-capital expenditures are expected to be incurred over the next 6 to 30 years. We do not expect to incur any significant future capital expenditures related to environmental matters.
     The final resolution of these contingencies could result in expenses different than current accruals, and, therefore, could have an impact on our consolidated financial results in a future reporting period. However, we believe the ultimate outcome will not have a significant effect on our consolidated results of operations and financial position.
     The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Three Months ended
	March 31,
(In millions)	2007	2006
Balance at beginning of period	$5.1	$6.6
Changes in remediation costs	—	0.1
Expenditures	—	(0.1)

Balance at end of period	$5.1	$6.6

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
     In addition to the cases discussed above, indirect purchasers of polyester staple fiber products filed 41 purported class actions alleging violations of federal antitrust laws, state antirust or unfair competition laws and certain state consumer protection acts in one federal court and various state courts. Each lawsuit alleged a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. These cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina South Dakota, Tennessee, West Virginia and Wisconsin and sought damages of unspecified amounts, attorneys’ fees and costs and other, unspecified relief. All of these cases except the one pending in California have been settled, and the court has approved the settlements; these settlements are now final and the Company is seeking dismissals of all of the settled cases. In California, the parties have entered into a settlement agreement, but it remains subject to final court approval.
     We vehemently deny that we or our employees engaged in price fixing or customer allocation.
     The following represents changes in accrued legal and settlement liabilities related to the above-mentioned federal and class action lawsuits:

	Three Months Ended
	March 31,
(In millions)	2007	2006
Balance at beginning of period	$3.6	$4.9
Adjustments to accruals	(1.9)	—
Expenditures	—	—

Balance at end of period	$1.7	$4.9

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
     Accumulated other comprehensive income is comprised of foreign currency translation and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with our investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive loss was $24.1 million and $13.4 million for the three months ended March 31, 2007 and 2006, respectively.

12.	SEGMENT INFORMATION
     In the first quarter of 2007, we announced that we made the strategic decision to focus on our chemical-based PET resin and polyester staple fiber businesses. We changed our management organization and internal financial reporting structure to reflect and support our new strategy. We moved from a divisional product-based organization to a functional one, which should allow us to better utilize our human resources, to focus on serving our end markets, reduce operating and logistical costs, and improve efficiencies at our manufacturing facilities. As a result, our operations are now grouped into two reportable operating segments: a chemical-based segment and a recycled-based segment.
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
     EBITDA, as defined, is the primary financial measure used by our Chief Operating Decision Maker (i.e., our Chief Executive Officer) to assess performance and allocate resources. As such, EBITDA, as defined, is the financial measurement under our new internal financial reporting structure used to report segment profit (loss) under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data.

(In millions)	Chemical-Based	Recycled-Based
Three months ended March 31, 2007	Segment	Segment	Total
Revenues	$295.8	$58.7	$354.5
Segment profit	$4.8	$1.5	$6.3
Depreciation and amortization from continuing operations	$15.3	$1.7	$17.0
Assets	$779.9	$144.3	$924.2

(In millions)	Chemical-Based	Recycled-Based
Three months ended March 31, 2006 (Restated)	Segment	Segment	Total
Revenues	$251.9	$74.1	$326.0
Segment profit	$8.6	$3.6	$12.2
Depreciation and amortization from continuing operations	$14.1	$3.0	$17.1
Assets	$811.7	$189.6	$1,001.3
     Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended
	March 31,
(In millions)	2007	2006
Segment Profit
Total for reportable segments	$6.3	$12.2
Interest expense, net	(15.2)	(12.6)
Depreciation and amortization	(17.0)	(17.1)
Provision for uncollectible accounts	(0.1)	(0.1)
Other income (expense), net	2.7	(6.1)

Loss from continuing operations before income tax expense (benefit)	$(23.3)	$(23.7)

Assets
Total for reportable segments	$924.2	$1,001.3
Corporate assets (1)	69.4	119.8

	$993.6	$1,121.1

(1)	Corporate assets include cash, certain prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

ITEM 2.	MANAGEMENT ‘S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We are principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin, Fortrel® polyester staple fiber, and Wellamid® and Wellamid Ecolon® engineering resin. We utilize a significant amount of recycled raw materials in our manufacturing operations. At March 31, 2007, we had stated annual operating capacity to manufacture approximately 1.4 billion pounds of solid stated PET resin, 0.7 billion pounds of polyester staple fiber, and 70 million pounds of Engineering Resins at four major production facilities in the United States and Europe.
     In the first quarter of 2007, we announced that we made the strategic decision to focus on our chemical-based PET resin and polyester staple fiber businesses. This will allow us to capitalize on our two world-class, state-of-the-art facilities which utilize some of the latest technology to produce a wide variety of high quality, value-added products. The scale and flexibility of these facilities allow us to service the PET resin and fiber markets with the right products at competitive costs. We have changed our management organization and internal financial reporting structure to reflect and support our new strategy. We have moved from a divisional organization to a functional one, allowing us to better utilize our human resources, focus on our end markets, reduce operating and logistical costs and improve efficiencies at our manufacturing facilities. As a result, our operations are now grouped into two segments: a chemical-based segment and a recycled-based segment.
     Our chemical-based segment is principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin and Fortrel® polyester staple fiber. At March 31, 2007, this segment had stated annual operating capacity to manufacture approximately 1.9 billion pounds of polyester, consisting of 1.4 billion pounds of solid-stated PET resin and 0.5 billion pounds of polyester staple fiber. We manufacture these products at two major production facilities in the United States.
     Our recycled-based segment is principally engaged in the manufacturing and marketing of recycled-based polyester staple fiber in Europe and Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin in the U.S. for use in the injection molding industry. At March 31, 2007, this segment had stated annual operating capacity to manufacture approximately 0.2 billion pounds. We are exploring strategic alternatives for these non-core businesses to allow us to improve our operating results, generate cash to pay down debt, and provide the highest possible return to our stockholders.
     North American and global PET resin demand continues to grow, driven by new product applications, conversions from other packaging materials to PET, and overall growth in beverage and food consumption. Demand for polyester staple fiber is subject to changes in consumer preferences and spending and retail sales patterns. Imports continue to negatively impact the United States and European polyester staple fiber and PET resin markets, adversely affecting our operating results.
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
IMPACT OF ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. A tax position that meets the recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The unrecognized tax benefit is defined as the difference between positions taken in the tax return and the recognized benefit in the financial statements. The effect of the adoption was reported as a change in accounting principle. There was no effect on our accumulated deficit at January 1, 2007. We recorded a reduction of approximately $1.8 million in unrecognized tax benefits and an increase in our valuation allowance of approximately $1.8 million. As of January 1, 2007, after adopting FIN 48, we had uncertain tax benefits of approximately $24.0 million which have been considered in determining the future utilization of tax carry-forwards. We recorded approximately $24.0 million to reflect the benefit of net operating losses and other tax carry-forwards and a corresponding $24.0 million of unrecognized tax benefits in other liabilities. If the tax positions that give rise to these uncertain tax liabilities were favorably resolved, then in our current situation, we would not record any tax benefit in our Statements of Operations unless we received a cash refund because of the corresponding reduction in our valuation allowance. There are an additional $2.0 million of unrecognized tax benefits, which, if favorably resolved, would result in a tax benefit in our Statements of Operations. Our policy is to reflect any required interest expense and penalties under FIN 48 as a component of tax expense, and we had $0.2 million accrued for these liabilities at March 31, 2007. Our federal net operating loss carry-forward commenced in 1999 and may be adjusted until it is utilized. Our major state and foreign jurisdictions have the potential for adjustments for periods after 2001.
     In February 2007, we elected to participate in the Internal Revenue Service’s FIN 48 Initiative to expedite resolution of an uncertain tax position regarding our repatriation of foreign earnings. We have reached a tentative settlement with the Internal Revenue Service, pending review by the Joint Committee on Taxation. The tax effect will be recorded in the period of resolution as a discrete item. The tentative settlement will result in a cash refund and a tax benefit in our Statements of Operations of approximately $2.7 million. Our net deferred tax position will remain the same, because our unrecognized tax benefit relating to the repatriation of our foreign earnings and our tax carry-forwards, net of the valuation allowance, which are recorded in Other assets and deferred income taxes, net on our Condensed Consolidated Balance Sheets, will both change by approximately $20 million.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on our Statement of Operations or financial position.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure certain financial instruments and other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on our Statement of Operations or financial position.
RECENT DEVELOPMENTS
New Organization
     In the first quarter of 2007, we announced that we made the strategic decision to focus on our chemical-based PET resin and polyester staple fiber businesses. This will allow us to capitalize on our two world-class, state-of-the-art facilities which utilize some of the latest technology to produce a wide variety of high quality, value-added products. The scale and flexibility of these facilities allow us to service the PET resin and fiber markets with the right products at competitive costs. We have changed our management organization and internal financial reporting structure to reflect and support our new strategy. We have moved from a divisional organization to a functional one, which should allow us to better utilize our human resources, focus on serving our end markets, reduce operating and logistical costs, and improve efficiencies at our manufacturing facilities. As a result, our operations are now grouped into two reportable operating segments: a chemical-based segment and a recycled-based segment. We have previously announced that we are exploring strategic alternatives for our non-core businesses which make up the recycled-based segment.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
     The following table summarizes reasons for the changes in the first quarter of 2007 compared to the first quarter of 2006 for net sales, cost of sales, and gross profit.

	Chemical-	Recycled-
(In millions)	Based	Based	Total
Net Sales
Sales volumes	$45.3	$(18.9)	$26.4
Net selling prices	(1.4)	0.7	(0.7)
Foreign currency translation	—	2.8	2.8

Increase (decrease) in net sales	43.9	(15.4)	28.5

Cost of Sales
Volume effect	39.4	(17.1)	22.3
Raw material unit costs	7.2	—	7.2
Plant added unit costs	(0.8)	0.6	(0.2)
Foreign currency translation	—	2.7	2.7

Increase (decrease) in cost of sales	45.8	(13.8)	32.0

Decrease in gross profit	$(1.9)	$(1.6)	$(3.5)

     The increase in sales volumes in the chemical-based segment occurred due to an increase in our PET resin capacity as a result of our Pearl River facility expansion, which we were able to sell due to stronger demand in the PET resins market, an improved trade balance, and delays in expansions by some of our competitors. The decrease in volumes in the recycled-based segment is due to our strategic decision to close 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006 and a decline in demand for engineering resins in the auto industry.
     The higher raw material unit costs were due to higher purchase prices for chemical-based raw materials in the first quarter of 2007.
     Plant added unit costs for our chemical-based businesses were lower overall compared to the same period last year due to increased PET resin volumes.
     The higher raw material costs combined with lower selling prices, partially offset by lower plant costs, resulted in a decrease of $3.5 million in gross profit to $5.9 million in the 2007 period from $9.4 million in the 2006 period.
     Selling, general and administrative expenses were $13.7 million, or 3.9% of net sales, in the 2007 period compared to $13.9 million, or 4.3% of net sales, in the 2006 period.
     We incurred restructuring charges of $2.9 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively, related to our corporate reorganization and cost reduction programs. For additional information, see Note 5 to the Condensed Consolidated Financial Statements.
     We recorded a charge for expected losses on accounts receivable of $0.1 million in three months ended March 31, 2007 and 2006.
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	Three Months
	Ended March 31,
(In millions)	2007	2006
Legal and settlement costs	$(1.9)	$—
Johnsonville fibers closure costs	(1.0)	—
Hurricane Katrina costs, net	0.2	5.7
Costs relating to anti-dumping activities, net	—	0.4

	$(2.7)	$6.1

     The income in the three months ended March 31, 2007 is due to reductions in our accruals for legal and settlement costs and Johnsonville fibers closure costs. For additional information on our Johnsonville fibers closure costs and our legal and settlement costs, see Notes 4 and 10, respectively, to our Condensed Consolidated Financial Statements. Expense for the prior year included $5.7 million of costs related to hurricane Katrina. For additional information on hurricane Katrina, see Note 7 to the Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported an operating loss of $8.1 million in the 2007 period compared to an operating loss of $11.1 million in the 2006 period.

     Interest expense, net was $15.2 million in the 2007 period compared to $12.6 million in the 2006 period. This increase was primarily due to higher debt balances and higher interest rates.
     Our effective tax rate for the three months ending March 31, 2007 on the loss from continuing operations was less than 1.0% compared to 34.6% on the net loss from continuing operations for the three months ended March 31, 2006. Our tax rate changed due to our inability to provide a tax benefit for federal net operating losses originating in 2007.
     As a result of the foregoing, we reported a net loss from continuing operations of $23.4 million, or $0.84 per diluted share, for the three months ended March 31, 2007, compared to a net loss from continuing operations of $15.5 million, or $0.59 per diluted share, for the three months ended March 31, 2006.
     During the fourth quarter of 2006, we made a decision to dispose of our European PET resins business. The loss from discontinued operations, net of tax, was $0.9 million, or $0.03 per diluted share, for the three months ended March 31, 2007, compared to a loss from discontinued operations, net of tax, of $0.5 million, or $0.02 per diluted share, for the three months ended March 31, 2006. For additional information, including a breakdown of the results for discontinued operations, see Note 6 to the Condensed Consolidated Financial Statements.
     We recorded accretion based on the fair market value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. This amount was $3.7 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $28.0 million, or $0.87 per diluted share, for the 2007 period, compared to a net loss attributable to common stockholders of $19.4 million, or $0.61 per diluted share, for the 2006 period.
OUTLOOK
     The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements; Risks and Uncertainties” below.
     In the first quarter of 2007, we made a strategic decision to focus on our U.S. chemical-based PET resin and polyester staple fiber business. This will allow us to capitalize on our two world-class, state-of-the-art facilities which utilize some of the latest technology to produce a wide variety of high-quality, value-added products. The scale and flexibility of these facilities allow us to service the PET resin and fiber markets with the right products at competitive costs. We changed our management organization and internal financial reporting structure to reflect and support our new strategy. We have moved from a divisional organization to a functional one, which should allow us to better utilize our human resources, focus on our end markets, reduce operating and logistical costs and improve efficiencies at our manufacturing facilities. We expect to reduce costs by $4 to $6 million as we change our organization in support of this new strategy. As part of this strategy, we will pursue strategic alternatives for our non-core recycled-based businesses, which include our European polyester staple fibers business and our U.S. Engineering Resins business. We expect these activities to generate significant cash flow, enabling us to pay down debt over the next 10 to 16 months — See “Capital Resources and Liquidity” below.

     In the fourth quarter 2006, we closed our Johnsonville fibers operations and began consolidating our U.S. fiber production at our Palmetto facility, which should allow us to improve operating efficiencies. We expect to realize approximately $5 to $10 million in annualized savings due to the lower unit costs that result from operating one facility at or close to capacity compared to operating two underutilized facilities. However, as a result of the Johnsonville fibers closure, our fiber sales volume is expected to be lower in 2007 than in 2006. In addition, we expect that imports of polyester staple fiber, apparel and downstream textiles will continue to negatively impact our polyester staple fiber sales.
     Our operating results are primarily determined by our sales volume and raw material margin, which is impacted by competitive issues, including the differential in raw material costs between the U.S. and Asia, the NAFTA net trade balance and industry capacity utilization. We expect that polyester raw material costs in the U.S. in 2007 will be less volatile than in 2006. However, supplies of paraxylene (PX), the precursor of PTA, are expected to remain tight in 2007 and any supply disruptions could result in unexpected cost increases. We also expect that the differential in raw material costs between the U.S. and Asia will return closer to historical levels, which should lead to an improved trade balance.
     We expect PET resin capacity utilization to be at healthy levels in 2007 due to strong demand, an improved trade balance, delays of some of the new capacity additions and the removal of certain PET resin capacity. As a result, we now expect demand growth for PET resin in the NAFTA region to approximate the net new capacity additions in the region, resulting in mid-90% utilization rates in 2007, based on capacity adjusted for normal maintenance turnarounds. We expect our 2007 PET resin volumes to be higher than in 2006 as we utilize our 300 million pound capacity addition at our Pearl River facility to support expected industry demand.
     Purified isophthalic acid (“PIA”) is an additive used in the production of PET resin which lowers the melting point and the crystallization rate of PET resin. Flint Hills Resources LP (“Flint Hills”), the largest U.S. supplier of PIA, has not been able to obtain an adequate supply of meta-xylene, the raw material for PIA production, and has declared force majeure and has put its PIA customers on allocation. The lack of meta-xylene has created a shortage of PIA. According to consultant reports, this has caused spot PIA buyers to cut back production, further delay new capacity additions, and tightening of the overall NAFTA PET resin supply/demand balance. Flint Hills is expected to obtain sufficient meta-xylene in May to resume full PIA production. Therefore, we do not expect this situation to have a negative impact on our PET resin production unless there is a further delay in supplying sufficient quantities of meta-xylene to PIA producers.
     We have announced several selling price increases in our U.S. chemical-based PET resin and polyester staple fiber businesses. In addition to the March 1st selling price increase of $0.05 per pound for PET resins, we announced two additional selling price increases for our PET resin products of $0.03 per pound and $0.04 per pound, effective May 1st and June 1st, respectively. In addition, we announced two selling price increases for our polyester staple fiber products of $0.05 per pound and $0.04 per pound, effective April 15th and June 1st, respectively. If these selling price increases are realized, we expect our chemical-based raw material margins to increase in the second quarter compared to the first quarter of 2007. Given the competitive nature of our businesses and other market influences, there can be no assurance that these price increases will be fully realized.
     In the second quarter, we expect to receive additional insurance proceeds relating to costs and lost profits resulting from hurricane Katrina, an IRS tax refund and proceeds from the sale of other non-core assets. These receipts will be used to pay down debt. We expect to receive additional insurance proceeds in the second half of 2007 relating to costs and lost profits resulting from hurricane Katrina, which will also be used to pay down debt. We also expect to receive a payment related to the continued Dumping and Subsidy Offset Act of 2000

(the “CDO”) in the fourth quarter of 2007 which is expected to be equal to or lower than the amount received in 2006. The CDO was repealed in February 2006, but U.S. Customs will continue to distribute anti-dumping duties collected through September 30, 2007 to injured companies.
     We have 11,202,143 shares of perpetual convertible preferred stock which are expected to have a liquidation preference of $176.5 million on June 27, 2007. The preferred stockholder is currently able to convert its preferred stock and receive common shares equal to its liquidation preference divided by the conversion price. Until June 27, 2007 the conversion price is $11.25 per share. On June 28, 2007 the conversion price will be adjusted based on the Average Price, which is the volume-weighted average price of the Common Stock on the NYSE for the sixty (60) consecutive trading days prior to such day. If the Average Price is less than $18.50, then the conversion price will be $6.75 per share and the preferred stockholder will be eligible to receive 26.1 million shares on that date.
CAPITAL RESOURCES AND LIQUIDITY
     Net cash provided by operations was $4.2 million for the three months ended March 31, 2007, compared to net cash used in operations of $52.5 million for the three months ended March 31, 2006. This change is due primarily to the following changes in accounts receivable and inventories. The significant use of cash of $52.5 million for the three months ended March 31, 2006, is attributable to the resumption of production at our Pearl River facility following hurricane Katrina. Accounts receivable and inventories increased to more normal levels after the restart of our Pearl River facility once hurricane Katrina repairs were completed in the latter part of 2005. Net cash provided by operations of $4.2 million for the three months ended March 31, 2007, is primarily attributable to increased sales volume, which led to a reduction in inventories of approximately $17.0 million, partially offset by an increase in accounts receivable of approximately $9.0 million.
     Net cash used in investing activities amounted to $2.5 million in the 2007 period compared to $8.9 million in the 2006 period. Investing activities were comprised entirely of capital expenditures. The decrease in the 2007 period is due to our completion of the expansion of our PET resin capacity at our Pearl River facility in 2006.
     Net cash provided by financing activities amounted to $1.5 million in the 2007 period compared to $63.0 million in the 2006 period.
     We have two revolving credit facilities that we use to fund our operations, a $225 million U.S. Revolving Credit Facility and a €20 million European facility. We use these to manage our daily cash flows. At March 31, 2007 we had aggregate borrowings of $132.6 million and outstanding letters of credit of $4.2 under these two facilities which resulted in aggregate availability of approximately $111.2 million. Because our Consolidated Fixed Charge Ratio as defined in our U.S. Revolving Credit Facility was less than 1.0:1.0 for the quarter ended March 31, 2007, we will not be permitted to have Availability as defined in our U.S. Revolving Credit Facility below $45 million for more than eight consecutive days during the second quarter of 2007. Availability as defined under our U.S. Revolving Credit Facility has never dropped below $45.0 million.
     In addition to our U.S. Revolving Credit Facility using EBITDA, as defined as the numerator in the determination of our Consolidated Fixed Charge Coverage Ratio (as defined in our U.S. Revolving Credit Facility) our First and Second Lien Term Loans use EBITDA, as defined, in covenants that limit our ability to incur more than $35.0 million in additional debt, to pay dividends to our investors, and to make other types of restricted payments, such as investments.
     We have provided the non-GAAP measure of EBITDA, as defined because our major debt agreements use this measurement as a key component which affects our liquidity, our ability to incur additional indebtedness, make investments, and make certain restricted payments, such as dividends. It is also an important measurement tool for (1) financial institutions that provide us with capital; (2) investors; and (3) our Board and management. In each instance, we use EBITDA, as defined, because it excludes items that are not expected to impact the long-term cash flow of the business and are not an indication of our ongoing operating performance. In addition, EBITDA, as defined, is an additional measure frequently used to value an enterprise and to enable investors to analyze the efficiency of our operations and to compare and/or rank us with other companies with differing capital structures. We also believe it assists investors in analyzing our future ability to pay dividends, which is a key component in many investment decisions. Our Board, CEO (our chief operating decision maker), and senior management use EBITDA, as defined, to evaluate the operating performance of our segments and determine incentive compensation for employees throughout the organization.
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
     Our Debt Agreements contain financial and restrictive covenants. The terms of our U.S. Revolving Credit Facility require that our Availability (as defined in our U.S. Revolving Credit Facility) cannot be lower than $45.0 million for more than seven consecutive days unless we maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0. As of March 31, 2007, our Fixed Charge Coverage Ratio under our U.S. Revolving Credit Facility was 0.58 to 1.0. The Fixed Charge Coverage Ratio, as defined under our U.S. Revolving Credit Facility, is the sum of the prior four quarters’ earnings (loss) from continuing operations before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are other restrictions in our U.S. Revolving Credit Facility which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash.
     Our major Debt Agreements limit our common stock dividend to no more than $0.09 per share in each quarter. Our First and Second Lien Term Loans (the “Term Loans”) limit Restricted Payments (as defined in the Term Loans) to $15.0 million over the life of the financings when the Fixed Charge Coverage Ratio (as defined in the Term Loans) is below 3 to 1. Restricted Payments include dividend payments, stock redemption payments, principal payments of subordinated debt prior to its maturity and certain investments. The Fixed Charge Coverage Ratio (as defined in the Term Loans) is the sum of the prior four quarters’ earnings (loss) from continuing operations before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by interest expense exclusive of any amortization or discounts related to the February 2004 Financing. As of March 31, 2007, our Fixed Charge Coverage Ratio under the Term Loans was 0.87 to 1.0, and we have used $11.6 million of the $15.0 million limitation on Restricted Payments. We are in compliance with all debt covenants.

     Our Fixed Charge Coverage Ratio as defined in our U.S. Revolving Credit Facility is calculated as follows:

	For the Quarter Ended
	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,
(In Millions)	2006	2006	2006	2007	Total

Fixed Charges
Cash interest expense	$12.7	$14.8	$14.8	$14.7	$57.0
Capital expenditures	12.7	4.6	4.3	2.5	24.1
Cash payment of taxes	0.1	0.3	(0.6)	0.4	0.2
Dividend payments	1.7	0.6	0.7	0.7	3.7

Total Fixed Charges	$27.2	$20.3	$19.2	$18.3	$85.0

EBITDA, as defined
Loss from continuing operations	$(10.9)	$(35.5)	$(21.8)	$(23.4)	$(91.6)
Income tax expense (benefit)	(4.4)	(20.8)	(3.3)	0.1	(28.4)
Interest expense, net	14.0	15.9	15.5	15.2	60.6
Depreciation and amortization	17.7	17.1	16.3	17.0	68.1
Permitted Adjustments (a)	2.3	37.6	2.9	(2.6)	40.2

EBITDA, as defined	$18.7	$14.3	$9.6	$6.3	$48.9

Consolidated Fixed Charge Coverage Ratio					0.58:1.0

     (a) Permitted Adjustments are adjustments specified in our Debt Agreements which are used in the calculation of EBITDA, as defined. The following table details Permitted Adjustments for the periods indicated:

	For the Quarter Ended
	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,
(In Millions)	2006	2006	2006	2007	Total

Goodwill impairment	$—	$—	$33.4	$—	$33.4
Pension actuarial gain	—	—	(22.2)	—	(22.2)
Johnsonville fibers disposal costs, net		34.1	(2.4)	(1.0)	30.7
Legal and settlement costs	—	—	—	(1.9)	(1.9)
Hurricane Katrina costs, net	1.4	0.9	(6.6)	0.2	(4.1)
Other	0.9	2.6	0.7	0.1	4.3

Total Permitted Adjustments	$2.3	$37.6	$2.9	$(2.6)	$40.2

     We believe that we have or have access to financial resources which will provide us with sufficient liquidity to meet our operational requirements.
     We are rated by Moody’s Investors Service (Moody’s) and Standard & Poor’s Ratings Services (“S&P”). Our current corporate ratings by Moody’s and S&P are B3 and B-, both with negative outlooks. Each agency has additional ratings and other information relating to specific debt instruments and our financial condition.

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
     For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
     For information about our derivative financial instruments, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of our Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a—14(c) and 15d—14(c) promulgated under the Securities Exchange Act of 1934, were effective on that date.

(b)	Based on an evaluation of whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is reasonably likely to materially affect, such internal control occurred during the period covered by this Report, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that no such change occurred.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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
     In addition to the cases discussed above, indirect purchasers of polyester staple fiber products filed 41 purported class actions alleging violations of federal antitrust laws, state antirust or unfair competition laws and certain state consumer protection acts in one federal court and various state courts. Each lawsuit alleged a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. These cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina South Dakota, Tennessee, West Virginia and Wisconsin and sought damages of unspecified amounts, attorneys’ fees and costs and other, unspecified relief. All of these cases except the one pending in California have been settled, and the court has approved the settlements; these settlements are now final and the Company is seeking dismissals of all of the settled cases. In California, the parties have entered into a settlement agreement, but it remains subject to final court approval.
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

10.1	Wellman, Inc. 2007 Restricted Stock Grant Agreement, effective April 2, 2007, between the Company and Steven L. Ates

10.2	Wellman, Inc. 2007 Restricted Stock Grant Agreement, effective April 2, 2007, between the Company and Mark J. Ruday

10.3	Wellman, Inc. 2007 Restricted Stock Grant Agreement, effective April 2, 2007, between the Company and Ian K. Shaw

10.4	Wellman, Inc. 2007 Restricted Stock Grant Agreement, effective April 2, 2007, between the Company and David R. Styka

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.
Dated May 10, 2007	By	/s/ Keith R. Phillips
Chief Financial Officer and Vice President (Principal Financial Officer)

Dated May 10, 2007	By	/s/ David R. Styka
Chief Accounting Officer,
Vice President and Controller (Principal Accounting Officer)