Form 10-Q
period 2007-06-30
WELLMAN INC
filed 2007-08-09
CIK 812708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-10033

WELLMAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-1671740

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1041 521 Corporate Center Drive
Fort Mill, South Carolina	29707

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2007, there were 32,874,382 shares of the registrant’s Class A common stock, $0.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
INDEX

Page No.
PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited, except where noted)

Condensed Consolidated Statements of Operations - For the three and six months ended June 30, 2007 and 2006	3

Condensed Consolidated Balance Sheets - June 30, 2007 and December 31, 2006 (Audited)	4

Condensed Consolidated Statements of Stockholders ‘ Equity - For the six months ended June 30, 2007 and the year ended December 31, 2006 (Audited)	5

Condensed Consolidated Statements of Cash Flows - For the six months ended June 30, 2007 and 2006	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	28

ITEM 4 – Controls and Procedures	28

PART II — OTHER INFORMATION

ITEM 1 – Legal Proceedings	29

ITEM 4 – Submission of Matters to a Vote of Security Holders	30

ITEM 6 – Exhibits and Reports on Form 8-K	31

SIGNATURES	32
EX-10.2 WELLMAN, INC. FOURTH AMENDED AND RESTATED MANAGEMENT INCENTIVE COMPENSATION PLAN FOR THE EXECUTIVE GROUP
EX-10.12 EMPLOYMENT AGREEMENT DATED AS OF AUGUST 8, 2007 BETWEEN THE COMPANY AND STEVEN L. ATES
EX-10.13 EMPLOYMENT AGREEMENT DATED AS OF AUGUST 8, 2007 BETWEEN THE COMPANY AND IAN K.SHAW
EX-10.14 EMPLOYMENT AGREEMENT DATED AS OF AUGUST 8, 2007 BETWEEN THE COMPANY AND DAVID R. STYKA
EX-31.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EX-31.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EX-32.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EX-32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

ITEM 1.	FINANCIAL STATEMENTS
WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net sales	$333.7	$345.2	$688.2	$671.2
Cost of sales	322.2	331.3	670.8	647.9

Gross profit	11.5	13.9	17.4	23.3
Selling, general and administrative expenses	12.1	13.0	25.8	26.9
Restructuring charges	0.2	1.1	3.1	1.5
Provision for uncollectible accounts	0.2	—	0.3	0.1
Other (income) expense, net	(8.5)	1.1	(11.2)	7.2

Operating income (loss)	7.5	(1.3)	(0.6)	(12.4)
Interest expense, net	15.3	14.0	30.5	26.6

Loss from continuing operations before income taxes	(7.8)	(15.3)	(31.1)	(39.0)
Income tax expense (benefit)	—	(4.4)	0.1	(12.6)

Loss from continuing operations	(7.8)	(10.9)	(31.2)	(26.4)
Loss from discontinued operations, net of income taxes (benefit)	(3.6)	(0.8)	(4.5)	(1.3)

Net loss	$(11.4)	$(11.7)	$(35.7)	$(27.7)

Net loss attributable to common stockholders:
Net loss	$(11.4)	$(11.7)	$(35.7)	$(27.7)
Accretion	(3.8)	(3.6)	(7.5)	(7.0)

Net loss attributable to common stockholders	$(15.2)	$(15.3)	$(43.2)	$(34.7)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders from continuing operations	$(0.36)	$(0.46)	$(1.20)	$(1.05)
Net loss attributable to common stockholders from discontinued operations	(0.11)	(0.02)	(0.14)	(0.04)

Net loss attributable to common stockholders	$(0.47)	$(0.48)	$(1.34)	$(1.09)

Dividends per common share	$0.02	$0.05	$0.04	$0.10

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowance of $2.6 in 2007 and $2.2 in 2006	185.6	190.7
Inventories	146.2	143.6
Prepaid expenses and other current assets	33.6	35.6

Total current assets	365.4	369.9
Property, plant and equipment, at cost:
Land, buildings and improvements	100.0	99.5
Machinery and equipment	1,045.9	1,041.2
Construction in progress	12.6	9.0

	1,158.5	1,149.7
Less accumulated depreciation	588.2	560.3

Property, plant and equipment, net	570.3	589.4
Other assets and deferred income taxes, net	47.7	34.0

	$983.4	$993.3

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$95.7	$95.2
Accrued liabilities	32.3	38.8
Accrued liabilities associated with assets held for sale	—	10.7
Current portion of long-term debt	—	0.3

Total current liabilities	128.0	145.0
Long-term debt	599.5	579.3
Deferred income taxes and other liabilities	85.5	61.9

Total liabilities	813.0	786.2
Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	70.5	67.5
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	104.9	100.4
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 35,374,382 shares issued in 2007 and 35,202,944 in 2006	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized, no shares issued	—	—
Paid-in capital	247.7	248.3
Common stock warrants	4.9	4.9
Accumulated other comprehensive income	29.3	28.4
Accumulated deficit	(237.4)	(192.9)
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	170.4	207.1

	$983.4	$993.3

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Series A		Series B		Class A			Common	Other
	Preferred		Preferred		Common		Paid-In	Stock	Comprehensive	Accumulated	Treasury
	Stock Issued		Stock Issued		Stock Issued		Capital	Warrants	Income	(Deficit)	Stock	Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	4.5	$61.7	6.7	$91.8	34.9	$—	$247.2	$4.9	$22.2	$(61.5)	$(49.5)	$316.8
Net loss										(112.4)		(112.4)
Currency translation adjustments									6.5			6.5
Fair value of derivatives									(0.3)			(0.3)

Total comprehensive loss												(106.2)
Cash dividends ($0.14 per share)										(4.6)		(4.6)
Accretion		5.8		8.6						(14.4)		—
Issuance of restricted stock, net					0.3	—	1.1					1.1

Balance at December 31, 2006	4.5	67.5	6.7	100.4	35.2	—	248.3	4.9	28.4	(192.9)	(49.5)	207.1
Net loss										(35.7)		(35.7)
Fair value of derivatives									(1.0)			(1.0)
Currency translation adjustments									1.9			1.9

Total comprehensive loss												(34.8)
Cash dividends ($0.04 per share)										(1.3)		(1.3)
Accretion		3.0		4.5						(7.5)		—
Issuance of restricted stock, net					0.2	—	(0.6)					(0.6)

Balance at June 30, 2007 (unaudited)	4.5	$70.5	6.7	$104.9	35.4	$—	$247.7	$4.9	$29.3	$(237.4)	$(49.5)	$170.4

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
(In millions)

	2007	2006
Cash flows from operating activities:
Net loss	$(35.7)	$(27.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of tax	4.5	1.3
Depreciation	25.9	25.9
Amortization	0.6	1.1
Amortization of acquisition costs of long-term raw material contract	7.8	7.8
Amortization in interest expense, net	2.2	2.1
Deferred income taxes and other	(1.0)	(13.3)
Changes in operating assets and liabilities	(4.6)	(54.1)

Net cash used in operating activities	(0.3)	(56.9)

Cash flows from investing activities:
Additions to property, plant and equipment	(6.1)	(21.0)

Net cash used in investing activities	(6.1)	(21.0)

Cash flows from financing activities:
Borrowings under long-term debt, net	20.4	89.9
Dividends paid on common stock	(1.3)	(3.3)
Debt issuance and financing costs	—	(2.3)

Net cash provided by financing activities	19.1	84.3

Discontinued Operations:
Operating activities	(10.4)	(5.4)
Investing activities	(2.3)	(0.9)
Financing activities	—	(0.1)

Net cash used in discontinued operations	(12.7)	(6.4)

Effect of exchange rate changes on cash and cash equivalents	—	—

Decrease in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental cash flow data:
Cash paid during the period for:
Interest, net	$29.2	$24.6
Income taxes	$0.6	$0.4
See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The Condensed Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Wellman, Inc.’s annual report on Form 10-K for the year ended December 31, 2006. The Condensed Consolidated Financial Statements include Wellman, Inc. and the entities we control, and all material intercompany transactions have been eliminated. When used in these Condensed Consolidated Financial Statements, “Wellman,” “we,” “our,” and “us” each refers to Wellman, Inc. and entities it controls.
2. ACCOUNTING CHANGES AND RECENTLY ISSUED PRONOUNCEMENTS
Accounting Changes
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. A tax position that meets the recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The unrecognized tax benefit is defined as the difference between positions taken in the tax return and the recognized benefit in the financial statements. The effect of adoption was reported as a change in accounting principle. There was no effect on our accumulated deficit at January 1, 2007. We recorded a reduction of approximately $1.8 million in unrecognized tax benefits and an increase in our valuation allowance of approximately $1.8 million. As of January 1, 2007, after adopting FIN 48, we had uncertain tax liabilities of approximately $24.0 million which have been considered in determining the future utilization of tax carry-forwards. We recorded approximately $24.0 million to reflect the benefit of net operating losses and other tax carry-forwards and a corresponding $24.0 million of uncertain tax liabilities. If the tax positions that give rise to these uncertain tax liabilities were favorably resolved, then in our current situation, we would not record any tax benefit in our Statement of Operations unless we received a cash refund because of the corresponding reduction in our valuation allowance. There are an additional $2.0 million of uncertain tax benefits, which, if favorably resolved, would result in a tax benefit in our Statement of Operations. Our policy is to reflect any required interest expense and penalties under FIN 48 as a component of tax expense, and we had $0.2 million accrued for these liabilities at June 30, 2007. Our federal net operating loss carry-forward commenced in 1999 and may be adjusted until it is utilized. Our major state and foreign jurisdictions have the potential for adjustments for periods after 2001.
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
New Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. We have not yet completed our evaluation of the effects of this standard.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure certain financial instruments and other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007. We have not yet completed our evaluation of the effects of this standard.
3. INVENTORIES
     Inventories consisted of the following:

	June 30,	December 31,
(In millions)	2007	2006
Raw materials	$53.1	$54.9
Finished and semi-finished goods	87.3	82.8
Supplies	5.8	5.9

	$146.2	$143.6

4. JOHNSONVILLE FIBERS CLOSURE
     During the third quarter of 2006, we announced a plan to close our Johnsonville fibers operation with the intention of improving our operating results, reducing our working capital and lowering our overall debt. We closed 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006 and consolidated all of our U.S. polyester staple fiber production into our Palmetto facility, located in Darlington, South Carolina, which has an annual capacity of 500 million pounds. Certain equipment used to produce Wellstrand® (specialty polyester and nylon coarse denier fibers), located at our Johnsonville facility, was sold during the second quarter of 2007.

     During the year ended December 31, 2006, we recorded total charges related to the Johnsonville fibers closure of $33.3 million, approximately $29 million of which had no cash impact. In the first half of 2007, we reduced our accruals associated with the Johnsonville fibers closure by approximately $2.1 million, resulting primarily from our ability to sell some of the equipment and remaining inventory at prices greater than originally expected.
     Included in the total charges of $33.3 million was an employee restructuring charge of $4.1 million, which related primarily to termination notifications given to approximately 360 union hourly and salaried positions on September 26, 2006. The following represents changes to the employee restructuring charges since the plan was adopted:

Employee
Restructuring
(In millions)	Charges
Accruals during the third quarter of 2006	$4.1
Adjustments to accrual in fourth quarter of 2006	(0.2)
Payments during 2006	(1.6)

Remaining accrual at December 31, 2006	2.3
Payments in first quarter of 2007	(1.9)

Remaining accrual at March 31, 2007	0.4
Payments in second quarter of 2007	(0.2)

Remaining accrual at June 30, 2007	$0.2

The remaining accrual of $0.2 million is expected to be paid out during the remainder of 2007.
5. RESTRUCTURING CHARGES
     During the first quarter of 2007, we announced a restructuring of our organization. We expect to improve our ability to deliver high-quality, value added products to our customers and to operate with a more efficient cost structure. By combining our chemical-based operations into one segment, we will be able to eliminate duplicate costs and maximize our operating performance. As part of this reorganization, our chemical-based segment recorded a severance accrual of $2.9 million, which was reflected in Operating loss in our Condensed Consolidated Statements of Operations during the first quarter of 2007. The following represents changes to this accrual since the plan was adopted:

Severance
(In millions)	Accrual
Accruals recorded in first quarter of 2007	$2.9
Payments in first quarter 2007	(1.5)

Accrual balance at March 31, 2007	1.4
Payments in second quarter of 2007	(1.2)

Remaining accrual at June 30, 2007	$0.2

     The remaining accrual of $0.2 million is expected to be paid out during the remainder of 2007.
     During the first quarter of 2006, we announced a plan to reduce costs in our European polyester staple fibers operations, which included reducing the number of positions and certain other changes. In conjunction with this plan, our recycled-based segment recorded a severance charge of $1.5 million in the first half of 2006, which was reflected in Operating loss in our Condensed Consolidated Statements of Operations. The following represented changes in the accruals:

Severance
(In millions)	Accrual
Accruals recorded in first quarter of 2006	$0.4

Accrual balance at March 31, 2006	0.4
Adjustments to accrual in second quarter of 2006	1.1
Payments in second quarter of 2006	(0.4)

Remaining accrual at June 30, 2006	$1.1

     The remaining accrual was paid during the second half of 2006.
6. DISCONTINUED OPERATIONS
     During the fourth quarter of 2006, after a review of our strategic alternatives, we made a decision to dispose of our European PET resins business. These assets, which were previously included in our chemical-based segment, met the criteria for, and were classified as “held for sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”
     On May 31, 2007, we sold our European PET resins business. The $29.1 million net loss on sale included an impairment loss of $19.1 million ($18.5 million after tax) recorded in 2006 to reduce the value of these assets to their fair value less expected costs of disposal. An expected net loss on disposal of $7.1 million was recorded in the fourth quarter of 2006, and an additional loss of $3.6 million was recorded in the first half of 2007. The loss was included in discontinued operations in our Condensed Consolidated Statements of Operations.
     Results for discontinued operations consist of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2007	2006	2007	2006
Net sales	$13.2	$17.3	$33.0	$34.0

Loss from discontinued operations before income tax Benefit	$(0.4)	$(1.5)	$(0.9)	$(2.6)
Income tax benefit	—	(0.7)	—	(1.3)

Loss from discontinued operations, net	(0.4)	(0.8)	(0.9)	(1.3)

Loss on disposal of business	(3.2)	—	(3.6)	—
Income tax benefit	—	—	—	—

Loss on disposal of business, net	(3.2)	—	(3.6)	—

Loss from discontinued operations, net	$(3.6)	$(0.8)	$(4.5)	$(1.3)

7. BORROWINGS
     During 2006 and the first five months of 2007, we had a total of $150.0 million in interest rate hedging agreements, which were entered into to reduce our exposure to floating rate debt. These matured in June and July 2007.
     We entered into the following interest rate hedging agreements:

•	In June 2007, we purchased a three year $50.0 million interest rate cap which provides that for quarterly periods when three-month LIBOR exceeds 6.50% on its reset date, we will receive the difference between the three-month LIBOR and 6.50% for such periods;

•	In July 2007, we entered into a two year $50.0 million interest rate swap where we receive three-month LIBOR and pay 5.255% quarterly;

•	In July 2007, we entered into a two year $50.0 million interest rate collar which provides that for quarterly periods when three-month LIBOR exceeds 6.00% on its reset date, we will receive the difference between the three-month LIBOR and 6.00%, and for quarterly periods when three-month LIBOR is less than 3.61% on its reset date, we will pay the difference between the three-month LIBOR and 3.61%.
8. OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Hurricane Katrina (proceeds) costs, net	$(6.1)	$1.4	$(5.9)	$7.1
Johnsonville fibers closure costs, net (See Note 4)	(1.1)	—	(2.1)	—
Legal and settlement costs	—	—	(1.9)	—
Gain on sale of assets	(1.4)	—	(1.4)	—
Costs relating to anti-dumping activities, net	0.1	(0.3)	0.1	0.1

	$(8.5)	$1.1	$(11.2)	$7.2

     On August 27, 2005, we shut down our Pearl River facility in Hancock County, Mississippi, in anticipation of hurricane Katrina. The damages caused by the hurricane extended the temporary shutdown of the entire facility. The actual damages included direct damage to the plant site; fixed costs incurred during the shutdown period; incremental freight costs above our normal freight expense due to the disruption in rail service; infrastructure support to maintain an adequate living environment for both our employees and contract workers; inventory spoilage; rail car damage; and monthly lease cost related to rail cars that were damaged and inoperable. The facility re-started production in two phases. One production line, with an annual capacity of 280 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, started at the end of November, 2005. As of June 30, 2007, we incurred total costs of $32.1 million. We received $6.0 million of insurance proceeds in the second quarter of 2007 and $6.6 million of proceeds in the fourth quarter of 2006, attributable to hurricane Katrina, resulting in net cash costs of $19.5 million. These proceeds, which were included in net cash used in operating activities in our Consolidated Statement of Cash Flows for the respective periods, were used to pay down debt.
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
     Legal costs consisted of fees and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned) and related civil litigation. During the first quarter of 2007, we reduced our accrual related to this accrued legal and settlement liability by $1.9 million. For additional information, see Note 11 and Part II. Item 1. “Legal Proceedings.”
     In the second quarter of 2007, we sold the fiber assets at our Pearl River facility and recorded a net gain of approximately $1.4 million.
     In October 2000, the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are generally distributed in the fourth quarter to the injured companies who file claims to that effect. Costs incurred for defending the continuation of these anti-dumping duties totaled $0.1 million for the three and six months ended June 30, 2007.
9. NET LOSS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Numerator for basic and diluted net loss attributable to common stockholders per common share:
Loss from continuing operations	$(7.8)	$(10.9)	$(31.2)	$(26.4)
Accretion (a)	(3.8)	(3.6)	(7.5)	(7.0)

Net loss attributable to common stockholders from continuing operations	(11.6)	(14.5)	(38.7)	(33.4)
Net loss attributable to common stockholders from discontinued operations	(3.6)	(0.8)	(4.5)	(1.3)

Net loss attributable to common stockholders	$(15.2)	$(15.3)	$(43.2)	$(34.7)

Denominator:
Denominator for basic net loss attributable to common stockholders per common share – weighted-average shares	32.3	31.9	32.3	31.9
Effect of dilutive securities:
Employee stock options, warrants, and restricted stock	—	—	—	—
Preferred stock – if converted (b)	—	—	—	—

Denominator for diluted net loss attributable to common stockholders per common share – adjusted weighted-average shares	32.3	31.9	32.3	31.9

(a)	On June 27, 2007, the conversion price for the Warburg Pincus preferred stock was set at $6.75. Accretion is the sum of (i) the greater of the stated increase in the liquidation preference or the fair market value of increase of the liquidation preference and (ii) the amortization of the reduction in book value of the preferred stock that resulted from the issuance of warrants.

(b)	These shares were not included in the EPS calculation, since their effect would have been anti-dilutive, but may be included under the if-converted method in future calculations.
10. DEFINED BENEFIT PLANS
     The components of our net periodic pension cost are as follows for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
(In millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$—	$0.8	$0.2	$1.1	$—	$1.6	$0.4	$2.2
Interest cost	0.9	1.2	0.9	1.2	1.8	2.4	1.7	2.4
Expected return on assets	(0.9)	(1.6)	(0.8)	(1.3)	(1.8)	(3.1)	(1.6)	(2.6)
Curtailment gain	—	—	—	—	—	—	—	(0.1)

Total net periodic pension expense	$0.0	$0.4	$0.3	$1.0	$0.0	$0.9	$0.5	$1.9

Employer contributions
     Contributions to our defined benefit plans in 2007 are expected to be $7.5 million. We expect to contribute $6.7 million to our domestic defined benefit plans, and we have contributed $0.8 million to our foreign plans during 2007. As of June 30, 2007, $2.0 million has been contributed to our domestic plans. As a result of the sale of our foreign operations, we do not expect to make any future contributions to these foreign plans. For additional information on the sale of our European fibers businesses, see Note 14.
11. COMMITMENTS AND CONTINGENCIES
     We have commitments and contingent liabilities, including legal proceedings, environmental liabilities, and various operating lease commitments.
     Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between approximately $2.6 million and $7.2 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $5.4 million at June 30, 2007 and $5.1 million at December 31, 2006, which are reflected as other noncurrent liabilities in our Condensed Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. These non-capital expenditures are expected to be incurred over the next 6 to 30 years. We do not expect to incur any significant future capital expenditures related to environmental matters.
     The final resolution of these contingencies could result in expenses different than current accruals, and, therefore, could have an impact on our consolidated financial results in a future reporting period. However, we believe the ultimate outcome will not have a significant effect on our consolidated results of operations and financial position.
     The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Six Months Ended
	June 30,
(In millions)	2007	2006
Balance at beginning of period	$5.1	$6.6
Changes in remediation costs	0.5	(0.2)
Expenditures	(0.2)	(0.1)

Balance at end of period	$5.4	$6.3

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
     In addition to the cases discussed above, indirect purchasers of polyester staple fiber products filed 41 purported class actions alleging violations of federal antitrust laws, state antirust or unfair competition laws and certain state consumer protection acts in one federal court and various state courts. Each lawsuit alleged a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. These cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina South Dakota, Tennessee, West Virginia and Wisconsin and sought damages of unspecified amounts, attorneys’ fees and costs and other, unspecified relief. All of these cases have been settled, and the respective courts have approved the settlements. Except for the California settlement, these settlements are now final and the Company has been dismissed from all but two of the settled cases. Of the final two, one is expected to be dismissed on the Company’s motion for summary judgment while the other is awaiting execution by the court of a stipulated dismissal order. In California, the court has approved the settlement agreement. We expect that the court will enter the final approval order after it receives further documentation regarding an issue that has no impact on the Company.
     We vehemently deny that we or our employees engaged in price fixing or customer allocation.
     The following represents changes in accrued legal and settlement liabilities related to the above-mentioned federal and class action lawsuits:

	Six Months Ended
	June 30,
(In millions)	2007	2006
Balance at beginning of period	$3.6	$4.9
Adjustments to accruals	(1.9)	—
Payments	(1.2)	(1.2)

Balance at end of period	$0.5	$3.7

     We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe the ultimate disposition of this litigation will have a material adverse effect on our consolidated financial position or results of operations.

12.	FOREIGN CURRENCY TRANSLATION AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The financial statements of foreign subsidiaries have been translated into U.S. dollar equivalents in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from period to period have been reported in other comprehensive income (loss). The effect on our Condensed Consolidated Statements of Operations of transaction gains and losses is insignificant for all periods presented.
     Accumulated other comprehensive income is comprised of foreign currency translation and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Substantially all of the earnings associated with the Company’s investments in foreign entities are considered to be permanently invested, and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided. Comprehensive loss was $(10.7) million and $(9.5) million for the three months ended June 30, 2007 and 2006, respectively, and $(34.8) million and $(22.9) million for the six months ended June 30, 2007 and 2006, respectively.

13.	SEGMENT INFORMATION
     In the first quarter of 2007, we made a strategic decision to focus on our chemical-based PET resin and polyester staple fiber businesses. We changed our management organization and internal financial reporting structure to reflect and support our new strategy. We moved from a divisional product-based organization to a functional one, which allows us to better utilize our human resources, focus on serving our end markets, reduce operating and logistical costs, and improve efficiencies at our manufacturing facilities. As a result, our operations are now grouped into two reportable operating segments: a chemical-based segment and a recycled-based segment.
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
     EBITDA, as defined, is the primary financial measure used by our Chief Operating Decision Maker (i.e., our Chief Executive Officer) to assess performance and allocate resources. As such, EBITDA, as defined, is the financial measurement under our internal financial reporting structure used to report segment profit (loss) under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Intersegment transactions, which are not material, have been eliminated and historical exchange rates have been applied to the data.

	Chemical-	Recycled-
(In millions)	Based Segment	Based Segment	Total
Three months ended June 30, 2007
Revenues	$284.0	$49.7	$333.7
Segment profit (loss) (a)	16.7	(0.1)	16.6
Depreciation and amortization from continuing operations	15.4	1.9	17.3
Assets	773.1	140.0	913.1
Three months ended June 30, 2006 (Restated)
Revenues	$275.5	$69.7	$345.2
Segment profit (a)	16.0	2.7	18.7
Depreciation and amortization from continuing operations	14.7	3.0	17.7
Assets	857.1	196.8	1,053.9

Six months ended June 30, 2007
Revenues	$579.8	$108.4	$688.2
Segment profit (a)	21.5	1.4	22.9
Depreciation and amortization from continuing operations	30.7	3.6	34.3
Six months ended June 30, 2006 (Restated)
Revenues	$527.4	$143.8	$671.2
Segment profit (a)	24.6	6.3	30.9
Depreciation and amortization from continuing operations	28.8	6.0	34.8

(a)	The measurement for segment profit (loss) is EBITDA, as defined.
     Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Segment Profit (Loss) (a)
Total for reportable segments	$16.6	$18.7	$22.9	$30.9
Interest expense, net	(15.3)	(14.0)	(30.5)	(26.6)
Depreciation and amortization	(17.3)	(17.7)	(34.3)	(34.8)
Permitted Adjustments (1)	8.2	(2.3)	10.8	(8.5)

Loss from continuing operations before income tax Benefit	$(7.8)	$(15.3)	$(31.1)	$(39.0)

Assets
Total for reportable segments	$913.1	$1,053.9
Corporate assets (2)	70.3	82.0

	$983.4	$1,135.9

(1)	Permitted Adjustments are adjustments specified in our debt agreements, which are used in the calculation of EBITDA, as defined that is used to report our segment profit (loss). Permitted adjustments included the following for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Permitted Adjustments:
Hurricane Katrina proceeds (costs), net (See Note 8)	$6.1	$(1.4)	$5.9	$(7.1)
Johnsonville fibers disposal costs, net (See Note 4)	1.1	—	2.1	—
Legal and settlement costs (See Note 8)	—	—	1.9	—
Gain on sale of assets (See Note 8)	1.4	—	1.4	—
Provision for uncollectible accounts	(0.2)	—	(0.3)	(0.1)
Non-cash inventory reserves	—	(0.8)	—	(1.2)
Other	(0.2)	(0.1)	(0.2)	(0.1)

Total Permitted Adjustments	$8.2	$(2.3)	$10.8	$(8.5)

(2)	Corporate assets include cash, certain prepaid expenses, construction in progress, and certain other assets not allocated to the segments.
14. SUBSEQUENT EVENT
     On July 26, 2007, we, entities that we control, and an affiliate of AURELIUS AG (“AURELIUS”) entered into a Sale and Purchase Agreement, where AURELIUS purchased our European fibers businesses for approximately $38 million in cash, subject to certain adjustments, including cash at closing and working capital.
     We expect to incur certain expenses associated with the sale, totaling $2.6 million, the majority of which will be paid in the third quarter of 2007.

ITEM 2.	MANAGEMENT ‘S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT DEVELOPMENTS
Sale of European Recycled-Based Fibers Business
     On July 26, 2007, we, entities that we control, and an affiliate of AURELIUS AG (“AURELIUS”) entered into a Sale and Purchase Agreement, where AURELIUS purchased our European fibers businesses for approximately $38  million in cash, subject to certain adjustments, including cash at closing and working capital.
     We expect to incur certain expenses associated with the sale, totaling $2.6  million, the majority of which will be paid in the third quarter of 2007.
New Organization
     In the first quarter of 2007, we made a strategic decision to focus on our chemical-based PET resin and polyester staple fiber businesses. This allows us to capitalize on our two world-class, state-of-the-art facilities which utilize some of the latest technology to produce a wide variety of high quality, value-added products. The scale and flexibility of these facilities allow us to service the PET resin and fiber markets with the right products at competitive costs. We changed our management organization and internal financial reporting structure to reflect and support our new strategy. We moved from a divisional organization to a functional one, which allows us to better utilize our human resources, focus on serving our end markets, reduce operating and logistical costs, and improve efficiencies at our manufacturing facilities. As a result, our operations are now grouped into two reportable operating segments: a chemical-based segment and a recycled-based segment. We have previously announced that we are exploring strategic alternatives for our non-core business within the recycled-based segment.
GENERAL
     Our operations are grouped into two reportable operating segments: a chemical-based segment and a recycled-based segment. Our chemical-based segment is principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin and Fortrel® polyester staple fiber. This segment has stated annual operating capacity to manufacture approximately 1.9 billion pounds of polyester, consisting of 1.4 billion pounds of solid-stated PET resin and 0.5 billion pounds of polyester staple fiber. We manufacture these products at two facilities in the United States.
     Our recycled-based segment is principally engaged in the manufacturing and marketing of Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin for use in the injection molding industry. This segment has stated annual operating capacity to manufacture approximately 70 million pounds at our Johnsonville, S.C. facility. We are exploring strategic alternatives for this non-core business to allow us to improve our operating results, generate cash to pay down debt, and provide the highest possible return to our stockholders.
     North American and global PET resin demand continues to grow, driven by new product applications, conversions from other packaging materials to PET, and overall growth in beverage and food consumption. Demand for polyester staple fiber is subject to changes in consumer preferences and spending and retail sales patterns. Imports continue to negatively impact the United States polyester staple fiber and PET resin markets, adversely affecting our operating results.
     Our financial results are primarily determined by our sales volume and raw material margin, which is the difference between net selling price and raw material cost. Both PET resin and polyester staple fiber volume and raw material margins increase or decrease as a result of supply and demand factors, competitive conditions, global economic and market conditions, export and import activity, and the prices of competing materials. Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations. Given our substantial unit volumes, the impact on profitability of changes in raw material margins is significant. A one-cent per pound change in raw material margin on approximately 1.9 billion pounds of sales volume results in an annual change of approximately $19.0 million in pre-tax earnings.
IMPACT OF ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. A tax position that meets the recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The unrecognized tax benefit is defined as the difference between positions taken in the tax return and the recognized benefit in the financial statements. The effect of adoption was reported as a change in accounting principle. There was no effect on our accumulated deficit at January 1, 2007. We recorded a reduction of approximately $1.8 million in unrecognized tax benefits and an increase in our valuation allowance of approximately $1.8 million. As of January 1, 2007, after adopting FIN 48, we had uncertain tax liabilities of approximately $24.0 million which have been considered in determining the future utilization of tax carry-forwards. We recorded approximately $24.0 million to reflect the benefit of net operating losses and other tax carry-forwards and a corresponding $24.0 million of uncertain tax liabilities. If the tax positions that give rise to these uncertain tax liabilities were favorably resolved, then in our current situation, we would not record any tax benefit in our Statement of Operations unless we received a cash refund because of the corresponding reduction in our valuation allowance. There are an additional $2.0 million of uncertain tax benefits, which, if favorably resolved, would result in a tax benefit in our Statement of Operations. Our policy is to reflect any required interest expense and penalties under FIN 48 as a component of tax expense, and we had $0.2 million accrued for these liabilities at June 30, 2007. Our federal net operating loss carry-forward commenced in 1999 and may be adjusted until it is utilized. Our major state and foreign jurisdictions have the potential for adjustments for periods after 2001.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. This Statement defines defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. We have not yet completed our evaluation of the effects of this standard.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure certain financial instruments and other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. It will be effective for fiscal years beginning after November 15, 2007. We have not yet completed our evaluation of the effects of this standard.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
     The following table summarizes reasons for the changes in the second quarter of 2007 compared to the second quarter of 2006 for net sales, cost of sales, and gross profit.

	Chemical-	Recycled-
(In millions)	Based	Based (a)	Total
Net Sales
Sales volumes	$(3.9)	$(22.6)	$(26.5)
Net selling prices	12.4	0.7	13.1
Foreign currency translation	—	1.9	1.9

Increase (decrease) in net sales	8.5	(20.0)	(11.5)

Cost of Sales
Volume effect	(3.1)	(20.7)	(23.8)
Raw material unit costs	9.6	0.8	10.4
Plant added unit costs	2.2	0.7	2.9
Foreign currency translation	—	1.4	1.4

Increase (decrease) in cost of sales	8.7	(17.8)	(9.1)

Decrease in gross profit	$(0.2)	$(2.2)	$(2.4)

(a)	This includes the results for our European recycled-based fibers business that was sold in July 2007. For additional information, see Note 14 to the Condensed Consolidated Financial Statements.
     The decrease in volumes in the recycled-based segment is due to our strategic decision to close 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006 and a decline in demand for engineering resins attributable to a slow down in the U.S. auto industry.
     Net selling prices in both the chemical-based and recycled based segments increased in response to higher raw material costs.

     Cost of sales in the chemical-based segment increased due to higher raw material unit costs, resulting from higher purchase prices for chemical-based raw materials in the second quarter of 2007. Cost of sales in the recycled-based segment decreased due to lower volumes attributable to our decision to close 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006.
     As a result of the foregoing, gross profit decreased $2.4 million to $11.5 million in the 2007 period from $13.9 million in the 2006 period.
     Selling, general and administrative expenses decreased $0.9 million to $12.1 million, or 3.6% of net sales, in the 2007 period compared to $13.0 million, or 3.8% of net sales, in the 2006 period, primarily as a result of our cost reduction efforts.
     We incurred restructuring charges of $0.2 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively, related to our corporate reorganization and cost reduction programs. For additional information, see Note 5 to the Condensed Consolidated Financial Statements.
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	Three Months
	Ended June 30,
(In millions)	2007	2006
Hurricane Katrina (proceeds) costs, net	$(6.1)	$1.4
Johnsonville fibers closure costs, net	(1.1)	—
Gain on sale of assets	(1.4)	—

Costs relating to anti-dumping activities, net	0.1	(0.3)

	$(8.5)	$1.1

     The income in the three months ended June 30, 2007 is due primarily to the receipt of insurance proceeds of $6.0 million attributable to hurricane Katrina, $1.1 million of income from the reduction of accruals associated with our Johnsonville fibers closure, resulting primarily from our ability to sell some of the equipment and remaining inventory at prices greater than originally expected, and a net gain of $1.4 million from the sale of the fiber assets at our Pearl River facility. Expense for the prior year included $1.4 million of costs related to hurricane Katrina. For additional information on our Johnsonville fibers closure costs and hurricane Katrina costs, see Notes 4 and 8, respectively, to our Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported operating income of $7.5 million in the 2007 period compared to an operating loss of $1.3 million in the 2006 period.
     Interest expense, net was $15.3 million in the 2007 period compared to $14.0 million in the 2006 period. This increase was primarily due to higher debt balances.
     Our effective tax rate for the three months ending June 30, 2007 on the loss from continuing operations was less than 1.0% compared to 28.8% on the net loss from continuing operations for the three months ended June 30, 2006. Our tax rate changed due to our inability to provide a tax benefit for federal net operating losses originating in 2007.
     As a result of the foregoing, we reported a net loss from continuing operations of $7.8 million, or $0.36 per diluted share, for the three months ended June 30, 2007, compared to a net loss from continuing operations of $10.9 million, or $0.46 per diluted share, for the three months ended June 30, 2006.

     During the fourth quarter of 2006, after a review of our strategic alternatives, we made a decision to dispose of our European PET resins business, which we sold on May 31, 2007. The net loss on sale, which included an impairment loss of $19.1 million ($18.5 million after tax) recorded in 2006 to reduce the value of these asset to their fair value less expected costs of disposal, was $29.1 million. For the three months ended June 30, 2007, the loss from discontinued operations, net of tax, was $3.6 million, or $0.11 per diluted share, compared to a loss from discontinued operations, net of tax, of $0.8 million, or $0.02 per diluted share, for the three months ended June 30, 2006. For additional information, including a breakdown of the results for discontinued operations, see Note 6 to the Condensed Consolidated Financial Statements.
     On June 27, 2007, the conversion price for the Warburg Pincus preferred stock was set at $6.75. Accretion is the sum of (i) the greater of the stated increase in the liquidation preference or the fair market value of increase of the liquidation preference and (ii) the amortization of the reduction in book value of the preferred stock that resulted from the issuance of warrants. This amount was $3.8 million and $3.6 million for the three months ended June 30, 2007 and 2006, respectively.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $15.2 million, or $0.47 per diluted share, for the 2007 period, compared to a net loss attributable to common stockholders of $15.3 million, or $0.48 per diluted share, for the 2006 period.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
     The following table summarizes reasons for the changes in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 for net sales, cost of sales, and gross profit.

	Chemical-	Recycled-
(In millions)	Based	Based (a)	Total
Net Sales
Sales volumes	$41.4	$(41.6)	$(0.2)
Net selling prices	11.0	1.5	12.5
Foreign currency translation	—	4.7	4.7

Increase (decrease) in net sales	52.4	(35.4)	17.0

Cost of Sales
Volume effect	36.5	(38.1)	(1.6)
Raw material unit costs	16.5	1.7	18.2
Plant added unit costs	1.4	0.4	1.8
Foreign currency translation	—	4.5	4.5

Increase (decrease) in cost of sales	54.4	(31.5)	22.9

Decrease in gross profit	$(2.0)	$(3.9)	$(5.9)

(a)	This includes the results for our European recycled-based fibers business that was sold in July 2007. For additional information, see Note 14 to the Condensed Consolidated Financial Statements.
     The increase in sales volumes in the chemical-based segment occurred due to an increase in our PET resin capacity, resulting from the successful completion of our Pearl River facility expansion in 2006, which we were able to sell due to increased demand in the PET resins market, an improved trade balance, and delays in expansions by our competitors. The decrease in volumes in the recycled-based segment is due to our strategic decision to close 160 million pounds of polyester staple fiber capacity at our Johnsonville, South

Carolina facility in the fourth quarter of 2006 and a decline in demand for engineering resins attributable to a slow down in the U.S. auto industry.
     Cost of sales increased due to higher volumes and raw material unit costs in our chemical-based segment in the first half of 2007. This was partially offset by lower costs in the recycled-based segment due to lower volumes.
     As a result of the foregoing, gross profit decreased $5.9 million to $17.4 million in the 2007 period from $23.3 million in the 2006 period.
     Selling, general and administrative expenses decreased $1.1 million to $25.8 million, or 3.7% of net sales, in the 2007 period compared to $26.9 million, or 4.0% of net sales, in the 2006 period, primarily as a result of our cost reduction efforts.
     We incurred restructuring charges of $3.1 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively, related to our corporate reorganization and cost reduction programs. For additional information, see Note 5 to the Condensed Consolidated Financial Statements.
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	Six Months
	Ended June 30,
(In millions)	2007	2006
Hurricane Katrina (proceeds) costs, net	$(5.9)	$7.1
Johnsonville fibers closure costs, net (See Note 4)	(2.1)	—
Legal and settlement costs	(1.9)	—
Gain on sale of assets	(1.4)	—
Costs relating to anti-dumping activities, net	0.1	0.1

	$(11.2)	$7.2

     The income in the six months ended June 30, 2007 is due primarily to the receipt of insurance proceeds of $6.0 million in the second quarter of 2007 attributable to hurricane Katrina, $2.1 million of income from the reduction of accruals associated with our Johnsonville fibers closure resulting primarily from our ability to sell some of the equipment and remaining inventory at prices greater than originally expected, $1.9 million from the reduction in our accrual for legal and settlement costs, and a net gain of $1.4 million from the sale of the fiber assets at our Pearl River facility. For additional information on our Johnsonville fibers closure costs and our legal and settlement costs, see Notes 4 and 8, respectively, to our Condensed Consolidated Financial Statements. Expense for the prior year included $7.1 million of costs related to hurricane Katrina. For additional information on hurricane Katrina, see Note 8 to the Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported an operating loss of $0.6 million in the 2007 period compared to an operating loss of $12.4 million in the 2006 period.
     Interest expense, net was $30.5 million in the 2007 period compared to $26.6 million in the 2006 period. This increase was primarily due to higher debt balances and higher interest rates.
     Our effective tax rate for the six months ending June 30, 2007 on the loss from continuing operations was less than 1.0% compared to 32.3% on the net loss from continuing operations for the six months ended June 30, 2006. Our tax rate changed due to our inability to provide a tax benefit for federal net operating losses originating in 2007.

     As a result of the foregoing, we reported a net loss from continuing operations of $31.2 million, or $1.20 per diluted share, for the six months ended June 30, 2007, compared to a net loss from continuing operations of $26.4 million, or $1.05 per diluted share, for the six months ended June 30, 2006.
     During the fourth quarter of 2006, after a review of our strategic alternatives, we made a decision to dispose of our European PET resins business, which we sold on May 31, 2007. The net loss on sale, which included an impairment loss of $19.1 million ($18.5 million after tax) recorded in 2006 to reduce the value of these asset to their fair value less expected costs of disposal, was $29.1 million. For the six months ended June 30, 2007, the loss from discontinued operations, net of tax, was $4.5 million, or $0.14 per diluted share, compared to a loss from discontinued operations, net of tax, of $1.3 million, or $0.04 per diluted share, for the six months ended June 30, 2006. For additional information, including a breakdown of the results for discontinued operations, see Note 6 to the Condensed Consolidated Financial Statements.
     On June 27, 2007, the conversion price for the Warburg Pincus preferred stock was set at $6.75. Accretion is the sum of (i) the greater of the stated increase in the liquidation preference or the fair market value of increase of the liquidation preference and (ii) the amortization of the reduction in book value of the preferred stock that resulted from the issuance of warrants. This amount was $7.5 million and $7.0 million for the six months ended June 30, 2007 and 2006, respectively.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $43.2 million, or $1.34 per diluted share, for the 2007 period, compared to a net loss attributable to common stockholders of $34.7 million, or $1.09 per diluted share, for the 2006 period.
OUTLOOK
     The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements; Risks and Uncertainties” below.
     In the first quarter of 2007, we made a strategic decision to focus on our U.S. chemical-based PET resin and polyester staple fiber business. We changed our management organization and internal financial reporting structure to reflect and support our new strategy. We have moved from a divisional organization to a functional one, which is allowing us to better utilize our human resources, focus on our end markets, reduce operating and logistical costs and improve efficiencies at our manufacturing facilities. In 2007, we expect to reduce costs by $4 to $6 million from 2006 levels due to changes in our organization in support of this new strategy, excluding any changes in our European operations. As part of this strategy, we sold our European businesses and have begun exploring strategic alternatives for our Engineering Resins business.
     As a result of the Johnsonville fibers closure in the fourth quarter of 2006, we expect our fiber sales volume to be lower in 2007 than in 2006. In addition, we expect that imports of polyester staple fiber, apparel and downstream textiles will continue to negatively impact our polyester staple fiber sales.
     Our operating results are primarily determined by our sales volume and raw material margin, which is impacted by competitive issues, including the differential in raw material costs between the U.S. and Asia, the NAFTA net trade balance and industry capacity utilization. We expect that polyester raw material costs in the U.S. in the second half of 2007 will be less volatile than in the second half of 2006. However, supplies of paraxylene (PX), the precursor of purified teraphthalic acid (PTA), are expected to remain tight in the second half of 2007 and any supply disruptions could result in unexpected cost increases. Any unanticipated changes in the price of our raw materials could have a significant effect on our profitability.

     Purified isophthalic acid (PIA) is an additive which is necessary to produce PET resin because it lowers the melting point and the crystallization rate of PET resin. Flint Hills Resources LP (“Flint Hills”), the largest U.S. supplier of PIA, has not been able to obtain an adequate supply of meta-xylene, the raw material for PIA production, and, in March 2007, declared force majeure, putting its PIA customers on allocation. Due to continued problems with meta-xylene production, the Flint Hills force majeure on PIA has been extended through October. Flint Hills is expected to obtain sufficient meta-xylene by November to resume full PIA production. To date, our PET resin production has not been limited due to a lack of PIA supply, and we expect that we will continue to have an adequate supply of PIA at competitive prices.
     PTA is the primary raw material used to produce PET resin and polyester fiber. Acetic acid is used in the production of PTA. Celanese declared force majeure on acetic acid in May 2007. As a result, Petrocel, a Mexican PTA producer, has declared force majeure on PTA due to the lack of acetic acid. At this time, the duration of the force majeures on acetic acid and PTA, as well as the allocations, are not known. We have an adequate supply of PTA, since BP Amoco, our sole supplier of PTA, has captive acetic acid supply.
     We expect our PET resin volumes in the second half of 2007 to be lower than in the first half of 2007 due to seasonality and because during the first quarter of 2007 we sold product out of inventory built during the fourth quarter of 2006. We do not expect the PIA and PTA supply issues to have a negative impact on our production during the second half of 2007. However, the shortages of PIA and PTA may result in lower levels of polyester fiber and/or PET resin production in the industry.
     Recent announcements of significant PET resin capacity additions may adversely impact PET resin margins in future periods.
     In the second half of 2007, we expect to receive additional insurance proceeds relating to costs and lost profits resulting from hurricane Katrina, an IRS tax refund in the amount of $2.7 million, and a payment related to the continued Dumping and Subsidy Offset Act of 2000 (the “CDO”), which is expected to be lower than the amount received in 2006. These receipts will be used to pay down debt.
CAPITAL RESOURCES AND LIQUIDITY
     Net cash used in operations was $0.3 million for the six months ended June 30, 2007, compared to net cash used in operations of $56.9 million for the six months ended June 30, 2006. This cash usage in 2007 is due primarily an increase in working capital of $12.5 million. The significant use of cash of $56.9 million for the six months ended June 30, 2006, is attributable to the resumption of production at our Pearl River facility following hurricane Katrina.
     Net cash used in investing activities amounted to $6.1 million in the 2007 period compared to $21.0 million in the 2006 period, consisting entirely of capital expenditures. The decrease in the 2007 period is due to our completion of the expansion of our PET resin capacity at our Pearl River facility in 2006.
     Net cash provided by financing activities amounted to $19.1 million in the 2007 period compared to $84.3 million in the 2006 period.
     We have a $225 million U.S. Revolving Credit Facility that we use to manage our daily cash flows. At June 30, 2007 we had aggregate borrowings of $150.8 million and outstanding letters of credit of $6.4 million under this facility, which resulted in aggregate availability of approximately $61 million. At June 30, 2007, we also had $22 million available under our European Revolving Credit Facility. In July 2007, we sold our European fibers operations and used the net proceeds to reduce the outstanding balance of our U.S. Revolving Credit Facility. If the sale had occurred on June 30, 2007, our availability at that date would have been approximately $95 million (taking into consideration the net effect of the net proceeds and the termination of our European Revolving Credit Facility). Because our Consolidated

Fixed Charge Ratio as defined in our U.S. Revolving Credit Facility was less than 1.0:1.0 for the quarter ended June 30, 2007, we will not be permitted to have Availability as defined in our U.S. Revolving Credit Facility below $45 million for more than eight consecutive days during the third quarter of 2007. Availability as defined under our U.S. Revolving Credit Facility has never dropped below $45.0 million.
     Our U.S. Revolving Credit Facility uses EBITDA, as defined as the numerator in the determination of our Consolidated Fixed Charge Coverage Ratio (as defined in our U.S. Revolving Credit Facility). In addition, our First and Second Lien Term Loans use EBITDA, as defined, in covenants that limit our ability to incur more than $35 million in additional debt, to pay dividends to our investors, and to make other types of restricted payments, such as investments.
     We have provided the non-GAAP measure of EBITDA, as defined because our major debt agreements use this measurement as a key component which affects our liquidity, our ability to incur additional indebtedness, make investments, and make certain restricted payments, such as dividends. It is also an important measurement tool for (1) financial institutions that provide us with capital; (2) investors; and (3) our Board and management. In each instance, we use EBITDA, as defined, because it excludes items that are not expected to impact the long-term cash flow of the business and are not an indication of our ongoing operating performance. In addition, EBITDA, as defined, is a measure frequently used to value an enterprise and to enable investors to analyze the efficiency of our operations and to compare and/or rank us with other companies with differing capital structures. We also believe it assists investors in analyzing our future ability to pay dividends, which is a key component in many investment decisions. Our Board, CEO (our chief operating decision maker), and senior management use EBITDA, as defined, to evaluate the operating performance of our segments and determine incentive compensation for employees throughout the organization.
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
     Our Debt Agreements contain financial and restrictive covenants. The terms of our U.S. Revolving Credit Facility require that we maintain Availability (as defined in our U.S. Revolving Credit Facility) of at least $45.0 million or maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0. As of June 30, 2007, our Fixed Charge Coverage Ratio under our U.S. Revolving Credit Facility was 0.61 to 1.0. The Fixed Charge Coverage Ratio, as defined under our U.S. Revolving Credit Facility, is the sum of the prior four quarters’ earnings (loss) from continuing operations before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are other restrictions in our U.S. Revolving Credit Facility which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash.
     Our major Debt Agreements limit our common stock dividend to no more than $0.09 per share in each quarter. Our First and Second Lien Term Loans (the “Term Loans”) limit Restricted Payments (as defined in the Term Loans) to $15.0 million over the life of the financings when the Fixed Charge Coverage Ratio (as defined in the Term Loans) is below 3 to 1. Restricted Payments include dividend payments, stock redemption payments, principal payments of subordinated debt prior to its maturity and certain investments. The Fixed Charge Coverage Ratio (as defined in the Term Loans) is the sum of the prior four quarters’ earnings (loss) from continuing operations before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by interest expense exclusive of any amortization or discounts related to the February 2004 Financing. As of June 30, 2007, our Fixed Charge Coverage Ratio under the Term Loans was 0.81 to 1.0, and we have used $12.2 million of the $15.0 million limitation on Restricted Payments. We are in compliance with all debt covenants.
     Our Fixed Charge Coverage Ratio as defined in our U.S. Revolving Credit Facility is calculated as follows:

	For the Quarter Ended
	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,
(In Millions)	2006	2006	2007	2007	Total
Fixed Charges
Cash interest expense	$14.8	$14.8	$14.7	$14.5	$58.8
Capital expenditures	4.6	4.3	2.5	3.6	15.0
Cash payment of taxes	0.3	(0.6)	0.4	0.2	0.3
Dividend payments	0.6	0.7	0.7	0.6	2.6

Total Fixed Charges	$20.3	$19.2	$18.3	$18.9	$76.7

EBITDA, as defined
Loss from continuing operations	$(35.5)	$(21.8)	$(23.4)	$(7.8)	$(88.5)
Income tax expense (benefit)	(20.8)	(3.3)	0.1	—	(24.0)
Interest expense, net	15.9	15.5	15.2	15.3	61.9
Depreciation and amortization	17.1	16.3	17.0	17.3	67.7
Permitted Adjustments (a)	37.6	2.9	(2.6)	(8.2)	29.7

EBITDA, as defined	$14.3	$9.6	$6.3	$16.6	$46.8

Consolidated Fixed Charge Coverage Ratio					0.61

(a)	Permitted Adjustments are adjustments specified in our Debt Agreements which are used in the calculation of EBITDA, as defined. The following table details Permitted Adjustments for the periods indicated:

	For the Quarter Ended
	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,
(In Millions)	2006	2006	2007	2007	Total
Goodwill impairment	$—	$33.4	$—	$—	$33.4
Pension actuarial gain	—	(22.2)	—	—	(22.2)
Hurricane Katrina (proceeds) costs, net	0.9	(6.6)	0.2	(6.1)	(11.6)
Johnsonville fibers disposal costs, net	34.1	(2.4)	(1.0)	(1.1)	29.6
Legal and settlement costs	—	—	(1.9)	—	(1.9)
Gain on sale of assets	—	—	—	(1.4)	(1.4)
Other	2.6	0.7	0.1	0.4	3.8

Total Permitted Adjustments	$37.6	$2.9	$(2.6)	$(8.2)	$29.7

     We have debt maturing in 2009 that would normally be refinanced in 2008. As a result of recent credit problems in the sub-prime lending market, current corporate credit spreads have increased, and it has become increasingly difficult to obtain financing. If the corporate debt markets do not improve, then it may be difficult for us to refinance our debt with terms and conditions that are comparable to our current debt.
     We are rated by Moody’s Investors Service (Moody’s) and Standard & Poor’s Ratings Services (“S&P”). Our current corporate ratings by Moody’s and S&P are B3 and B-, respectively, both with negative outlooks. Each agency has additional ratings and other information relating to specific debt instruments and our financial condition.

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
ITEM 4. CONTROLS AND PROCEDURES
(a)	Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a—14(c) and 15d — 14(c) promulgated under the Securities Exchange Act of 1934, were effective on that date.

(b)	Based upon an evaluation of whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is reasonably likely to materially affect, such internal control occurred during the period covered by this Report, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that no such change occurred.

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
     In addition to the cases discussed above, indirect purchasers of polyester staple fiber products filed 41 purported class actions alleging violations of federal antitrust laws, state antirust or unfair competition laws and certain state consumer protection acts in one federal court and various state courts. Each lawsuit alleged a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. These cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina South Dakota, Tennessee, West Virginia and Wisconsin and sought damages of unspecified amounts, attorneys’ fees and costs and other, unspecified relief. All of these cases have been settled, and the respective courts have approved the settlements. Except for the California settlement, these settlements are now final and the Company has been dismissed from all but two of the settled cases. Of the final two, one is expected to be dismissed on the Company’s motion for summary judgment while the other is awaiting execution by the court of a stipulated dismissal order. In California, the court has approved the settlement agreement. We expect that the court will enter the final approval order after it receives further documentation regarding an issue that has no impact on the Company.
     We vehemently deny that we or our employees engaged in price fixing or customer allocation.
     We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe the ultimate disposition of this litigation will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our Annual Meeting of Stockholders was held on May 15, 2007.

(b)	See (c) 1. below for the names of each director elected at the meeting.

(c)	At the Annual Meeting of Stockholders, the stockholders voted on the following matters:

1.	The votes for election of six directors by stockholders of common stock to serve for a term of one year, expiring at the 2008 Annual Meeting of Stockholders, or until their successors are elected and qualified were as follows:

Name	For	Against/Withheld
Thomas M. Duff	28,621,005	1,658,499
James B. Baker	28,500,374	1,779,130
Richard F. Heitmiller	28,446,315	1,833,189
David J. McKittrick	28,859,133	1,420,371
James E. Rogers	28,548,230	1,731,274
Roger A. Vandenberg	28,501,647	1,777,857
As a result, all of the above nominees were elected to the Board. (*)

2.	The vote for election of one director by stockholders of Preferred Stock to serve for a term of one year, expiring at the 2008 Annual Meeting of Stockholders, or until his successor is elected and qualified was as follows:

Name	For	Against/Withheld
Kevin Kruse	11,202,143	0
3.	The combined vote for the proposal to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors to examine our consolidated financial statements for the fiscal year ending December 31, 2007: 45,418,001 votes cast for, 171,259 votes cast against, and 57,988 abstentions. As a result, the Board’s selection of Ernst & Young LLP was approved. (*)

4.	The combined vote for the adoption of the Wellman, Inc. Equity Incentive Plan effective June 1, 2007: 32,459,691 votes cast for, 1,319,919 votes cast against, and 112,536 abstentions. As a result, the Wellman, Inc. Equity Incentive Plan, effective June 1, 2007, was adopted.

(*)	No other proposals were made from those present at the Annual Stockholders Meeting, including the stockholder proposal to auction Wellman, Inc., for which proxies were solicited.

(*)	Under the rules of the New York Stock Exchange, brokers holding shares in street name have the authority to vote certain matters when they have not received instructions from the beneficial owners. Brokers that did not receive such instructions were entitled to vote on each of the above proposals. As a result, broker non-votes had no effect on the outcome of these proposals.

(d)	Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits.
4(a)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt, which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.2	Wellman, Inc. Fourth Amended and Restated Management Incentive Compensation Plan for the Executive Group

10.12	Employment Agreement dated as of August 8, 2007 between the Company and Steven L. Ates

10.13	Employment Agreement dated as of August 8, 2007 between the Company and Ian K. Shaw.

10.14	Employment Agreement dated as of August 8, 2007 between the Company and David R. Styka.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.

Dated August 9, 2007	By /s/ Keith R. Phillips
Chief Financial Officer and
Vice President
(Principal Financial Officer)

Dated August 9, 2007	By /s/ David R. Styka
Chief Accounting Officer,
Vice President and Controller
(Principal Accounting Officer)