Form 10-Q
period 2007-09-30
WELLMAN INC
filed 2007-11-09
CIK 812708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, there were 32,874,382 shares of the registrant’s Class A common stock, $0.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
INDEX

Page No.
PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements (Unaudited, except where noted)
Condensed Consolidated Statements of Operations — For the three and nine months ended September 30, 2007 and 2006	3
Condensed Consolidated Balance Sheets — September 30, 2007 and December 31, 2006 (Audited)	4
Condensed Consolidated Statements of Stockholders ‘ Equity — For the nine months ended September 30, 2007 and the year ended December 31, 2006 (Audited)	5
Condensed Consolidated Statements of Cash Flows — For the nine months ended September 30, 2007 and 2006	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3 — Quantitative and Qualitative Disclosure of Market Risk	30
ITEM 4 — Controls and Procedures	30
PART II — OTHER INFORMATION
ITEM 1 — Legal Proceedings	31
ITEM 1A — Risk Factors	31
ITEM 6 — Exhibits and Reports on Form 8-K	32
SIGNATURES	33
EX-10.2 Wellman, Inc. Fifth Amended and Restated Management Incentive Compensation Plan
EX-18 Preferability Letter from Ernst & Young LLP regarding a change in accounting method
EX-31.1 Certification of the Chief Executive Officer pursuant to Section 302
EX-31.2 Certification of the Chief Financial Officer pursuant to Section 302
EX-32.1 Certification of the Chief Executive Officer pursuant to Section 906
EX-32.2 Certification of the Chief Financial Officer pursuant to Section 906

ITEM 1. FINANCIAL STATEMENTS
WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net sales	$270.8	$307.6	$889.9	$919.2
Cost of sales	271.2	297.6	878.5	888.7

Gross profit	(0.4)	10.0	11.4	30.5
Selling, general and administrative expenses	10.9	12.3	32.5	35.5
Restructuring charges	—	—	3.1	—
Provision for uncollectible accounts	0.2	—	0.5	0.1
Other (income) expense, net	(1.6)	35.2	(12.8)	42.4

Operating loss	(9.9)	(37.5)	(11.9)	(47.5)
Interest expense, net	16.0	15.7	46.3	41.9

Loss from continuing operations before income taxes	(25.9)	(53.2)	(58.2)	(89.4)
Income tax benefit	(3.6)	(18.9)	(3.6)	(31.3)

Loss from continuing operations	(22.3)	(34.3)	(54.6)	(58.1)
Earnings (loss) from discontinued operations, net of income taxes (benefit)	4.3	(1.3)	0.9	(5.2)

Net loss	$(18.0)	$(35.6)	$(53.7)	$(63.3)

Net loss attributable to common stockholders:
Net loss	$(18.0)	$(35.6)	$(53.7)	$(63.3)
Accretion	(4.0)	(3.6)	(11.5)	(10.6)

Net loss attributable to common stockholders	$(22.0)	$(39.2)	$(65.2)	$(73.9)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders from continuing operations	$(0.81)	$(1.19)	$(2.05)	$(2.15)
Net earnings (loss) attributable to common stockholders from discontinued operations	0.13	(0.04)	0.03	(0.17)

Net loss attributable to common stockholders	$(0.68)	$(1.23)	$(2.02)	$(2.32)

Dividends per common share	$0.02	$0.02	$0.06	$0.12

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$2.3	$—
Accounts receivable, less allowance of $2.3 in 2007 and $2.2 in 2006	150.3	161.4
Inventories	94.0	114.3
Prepaid expenses and other current assets	34.3	34.6
Current assets held for sale	—	59.6

Total current assets	280.9	369.9
Property, plant and equipment, at cost:
Land, buildings and improvements	90.3	83.8
Machinery and equipment	956.4	949.8
Construction in progress	8.1	8.7

	1,054.8	1,042.3
Less accumulated depreciation	521.8	485.1

Property, plant and equipment, net	533.0	557.2
Other assets and deferred income taxes, net	21.1	33.8
Non-current assets held for sale	—	32.4

	$835.0	$993.3

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$61.0	$80.9
Accrued liabilities	21.9	33.5
Current portion of long-term debt	—	0.3
Current liabilities associated with assets held for sale	—	30.3

Total current liabilities	82.9	145.0
Long-term debt	578.3	577.0
Deferred income taxes and other liabilities	51.4	51.2
Non-current liabilities associated with assets held for sale	—	13.0

Total liabilities	712.6	786.2

Stockholders’ equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	72.1	67.5
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	107.3	100.4
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 35,374,382 shares issued in 2007 and 35,202,944 in 2006	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized, no shares issued	—	—
Paid-in capital	248.2	248.3
Common stock warrants	4.9	4.9
Accumulated other comprehensive income (loss)	(0.6)	28.4
Accumulated deficit	(260.0)	(192.9)
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ equity	122.4	207.1

	$835.0	$993.3

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A		Series B		Class A				Accumulated
	Preferred		Preferred		Common			Common	Other
	Stock Issued		Stock Issued		Stock Issued		Paid-In	Stock	Comprehensive	Accumulated	Treasury
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income (Loss)	(Deficit)	Stock	Total
Balance at December 31, 2005	4.5	$61.7	6.7	$91.8	34.9	$—	$247.2	$4.9	$22.2	$(61.5)	$(49.5)	$316.8
Net loss										(112.4)		(112.4)
Currency translation adjustments									6.5			6.5
Fair value of derivatives									(0.3)			(0.3)

Total comprehensive loss												(106.2)
Cash dividends ($0.14 per share)										(4.6)		(4.6)
Accretion		5.8		8.6						(14.4)		—
Issuance of restricted stock, net					0.3	—	1.1					1.1

Balance at December 31, 2006	4.5	67.5	6.7	100.4	35.2	—	248.3	4.9	28.4	(192.9)	(49.5)	207.1
Net loss										(53.7)		(53.7)
Fair value of derivatives									(1.7)			(1.7)
Currency translation adjustments									(27.3)			(27.3)

Total comprehensive loss												(82.7)
Cash dividends ($0.06 per share)										(1.9)		(1.9)
Accretion		4.6		6.9						(11.5)		—
Issuance of restricted stock, net					0.2	—	(0.1)					(0.1)

Balance at September 30, 2007 (unaudited)	4.5	$72.1	6.7	$107.3	35.4	$—	$248.2	$4.9	$(0.6)	$(260.0)	$(49.5)	$122.4

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
(In millions)

	2007	2006
Cash flows from operating activities:
Net loss	$(53.7)	$(63.3)
Adjustments to reconcile net loss to net cash used in operating activities:
(Earnings) loss from discontinued operations, net of tax	(0.9)	5.2
Depreciation	32.3	35.1
Amortization	1.0	1.4
Amortization of acquisition costs of long-term raw material contract	11.8	11.8
Amortization in interest expense, net	3.2	3.3
Deferred income taxes and other	(3.2)	(32.6)
Johnsonville fibers disposal costs, net	(4.1)	34.0
Changes in operating assets and liabilities	0.7	(65.1)

Net cash used in operating activities	(12.9)	(70.2)

Cash flows from investing activities:
Additions to property, plant and equipment	(8.4)	(23.5)

Net cash used in investing activities	(8.4)	(23.5)

Cash flows from financing activities:
Borrowings under long-term debt, net	1.9	100.0
Dividends paid on common stock	(1.9)	(3.9)
Debt issuance and financing costs	—	(2.4)

Net cash provided by financing activities	—	93.7

Discontinued Operations:
Operating activities	(8.1)	(0.2)
Investing activities	33.4	(3.1)
Financing activities	(1.7)	3.3

Net cash provided by discontinued operations	23.6	—

Effect of exchange rate changes on cash and cash equivalents	—	—

Increase (decrease) in cash and cash equivalents	2.3	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$2.3	$—

Supplemental cash flow data:
Cash paid during the period for:
Interest, net	$43.8	$39.4
Income taxes	$0.6	$0.7
See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The Condensed Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2006, adjusted to reflect discontinued operations, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Wellman, Inc.’s annual report on Form 10-K for the year ended December 31, 2006. When used in these Condensed Consolidated Financial Statements, “Wellman,” “we,” “our,” and “us” each refers to Wellman, Inc. and the entities it controls. All material intercompany transactions have been eliminated.
2. ACCOUNTING CHANGES AND RECENTLY ISSUED PRONOUNCEMENTS
Accounting Changes
     In the third quarter of 2007, we changed our method of depreciation for all machinery and equipment that was depreciated using the straight-line method, with depreciation suspended for periods when assets were idled, to the units of production method, with a base depreciation amount when assets are idled. Machinery and equipment located at our Pearl River facility have been and continue to be depreciated using the units of production method. We believe that the units of production method is preferable, since it best matches the consumption of the assets (i.e., depreciation) with the expected benefit derived from the assets. Since this is a change in accounting estimate affected by a change in accounting principle, prior periods were not restated. As a result of this change, our Loss from continuing operations and Net loss for the three months ended September 30, 2007, decreased by $1.6 million, or $0.05 per diluted share. Had this change been made in the first quarter of 2007, our Loss from continuing operations and Net loss would have decreased by $2.2 million, or $0.07 per diluted share, for the nine months ended September 30, 2007.
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. A tax position that meets the recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The unrecognized tax benefit is defined as the difference between positions taken in the tax return and the recognized benefit in the financial statements. The effect of adoption was reported as a change in accounting principle. There was no effect on our accumulated deficit at January 1, 2007. We recorded a reduction of approximately $1.8 million in unrecognized tax benefits and an increase in our valuation allowance of approximately $1.8 million. As of

January 1, 2007, after adopting FIN 48, we had uncertain tax liabilities of approximately $24.0 million which have been considered in determining the future utilization of tax carry-forwards. We recorded approximately $24.0 million to reflect the benefit of net operating losses and other tax carry-forwards and a corresponding $24.0 million of uncertain tax liabilities. If the tax positions that give rise to these uncertain tax liabilities were favorably resolved, then in our current situation, we would not record any tax benefit in our Statement of Operations unless we received a cash refund because of the corresponding reduction in our valuation allowance. There are an additional $2.0 million of uncertain tax benefits, which, if favorably resolved, would result in a tax benefit in our Statement of Operations. Our policy is to reflect any required interest expense and penalties under FIN 48 as a component of tax expense, and we had $0.3 million accrued for these liabilities at September 30, 2007. Our federal net operating loss carry-forward commenced in 1999 and may be adjusted until it is utilized. Our major state and certain foreign jurisdictions have the potential for adjustments for periods after 2001.
     In February 2007, we elected to participate in the Internal Revenue Service’s FIN 48 Initiative to expedite resolution of an uncertain tax position regarding our repatriation of foreign earnings. In September 2007, our settlement with the Internal Revenue Service was finalized after approval by the Joint Committee on Taxation, resulting in a tax benefit of $3.1 million, including interest. The effect is recorded in our Condensed Consolidated Statements of Operations as a discrete tax item benefit. The refund was received in October 2007. Our net deferred tax position remains unchanged as a result of the settlement; Other assets and deferred income taxes, net both decreased by approximately $20 million.
New Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No.157 on our financial condition and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure certain financial instruments and other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. This Statement will be effective for fiscal years beginning after November 15, 2007. Any adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative effect adjustment to our accumulated deficit as of the date of initial adoption. We are currently evaluating the impact of the adoption of SFAS No. 159 on our financial condition and results of operations.
3. INVENTORIES
     Inventories consisted of the following:

	September 30,	December 31,
(In millions)	2007	2006
Raw materials	$35.8	$40.7
Finished and semi-finished goods	54.5	70.7
Supplies	3.7	2.9

	$94.0	$114.3

4. JOHNSONVILLE FIBERS CLOSURE
     During the third quarter of 2006, we announced a plan to close our Johnsonville fibers operation. In the fourth quarter of 2006, we closed 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility and consolidated all of our U.S. polyester staple fiber production into our Palmetto facility, located in Darlington, South Carolina. In the second and third quarters of 2007, certain other assets located at our Johnsonville facility were sold.
     During the year ended December 31, 2006, we recorded total charges related to the Johnsonville fibers closure of $33.3 million, approximately $29 million of which had no cash impact. In the first nine months of 2007, we reduced our accruals associated with the Johnsonville fibers closure and recorded income of approximately $3.1 million, resulting primarily from our ability to sell some of the equipment and remaining inventory at prices greater than originally expected.
     Included in the total charges of $33.3 million was an employee restructuring charge of $4.1 million, which related primarily to termination notifications given to approximately 360 union hourly and salaried positions on September 26, 2006. The following represents changes to the employee restructuring charges since the plan was adopted:

Employee
Restructuring
(In millions)	Charges
Accruals during the third quarter of 2006	$4.1
Payments during 2006	(1.6)
Adjustments to accrual in fourth quarter of 2006	(0.2)

Remaining accrual at December 31, 2006	2.3
Payments in first quarter of 2007	(1.9)

Remaining accrual at March 31, 2007	0.4
Payments in second quarter of 2007	(0.2)

Remaining accrual at June 30, 2007	0.2
Payments in third quarter of 2007	(0.1)
Adjustments to accrual in third quarter of 2007	(0.1)

Remaining accrual at September 30, 2007	$0.0

5. RESTRUCTURING CHARGES
     During the first quarter of 2007, we restructured our organization to improve our ability to deliver high-quality, value added products to our customers and to operate with a more efficient cost structure. By combining our chemical-based operations into one segment, we were able to eliminate duplicate costs. As part of this reorganization, our chemical-based segment recorded a severance accrual of $2.9 million, which was reflected in Operating loss in our Condensed Consolidated Statements of Operations during the first quarter of 2007. The following represents changes to this accrual since the plan was adopted:

Severance
(In millions)	Accrual
Accruals recorded in first quarter of 2007	$2.9
Payments in first quarter 2007	(1.5)

Accrual balance at March 31, 2007	1.4
Payments in second quarter of 2007	(1.2)

Remaining accrual at June 30, 2007	0.2
Payments in third quarter of 2007	(0.1)

Remaining accrual at September 30, 2007	$0.1

     The remaining accrual of $0.1 million is expected to be paid out during the remainder of 2007.
6. DISCONTINUED OPERATIONS
     On July 26, 2007, we disposed of our European recycled-based fibers business (“WIL”). These assets, which were previously included in our recycled-based segment, met the criteria for, and were classified as “held for sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” We received net proceeds of approximately $38 million for the sale of WIL to an affiliate of AURELIUS AG. We recognized a $2.6 million net gain on the sale, which was included in discontinued operations in our Condensed Consolidated Statements of Operations.
     In the fourth quarter of 2006, we made a decision to dispose of our European PET resins business. These assets, which were previously included in our chemical-based segment, met the criteria for, and were classified as “held for sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” An impairment loss of $19.1 million and an expected net loss on disposal of $7.1 million were recorded in the fourth quarter of 2006, which resulted in an after tax loss of $25.6 million. On May 31, 2007, we sold our European PET resins business and an additional net loss of $1.5 million was recorded in the nine months ended September 30, 2007. The $27.1 million total net loss attributable to the sale was included in discontinued operations in our Condensed Consolidated Statements of Operations.
     During the third quarter of 2007, we have provided tax expense for the earnings of our foreign subsidiaries, which is offset by the recognition of a tax benefit for federal net operating losses. Foreign earnings were previously considered to be permanently reinvested outside the United States.

     After the 2007 reclassification for discontinued operations, total assets held for sale at December 31, 2006, were as follows:

WIL	$92.0
European PET resins business	—

$92.0

     Assets held for sale at December 31, 2006, were comprised of the following:

Accounts receivable, net	$29.3
Inventories	29.3
Prepaid expenses and other current assets	1.0

Total current assets held for sale	59.6

Property, plant and equipment, net	32.2
Other assets and deferred income taxes, net	0.2

Total non-current assets held for sale	32.4

Total assets held for sale	$92.0

     After the 2007 reclassification for discontinued operations, liabilities associated with assets held for sale at December 31, 2006, were as follows:

WIL	$32.6
European PET resins business	10.7

$43.3

     Liabilities associated with assets held for sale at December 31, 2006, were comprised of the following:

Accounts payable	$14.3
Accrued liabilities	16.0

Total current liabilities associated with assets held for sale	30.3

Long-term debt	2.4
Deferred income taxes and other liabilities	10.6

Total non-current liabilities associated with assets held for sale	13.0

Total liabilities associated with assets held for sale	$43.3

     Results for discontinued operations for the three months ended September 30, 2007 and 2006, respectively, consisted of the following:

			European PET
	WIL		Resins
(In millions)	2007	2006	2007	2006
Net sales	$7.3	$28.7	$—	$25.9

Loss from discontinued operations before income tax benefit	$(0.4)	$(3.1)	$—	$(1.1)
Income tax benefit	—	(1.9)	—	(1.0)

Loss from discontinued operations, net	(0.4)	(1.2)	—	(0.1)

Gain on disposal of business	3.1	—	2.1	—
Income tax expense	0.5	—	—	—

Gain on disposal of business, net	2.6	—	2.1	—

Earnings (loss) from discontinued operations, net	$2.2	$(1.2)	$2.1	$(0.1)

     Results for discontinued operations for the nine months ended September 30, 2007 and 2006, respectively, consisted of the following:

			European PET
	WIL		Resins
(In millions)	2007	2006	2007	2006
Net sales	$76.4	$88.3	$33.0	$60.0

Earnings (loss) from discontinued operations before income tax expense (benefit)	$1.0	$(5.9)	$(0.9)	$(3.7)
Income tax expense (benefit)	0.3	(2.1)	—	(2.3)

Earnings (loss) from discontinued operations, net	0.7	(3.8)	(0.9)	(1.4)

Gain (loss) on disposal of business	3.1	—	(1.5)	—
Income tax expense (benefit)	0.5	—	—	—

Gain (loss) on disposal of business, net	2.6	—	(1.5)	—

Earnings (loss) from discontinued operations, net	$3.3	$(3.8)	$(2.4)	$(1.4)

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
8. OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Johnsonville fibers closure costs, net (See Note 4)	$(1.0)	$34.1	$(3.1)	$34.1
Hurricane Katrina (proceeds) costs, net	—	0.9	(5.9)	8.0
Legal and settlement costs	—	—	(1.9)	—
Gain on sale of assets	—	—	(1.4)	—
Costs relating to anti-dumping activities, net	(0.1)	0.2	—	0.3
Other	(0.5)	—	(0.5)	—

	$(1.6)	$35.2	$(12.8)	$42.4

     On August 27, 2005, we shut down our Pearl River facility in Hancock County, Mississippi, in anticipation of hurricane Katrina. The damages caused by the hurricane extended the temporary shutdown of the entire facility. The actual damages included direct damage to the plant site; fixed costs incurred during the shutdown period; incremental freight costs above our normal freight expense due to the disruption in rail service; infrastructure support to maintain an adequate living environment for both our employees and contract workers; inventory spoilage; rail car damage; and monthly lease cost related to rail cars that were damaged and inoperable. The facility re-started production in two phases. One production line, with an annual capacity of 280 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, restarted at the end of November, 2005. As of September 30, 2007, we incurred total costs of $32.1 million. We received $6.0 million of insurance proceeds in the second quarter of 2007 and $6.6 million of proceeds in the fourth quarter of 2006, attributable to hurricane Katrina, resulting in net cash costs of $19.5 million. These proceeds, which were included in net cash used in operating activities in our Consolidated Statement of Cash Flows for the respective periods, were used to pay down debt.
     In addition to the costs listed above, hurricane Katrina also delayed the completion of our PET resin expansion at our Pearl River facility. As a result of this delay and 2 1/2 months of lost production from the existing lines at this facility, we incurred a substantial amount of lost profits.
     We have insurance that covers substantially all of the costs described above as well as certain lost profits, based on the expected production of the facility, resulting from hurricane Katrina in excess of our $20 million deductible.
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
9. NET LOSS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Numerator for basic and diluted net loss attributable to common stockholders per common share:
Loss from continuing operations	$(22.3)	$(34.3)	$(54.6)	$(58.1)
Accretion (a)	(4.0)	(3.6)	(11.5)	(10.6)

Net loss attributable to common stockholders from continuing operations	(26.3)	(37.9)	(66.1)	(68.7)
Net earnings (loss) attributable to common stockholders from discontinued operations	4.3	(1.3)	0.9	(5.2)

Net loss attributable to common stockholders	$(22.0)	$(39.2)	$(65.2)	$(73.9)

Denominator:
Denominator for basic net loss attributable to common stockholders per common share – weighted-average shares	32.3	31.9	32.3	31.9
Effect of dilutive securities:
Employee stock options, warrants, and restricted stock	—	—	—	—
Preferred stock – if converted (b)	—	—	—	—

Denominator for diluted net loss attributable to common stockholders per common share – adjusted weighted-average shares	32.3	31.9	32.3	31.9

(a)	On June 27, 2007, the conversion price for the Warburg Pincus preferred stock was set at $6.75. Accretion is the sum of (i) the greater of the stated increase in the liquidation preference or the fair market value of increase of the liquidation preference and (ii) the amortization of the reduction in book value of the preferred stock that resulted from the issuance of warrants.

(b)	These shares were not included in the EPS calculation, since their effect would have been anti-dilutive, but may be included under the if-converted method in future calculations.
10. DEFINED BENEFIT PLANS
     The components of our net periodic pension cost are as follows for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Service cost	$—	$0.1	$—	$0.5
Interest cost	0.9	0.9	2.7	2.6
Expected return on assets	(0.9)	(0.8)	(2.7)	(2.4)

Total net periodic pension cost	$—	$0.2	$—	$0.7

Employer contributions
     Contributions to our defined benefit plans in 2007 are expected to be $7.5 million. We expect to contribute $6.7 million to our domestic defined benefit plans, and we have contributed $0.8 million to our foreign plans during 2007. As of September 30, 2007, $5.4 million has been contributed to our domestic plans. As a result of the sale of our foreign operations during the nine months ended September 30, 2007, we do not expect to make any future contributions to these foreign plans. For additional information on the sale of the foreign operations, see Note 6.

11. COMMITMENTS AND CONTINGENCIES
     We have commitments and contingent liabilities, including legal proceedings, environmental liabilities, and various operating lease commitments.
     Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between approximately $2.9 million and $7.4 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $5.6 million at September 30, 2007 and $5.1 million at December 31, 2006, which are reflected as other noncurrent liabilities in our Condensed Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. These non-capital expenditures are expected to be incurred over the next 6 to 30 years. We do not expect to incur any significant future capital expenditures related to environmental matters.
     The final resolution of these contingencies could result in actual expenses that are different than current accruals, and, therefore, could have an impact on our consolidated financial results in a future reporting period. However, we believe the ultimate outcome will not have a significant effect on our consolidated results of operations and financial position.
     The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Nine Months Ended
	September 30,
(In millions)	2007	2006
Balance at beginning of period	$5.1	$6.6
Changes in remediation costs	0.9	(0.4)
Expenditures	(0.4)	(0.1)

Balance at end of period	$5.6	$6.1

     The changes in remediation cost estimates were primarily the result of more current information as to expected costs associated with groundwater remediation at our two South Carolina plants. These costs were included in Operating loss in our Condensed Consolidated Statements of Operations.
     There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.
     We have entered into multiple raw material purchase agreements in the ordinary course of business, which may require a notice period for cancellation.
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
     In addition to the cases discussed above, indirect purchasers of polyester staple fiber products filed 41 purported class actions alleging violations of federal antitrust laws, state antirust or unfair competition laws and certain state consumer protection acts in one federal court and various state courts. Each lawsuit alleged a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. These cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina South Dakota, Tennessee, West Virginia and Wisconsin and sought damages of unspecified amounts, attorneys’ fees and costs and other, unspecified relief. All of these cases have been settled, and the respective courts have approved the settlements. These settlements are now final and the Company has been dismissed from all but one of the settled cases. A joint motion to dismiss the final case with prejudice will shortly be presented to the court.
     We vehemently deny that we or our employees engaged in price fixing or customer allocation.
     The following represents changes in accrued legal and settlement liabilities related to the above-mentioned federal and class action lawsuits:

	Nine Months Ended
	September 30,
(In millions)	2007	2006
Balance at beginning of period	$3.6	$4.9
Adjustments to accruals	(1.9)	—
Payments	(1.4)	(1.2)

Balance at end of period	$0.3	$3.7

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
     Accumulated other comprehensive income is comprised of foreign currency translation and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. The change in the foreign currency translation is due to the sale of our foreign operations. For additional information on the sale of our European recycled-based fibers business, see Note 6. Comprehensive loss was $47.9 million and $36.5 million for the three months ended September 30, 2007 and 2006, respectively, and $82.7 million and $59.4 million for the nine months ended September 30, 2007 and 2006, respectively.
13. SEGMENT INFORMATION
     In the first quarter of 2007, we made the strategic decision to focus on our chemical-based PET resin and polyester staple fiber businesses. We changed our management organization and internal financial reporting structure to reflect and support our new strategy. We moved from a divisional product-based organization to a functional one, which allows us to better utilize our human resources, focus on serving our end markets, reduce operating and logistics costs, and improve efficiencies at our manufacturing facilities. As a result, our operations are now grouped into two reportable operating segments: a chemical-based segment and a recycled-based segment.
     Our chemical-based segment manufactures and markets:
PermaClear®, PermaClear HP®, and Thermaclear Ti® solid-stated PET resin from chemical-based raw materials for use in the manufacturing of plastic beverage bottles and other food packaging and Fortrel® chemical-based polyester staple fiber for use in home furnishing, non-woven, apparel, and industrial products.
     Our recycled-based segment manufactures and markets Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin in the U.S. for use in the injection molding industry.
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
     On July 26, 2007, we sold our European recycled-based fibers businesses (“WIL”) to an affiliate of AURELIUS AG. The results of operations for this subsidiary, previously included in our recycled-based segment, have been reclassified to discontinued operations in all periods.

	Chemical-	Recycled-
(In millions)	Based Segment	Based Segment	Total
Three months ended September 30, 2007
Revenues	$256.8	$14.0	$270.8
Segment profit (loss)	2.9	(0.9)	2.0
Depreciation and amortization from continuing operations	12.7	0.6	13.3
Assets	726.4	42.8	769.2
Three months ended September 30, 2006 (Restated)
Revenues	$271.5	$36.1	$307.6
Segment profit	14.4	1.6	16.0
Depreciation and amortization from continuing operations	14.1	1.8	15.9
Assets	797.6	78.4	876.0

	Chemical-	Recycled-
	Based Segment	Based Segment	Total
Nine months ended September 30, 2007
Revenues	$836.6	$53.3	$889.9
Segment profit	24.4	(3.4)	21.0
Depreciation and amortization from continuing operations	43.5	1.6	45.1
Nine months ended September 30, 2006 (Restated)
Revenues	$798.9	$120.3	$919.2
Segment profit	39.0	8.0	47.0
Depreciation and amortization from continuing operations	42.9	5.4	48.3
     Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Segment Profit (Loss)
Total for reportable segments	$2.0	$16.0	$21.0	$47.0
Interest expense, net	(16.0)	(15.7)	(46.3)	(41.9)
Depreciation and amortization	(13.3)	(15.9)	(45.1)	(48.3)
Permitted Adjustments (1)	1.4	(37.6)	12.2	(46.2)

Loss from continuing operations before income tax Benefit	$(25.9)	$(53.2)	$(58.2)	$(89.4)

Assets
Total for reportable segments	$769.2	$876.0
Corporate assets (2)	65.8	196.8

	$835.0	$1,072.8

(1)	Permitted Adjustments are adjustments specified in our debt agreements, which are used in the calculation of EBITDA, as defined that is used to report our segment profit (loss). Permitted adjustments included the following for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Permitted Adjustments:
Johnsonville fibers disposal costs, net (See Note 4)	$1.0	$(34.1)	$3.1	$(34.1)
Hurricane Katrina proceeds (costs), net (See Note 8)	—	(0.9)	5.9	(8.0)
Legal and settlement costs (See Note 8)	—	—	1.9	—
Gain on sale of assets (See Note 8)	—	—	1.4	—
Provision for uncollectible accounts	(0.2)	—	(0.5)	(0.1)
Non-cash inventory reserves	—	(2.6)	—	(3.8)
Other	0.6	—	0.4	(0.2)

Total Permitted Adjustments	$1.4	$(37.6)	$12.2	$(46.2)

(2)	Corporate assets include cash, certain prepaid expenses, construction in progress, and certain other assets not allocated to the segments.
14. SUBSEQUENT EVENT
     In October 2007, our Board of Directors decided to explore strategic alternatives for the Company. We have engaged Lazard Freres & Co. LLC, an investment bank with extensive experience in chemical mergers and acquisition transactions, to assist with the process.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT DEVELOPMENTS
Strategic Alternatives
     In October 2007, our Board of Directors decided to explore strategic alternatives for the Company. We have engaged Lazard Freres & Co. LLC, an investment bank with extensive experience in chemical mergers and acquisition transactions, to assist with the process.
Sale of European Recycled-Based Fibers Business
     On July 26, 2007, we sold our European recycled-based fibers business for approximately $38.0 million to an affiliate of AURELIUS AG. For additional information, see Note 6 to the Condensed Consolidated Financial Statements.
GENERAL
     In the first quarter of 2007, we made the strategic decision to focus on our chemical-based PET resin and polyester staple fiber businesses. We changed our management organization and internal financial reporting structure to reflect and support our new strategy. We moved from a divisional product-based organization to a functional one, which allows us to better utilize our human resources, focus on serving our end markets, reduce operating and logistics costs, and improve efficiencies at our manufacturing facilities. As a result, our operations are now grouped into two reportable operating segments: a chemical-based segment and a recycled-based segment.
     Our chemical-based segment is principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin and Fortrel® polyester staple fiber. This segment has stated annual operating capacity to manufacture approximately 1.9 billion pounds of polyester, consisting of 1.4 billion pounds of solid-stated PET resin and 0.5 billion pounds of polyester staple fiber. We manufacture these products at two production facilities in the United States.
     Our recycled-based segment is principally engaged in the manufacturing and marketing of Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin for use in the injection molding industry. This segment has stated annual operating capacity to manufacture approximately 70 million pounds of compounded resin at our Johnsonville, S.C. facility.

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
IMPACT OF ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Changes
     In the third quarter of 2007, we changed our method of depreciation for all machinery and equipment that was depreciated using the straight-line method, with depreciation suspended for periods when assets were idled, to the units of production method, with a base depreciation amount when assets are idled. Machinery and equipment located at our Pearl River facility have been and continue to be depreciated using the units of production method. We believe that the units of production method is preferable, since it best matches the consumption of the assets (i.e., depreciation) with the expected benefits derived from those assets. Since this is a change in accounting estimate affected by a change in accounting principle, prior periods were not restated. As a result of this change, our Loss from continuing operations and Net loss for the three months ended September 30, 2007, decreased by $1.6 million, or $0.05 per diluted share. Had this change been made in the first quarter of 2007, our Loss from continuing operations and Net loss would have decreased by $2.2 million, or $0.07 per diluted share, for the nine months ended September 30, 2007.
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. A tax position that meets the recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The unrecognized tax benefit is defined as the difference between positions taken in the tax return and the recognized benefit in the financial statements. The effect of adoption was reported as a change in accounting principle. There was no effect on our accumulated deficit at January 1, 2007. We recorded a reduction of approximately $1.8 million in unrecognized tax benefits and an increase in our valuation allowance of approximately $1.8 million. As of January 1, 2007, after adopting FIN 48, we had uncertain tax liabilities of approximately $24.0 million which have been considered in determining the future utilization of tax carry-forwards. We recorded approximately $24.0 million to reflect the benefit of net operating losses and other tax carry-forwards and a corresponding $24.0 million of uncertain tax liabilities. If the tax positions that give rise to these uncertain tax liabilities were favorably resolved, then in our current situation, we would not record any tax benefit in our Statement of Operations unless we received a cash refund because of the corresponding reduction in our valuation allowance. There are an additional $2.0 million of uncertain tax benefits, which, if favorably resolved, would result in a tax benefit in our Statement of Operations. Our policy is to reflect any required interest expense and penalties under FIN 48 as a component of tax expense, and we had $0.3 million accrued for these liabilities at September 30, 2007. Our federal net operating loss carry-forward commenced in 1999 and may be adjusted until it is utilized. Our major state and foreign jurisdictions have the potential for adjustments for periods after 2001.
     In February 2007, we elected to participate in the Internal Revenue Service’s FIN 48 Initiative to expedite resolution of an uncertain tax position regarding our repatriation of foreign earnings. In September 2007, our settlement with the Internal Revenue Service was finalized after approval by the Joint Committee on Taxation, resulting in a tax benefit of $3.1 million, including interest. The effect is recorded in our Condensed Consolidated Statements of Operations as a discrete tax item benefit. The refund was received in October 2007. Our net deferred tax position remains unchanged as a result of the settlement; Other assets and deferred income taxes, net both decreased by approximately $20 million.
New Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No.157 on our financial condition and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure certain financial instruments and other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. This Statement will be effective for fiscal years beginning after November 15, 2007. Any adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative effect adjustment to our accumulated deficit as of the date of initial adoption. We are currently evaluating the impact of the adoption of SFAS No. 159 on our financial condition and results of operations.
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
     The following table summarizes reasons for the changes in the third quarter of 2007 compared to the third quarter of 2006 for net sales, cost of sales, and gross profit.

(In millions)	Chemical- Based	Recycled- Based	Total
Net Sales
Sales volumes	$(1.9)	$(22.3)	$(24.2)
Net selling prices	(12.8)	0.2	(12.6)

Decrease in net sales	(14.7)	(22.1)	(36.8)

Cost of Sales
Volume effect	(0.9)	(20.2)	(21.1)
Raw material unit costs	(10.9)	0.9	(10.0)
Plant added unit costs	4.9	(0.2)	4.7

Decrease in cost of sales	(6.9)	(19.5)	(26.4)

Decrease in gross profit	$(7.8)	$(2.6)	$(10.4)

     The decrease in volumes in the recycled-based segment is due to our strategic decision to close 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006.
     The decrease in the net selling prices for the chemical-based segment is due primarily to competitive pressures in the PET resins market.
     Total cost of sales decreased by $26.4 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Cost of sales in the chemical-based segment decreased due to lower raw material unit costs and lower sales volumes, offset in part by higher plant added unit costs due to lower volumes. Cost of sales in the recycled-based segment decreased primarily due to lower volumes attributable to our decision to close 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006.
     As a result of the foregoing, gross profit decreased $10.4 million to $(0.4) million in the 2007 period from $10.0 million in the 2006 period.
     Selling, general and administrative expenses decreased $1.4 million to $10.9 million, or 4.0% of net sales, in the 2007 period compared to $12.3 million, or 4.0% of net sales, in the 2006 period.
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	Three Months Ended
	September 30,
(In millions)	2007	2006
Johnsonville fibers closure costs, net	$(1.0)	$34.1
Hurricane Katrina (proceeds) costs, net	—	0.9
Costs relating to anti-dumping activities, net	(0.1)	0.2
Other	(0.5)	—

	$(1.6)	$35.2

     The income in the other (income) expense, net for the three months ended September 30, 2007 is due primarily to $1.0 million of income from the reduction of accruals associated with our Johnsonville fibers closure, resulting primarily from our ability to sell some of the equipment and remaining inventory at prices greater than originally expected. Expense for the prior year included $34.1 million of costs related to our

Johnsonville fibers closure and $0.9 million of cost related to hurricane Katrina. For additional information on our Johnsonville fibers closure costs and hurricane Katrina costs, see Notes 4 and 8, respectively, to our Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported an operating loss of $9.9 million in the 2007 period compared to an operating loss of $37.5 million in the 2006 period.
     Interest expense, net was $16.0 million in the 2007 period compared to $15.7 million in the 2006 period. This increase was due to higher effective interest rates.
     Our effective tax rate, excluding discrete tax items, for the three months ending September 30, 2007 on the loss from continuing operations was 1.9% compared to 35.5% on the net loss from continuing operations for the three months ended September 30, 2006. The discrete tax item benefit resulted from the settlement of uncertain tax positions. The $3.1 million tax benefit associated with this discrete item, including interest, was recorded in the third quarter of 2007. We are unable to provide a tax benefit for federal net operating losses originating in the current year, which affected our tax rate.
     As a result of the foregoing, we reported a net loss from continuing operations of $22.3 million, or $0.81 per diluted share, for the three months ended September 30, 2007, compared to a net loss from continuing operations of $34.3 million, or $1.19 per diluted share, for the three months ended September 30, 2006.
     On July 26, 2007, we disposed of our European recycled-based fibers business (“WIL”). We received net proceeds of approximately $38 million for the sale of WIL to an affiliate of AURELIUS AG. We recognized a $2.6 million net gain on the sale, which was included in discontinued operations in our Condensed Consolidated Statements of Operations. We reported net earnings from discontinued operations of $4.3 million, or $0.13 per diluted share, for the three months ended September 30, 2007, compared to a net loss from discontinued operations of $1.3 million, or $0.04 per diluted share, for the three months ended September 30, 2006. For additional information, including a breakdown of the results for discontinued operations, see Note 6 to the Condensed Consolidated Financial Statements.
     On June 27, 2007, the conversion price for the Warburg Pincus preferred stock was set at $6.75. Accretion is the sum of (i) the greater of the stated increase in the liquidation preference or the fair market value of increase of the liquidation preference and (ii) the amortization of the reduction in book value of the preferred stock that resulted from the issuance of warrants. This amount was $4.0 million and $3.6 million for the three months ended September 30, 2007 and 2006, respectively.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $22.0 million, or $0.68 per diluted share, for the 2007 period, compared to a net loss attributable to common stockholders of $39.2 million, or $1.23 per diluted share, for the 2006 period.
NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
     The following table summarizes reasons for the changes in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 for net sales, cost of sales, and gross profit.

(In millions)	Chemical- Based	Recycled- Based	Total
Net Sales
Sales volumes	$42.5	$(66.2)	$(23.7)
Net selling prices	(4.8)	(0.8)	(5.6)

Increase (decrease) in net sales	37.7	(67.0)	(29.3)

Cost of Sales
Volume effect	40.9	(59.5)	(18.6)
Raw material unit costs	16.1	2.0	18.1
Plant added unit costs	(9.6)	(0.1)	(9.7)

Increase (decrease) in cost of sales	47.4	(57.6)	(10.2)

Decrease in gross profit	$(9.7)	$(9.4)	$(19.1)

     The increase in sales volumes in the chemical-based segment occurred due to an increase in our PET resin capacity, resulting from the successful completion of our Pearl River facility expansion in 2006. The decrease in volumes in the recycled-based segment is primarily due to our strategic decision to close 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006.
     Total cost of sales decreased by $10.2 million in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Cost of sales in our chemical-based segment increased due to higher volumes and raw material unit costs, reduced by lower plant-added costs attributable to the higher volumes. The decrease in cost of sales in the recycled-based segment was due to lower volumes and more than offset the increase in the chemical-based segment.
     As a result of the foregoing, gross profit decreased $19.1 million to $11.4 million in the 2007 period from $30.5 million in the 2006 period.
     Selling, general and administrative expenses decreased $3.0 million to $32.5 million, or 3.6% of net sales, in the 2007 period compared to $35.5 million, or 3.9% of net sales, in the 2006 period, primarily as a result of our cost reduction efforts.
     We incurred restructuring charges of $3.1 million for the nine months ended September 30, 2007, related to our corporate reorganization and cost reduction programs. For additional information, see Note 5 to the Condensed Consolidated Financial Statements.
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	Nine Months
	Ended
	September 30,
(In millions)	2007	2006
Johnsonville fibers closure costs, net (See Note 4)	$(3.1)	$34.1
Hurricane Katrina (proceeds) costs, net	(5.9)	8.0
Legal and settlement costs	(1.9)	—
Gain on sale of assets	(1.4)	—
Costs relating to anti-dumping activities, net	—	0.3
Other	(0.5)	—

	$(12.8)	$42.4

     The income in other (income) expense, net for the nine months ended September 30, 2007 is due primarily to the receipt of insurance proceeds of $6.0 million in the second quarter of 2007 attributable to hurricane Katrina, $3.1 million of income from the reduction of accruals associated with our Johnsonville fibers closure resulting primarily from our ability to sell some of the equipment and remaining inventory at prices greater than originally expected, $1.9 million from the reduction in our accrual for legal and settlement costs, and a net gain of $1.4 million from the sale of our fiber assets at our Pearl River facility. For additional information on our Johnsonville fibers closure costs and our legal and settlement costs, see Notes 4 and 8, respectively, to our Condensed Consolidated Financial Statements. Expense for the prior year included $34.1 million of costs related to our Johnsonville fibers closure and $8.0 million of costs related to hurricane Katrina. For additional information on our Johnsonville fibers closure costs and hurricane Katrina costs, see Notes 4 and 8, respectively, to our Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported an operating loss of $11.9 million in the 2007 period compared to an operating loss of $47.5 million in the 2006 period.
     Interest expense, net was $46.3 million in the 2007 period compared to $41.9 million in the 2006 period. This increase was due to higher average borrowings, higher effective interest rates, and a reduction in capitalized interest in the 2007 period.
     Our effective tax rate, excluding discrete tax items, for the nine months ending September 30, 2007 on the loss from continuing operations was less than 1.0% compared to 35.0% on the net loss from continuing operations for the nine months ended September 30, 2006. The discrete tax item benefit resulted from the settlement of uncertain tax positions. The $3.1 million tax benefit associated with this discrete item, including interest, was recorded in the third quarter of 2007. We are unable to provide a tax benefit for federal net operating losses originating in the current year, which affected our tax rate.
     As a result of the foregoing, we reported a net loss from continuing operations of $54.6 million, or $2.05 per diluted share, for the nine months ended September 30, 2007, compared to a net loss from continuing operations of $58.1 million, or $2.15 per diluted share, for the nine months ended September 30, 2006.
     During the fourth quarter of 2006, we made a decision to dispose of our European PET resins business. On May 31, 2007, we sold our European PET resins business. The net loss on sale was $27.1 million, which included expected losses of $25.6 million, which were recorded in 2006.
     During the third quarter of 2007, we made a decision to dispose of our European recycled-based fibers business (“WIL”). On July 26, 2007, we sold WIL and received net proceeds of approximately $38 million.

We recognized a net gain of $2.6 million, which was included in discontinued operations in our Condensed Consolidated Statements of Operations.
     We reported net earnings from discontinued operations of $0.9 million, or $0.03 per diluted share, for the nine months ended September 30, 2007, compared to a net loss from discontinued operations of $5.2 million, or $0.17 per diluted share, for the nine months ended September 30, 2006. For additional information, including a breakdown of the results for discontinued operations, see Note 6 to the Condensed Consolidated Financial Statements.
     On June 27, 2007, the conversion price for the Warburg Pincus preferred stock was set at $6.75. Accretion is the sum of (i) the greater of the stated increase in the liquidation preference or the fair market value of increase of the liquidation preference and (ii) the amortization of the reduction in book value of the preferred stock that resulted from the issuance of warrants. This amount was $11.5 million and $10.6 million for the nine months ended September 30, 2007 and 2006, respectively.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $65.2 million, or $2.02 per diluted share, for the 2007 period, compared to a net loss attributable to common stockholders of $73.9 million, or $2.32 per diluted share, for the 2006 period.
OUTLOOK
     The following statements are forward-looking statements and should be read in conjunction with “Forward-Looking Statements; Risks and Uncertainties” below.
     In the first quarter of 2007, we made a strategic decision to focus on our U.S. chemical-based PET resin and polyester staple fiber businesses and expect to reduce costs in 2007 by $4 to $6 million from 2006 levels due to changes in our organization.
     Our operating results are primarily determined by our sales volume and raw material margin, which is impacted by competitive issues, including the differential in raw material costs between the U.S. and Asia, the NAFTA net trade balance and industry capacity utilization.
     Our PET resin sales volumes in the fourth quarter of 2007 are expected to be lower than the fourth quarter of 2006 as a result of continuing competitive pressures in the PET resin market. We expect PET resin industry utilization rates to improve in 2008 compared to 2007 as demand growth continues to absorb 2007 industry capacity additions. This may result in higher sales volumes and margins in 2008 than in 2007. Our chemical based fibers volumes are expected to be slightly higher in the fourth quarter of 2007 than they were in the fourth quarter 2006 as a result of transferring product that was produced at our Johnsonville fibers facility to the Palmetto facility. However, we expect this to be partially offset by the impact of imports of polyester staple fiber, apparel and downstream textiles.
     We expect a significant global shortfall in monoethylene glycol (MEG) supply during the fourth quarter of 2007 due to outages in the U.S. and overseas. This is expected to impact the Far Eastern PET producers more than producers from other regions because producers in the Far East, particularly China, are major spot purchasers of MEG. This is expected to result in lower polyester production rates in the Far East which is expected to result in reduced PET resin exports out of the Far East and an improved NAFTA PET resin trade balance in the first half of 2008. We also expect this shortage to result in a significant increase in MEG costs in the U.S. Both our PET resin and polyester staple fiber businesses have announced price increases to help offset this expected increase in polyester raw material costs. Given the competitive nature of our businesses and other market influences, there can be no assurance that these increases will be realized.

     We received a tax settlement of $3.1 million in the fourth quarter of 2007. In the fourth quarter of 2007, there is a reasonable possibility that we will receive additional insurance proceeds relating to costs and lost profits resulting from hurricane Katrina. We also expect to receive a payment related to the continued Dumping and Subsidy Offset Act of 2000 (the “CDO”), which is expected to be lower than the amount received in 2006.
CAPITAL RESOURCES AND LIQUIDITY
     Net cash used in operations was $12.9 million for the nine months ended September 30, 2007, compared to net cash used in operations of $70.2 million for the nine months ended September 30, 2006. The cash usage in 2007 was primarily due to negative operating results for the period. The significant use of $70.2 million of cash in the nine months ended September 30, 2006, was attributable to additional working capital needed for the start-up of new PET resin capacity at Pearl River in the third quarter of 2006 and the resumption of production at our Pearl River facility following hurricane Katrina.
     Net cash used in investing activities amounted to $8.4 million in the 2007 period compared to $23.5 million in the 2006 period, which consisted entirely of capital expenditures. The decrease in the 2007 period was due to our completion of the expansion of our PET resin capacity at our Pearl River facility in 2006.
     No cash was used by or provided from financing activities in the 2007 period compared to $93.7 million provided from financing activities in the 2006 period.
     Net cash provided by discontinued operations was $23.6 million in the 2007 period compared to $0.0 in the 2006 period. This was primarily the result of the sale of our European operations where our net proceeds were $ 33.4 million offset by uses of cash in those operations of $9.8 million.
     At September 30, 2007, we have a $225 million U.S. Revolving Credit Facility that we use to manage our daily cash flows. We had an eligible borrowing base of $203.8 million under this facility and had aggregate borrowings of $129.4 million and outstanding letters of credit of $5.3 million, which resulted in aggregate availability of approximately $69.1 million. Because our Consolidated Fixed Charge Ratio as defined in our U.S. Revolving Credit Facility was less than 1.0:1.0 for the quarter ended September 30, 2007, we will not be permitted to have Availability as defined in our U.S. Revolving Credit Facility below $45 million for more than eight consecutive days during the fourth quarter of 2007. Availability as defined under our U.S. Revolving Credit Facility has never dropped below $45.0 million.
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
     Our Debt Agreements contain financial and restrictive covenants. The terms of our U.S. Revolving Credit Facility require that we maintain Availability (as defined in our U.S. Revolving Credit Facility) of at least $45.0 million or maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0. As of September 30, 2007, our Fixed Charge Coverage Ratio under our U.S. Revolving Credit Facility was 0.39 to 1.0. The Fixed Charge Coverage Ratio, as defined under our U.S. Revolving Credit Facility, is the sum of the prior four quarters’ earnings (loss) from continuing operations before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are other restrictions in our U.S. Revolving Credit Facility which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash.
     Our major Debt Agreements limit our common stock dividend to no more than $0.09 per share in each quarter. Our First and Second Lien Term Loans (the “Term Loans”) limit Restricted Payments (as defined in the Term Loans) to $15.0 million over the life of the financings when the Fixed Charge Coverage Ratio (as defined in the Term Loans) is below 3 to 1. Restricted Payments include dividend payments, stock redemption payments, principal payments of subordinated debt prior to its maturity and certain investments. The Fixed Charge Coverage Ratio (as defined in the Term Loans) is the sum of the prior four quarters’ earnings (loss) from continuing operations before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by interest expense exclusive of any amortization or discounts related to the February 2004 Financing. As of September 30, 2007, our Fixed Charge Coverage Ratio under the Term Loans was 0.50 to 1.0, and we have used $12.9 million of the $15.0 million limitation on Restricted Payments. We are in compliance with all debt covenants.

     Our Fixed Charge Coverage Ratio as defined in our U.S. Revolving Credit Facility is calculated as follows:

	For the Quarter Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
(In Millions)	2006	2007	2007	2007	Total

Fixed Charges
Cash interest expense	14.8	14.7	14.5	14.6	58.6
Capital expenditures	3.4	2.5	2.8	3.1	11.8
Cash payment of taxes	0.0	0.2	0.1	0.0	0.3
Dividend payments	0.7	0.7	0.6	0.6	2.6

Total Fixed Charges	18.9	18.1	18.0	18.3	73.3

EBITDA, as defined
Loss from continuing operations	$(38.2)	$(24.1)	$(8.2)	$(22.3)	$(92.8)
Income tax expense (benefit)	(6.9)	—	—	(3.6)	(10.5)
Interest expense, net	15.3	15.1	15.2	16.0	61.6
Depreciation and amortization	15.1	15.8	16.0	13.3	60.2
Permitted Adjustments (a)	22.4	(2.5)	(8.3)	(1.4)	10.2

EBITDA, as defined	$7.7	$4.3	$14.7	$2.0	$28.7

Consolidated Fixed Charge Coverage Ratio					0.39:1

(a)	Permitted Adjustments are adjustments specified in our Debt Agreements which are used in the calculation of EBITDA, as defined. The following table details Permitted Adjustments for the periods indicated:

	For the Quarter Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
(In Millions)	2006	2007	2007	2007	Total

Goodwill impairment	$33.4	$—	$—	$—	$33.4
Pension actuarial gain	(2.6)	—	—	—	(2.6)
Hurricane Katrina (proceeds) costs, net	(6.6)	0.2	(6.1)	—	(12.5)
Johnsonville fibers disposal costs, net	(2.4)	(1.0)	(1.1)	(1.0)	(5.5)
Legal and settlement costs	—	(1.9)	—	—	(1.9)
Gain on sale of assets	—	—	(1.4)	—	(1.4)
Other	0.6	0.2	0.3	(0.4)	0.7

Total Permitted Adjustments	$22.4	$(2.5)	$(8.3)	$(1.4)	$10.2

     We are rated by Moody’s Investors Service (Moody’s) and Standard & Poor’s Ratings Services (“S&P”). Moody’s and S&P recently downgraded our corporate credit ratings to Caa2 and CCC+, respectively, both with negative outlooks. Each agency has additional ratings and other information relating to our specific debt instruments and our financial condition.
     We are currently listed on the New York Stock Exchange (the “Exchange”), which has prescribed standards that we must meet to maintain that listing. One of these standards is that the average closing price of our common stock is not less than $1.00 over a consecutive 30 trading-day period. Another is that our average global market capitalization is not below $25 million over a consecutive 30 trading-day period. If our stock price remains at its November 8th closing level, we would not meet these standards. Even if we meet the quantitative standards, the Exchange may exercise its judgmental prerogatives to suspend trading or terminate our listing. If we were not listed on the Exchange, this could have a material adverse effect on the price and liquidity of our stock. However, delisting would not be a default under any of our debt agreements.
     We have contractual relationships with our largest raw material suppliers that provide for payment terms that are customary in our industry. If our suppliers fail to deliver materials in accordance with these agreements, we may not be able to obtain an adequate supply of these materials.
     We are highly leveraged and during three out of the last four quarters our cash interest expense has been greater than our EBITDA, as defined (see table above). If industry conditions or our results of operations do not improve, we may not have sufficient liquidity. We must refinance our first lien loan before November 10, 2008 to maintain the 2011 maturity of our revolving credit facility. If current credit market conditions, industry conditions, or our results of operations do not improve, we may not accomplish the required financing.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES
     Statements contained in this Form 10-Q that are not historical facts, including those made in the “Outlook” section above, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “expects,” “anticipates,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: reduced raw material margins; availability and cost of raw materials; reduced sales volumes; increase in costs; volumes of textile imports; prices and volumes of polyester staple fiber and PET resin imports; the actions of our competitors; the financial condition of our customers; availability of financing, changes in financial markets, interest rates, credit ratings; maintaining our listing on the New York Stock Exchange; changes in tax risks; inability to execute our strategy; environmental risks and foreign currency exchange rates; natural disasters; regulatory changes; U.S., European, Asian and global economic conditions; work stoppages; levels of production capacity and profitable operations of assets; prices of competing products; acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.
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
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

(b)	Changes in Internal Controls. During the quarter ended September 30, 2007, we implemented the first phase of a new enterprise resource planning (ERP) system, which resulted in certain changes in internal controls. The Company is in the process of resolving certain data migration and system implementation issues and additional mitigating controls have been put in place during the transition to the new system.

There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
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
     In addition to the cases discussed above, indirect purchasers of polyester staple fiber products filed 41 purported class actions alleging violations of federal antitrust laws, state antirust or unfair competition laws and certain state consumer protection acts in one federal court and various state courts. Each lawsuit alleged a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. These cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina South Dakota, Tennessee, West Virginia and Wisconsin and sought damages of unspecified amounts, attorneys’ fees and costs and other, unspecified relief. All of these cases have been settled, and the respective courts have approved the settlements. These settlements are now final and the Company has been dismissed from all but one of the settled cases. A joint motion to dismiss the final case with prejudice will shortly be presented to the court.
     We vehemently deny that we or our employees engaged in price fixing or customer allocation.
     We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe the ultimate disposition of this litigation will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A. RISK FACTORS.
     In addition to the risk factors disclosed in our Form 10-K for the year ending December 31, 2006, the following risk could have a material adverse effect on the price and liquidity of our stock:
     Delisting from the New York Stock Exchange
     We are currently listed on the New York Stock Exchange (the “Exchange”). In addition to our requirements to meet certain quantitative standards, the Exchange has the ability to exercise its judgmental prerogatives to suspend the trading of or terminate the listing of our stock. If we were not listed on the Exchange, this could have a material adverse effect on the price and liquidity of our common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits.

4(a)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed herewith any instrument with respect to long-term debt, which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

4.10	Agreement for the Sale and Purchase of the shares of Wellman International Trading and MJR Recycling BV (Exhibit 4.10 of the Company’s Form 8-K filed on August 1, 2007 incorporated by reference herein

10.2	Wellman, Inc. Fifth Amended and Restated Management Incentive Compensation Plan for the Executive Group

18	Preferability Letter from Ernst & Young LLP regarding a change in accounting method

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.

Dated November 9, 2007	By /s/ Keith R. Phillips

Chief Financial Officer and Vice President (Principal Financial Officer)

Dated November 9, 2007	By /s/ David R. Styka

Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)