Form 10-K
period 2007-12-31
WELLMAN INC
filed 2008-03-26
CIK 812708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-10033

WELLMAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-1671740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1041 521 Corporate Center Drive Fort Mill, South Carolina (Address of principal executive offices)	29707 (Zip Code)

Registrant’s telephone number, including area code:
(803) 835-2000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	Over-the-Counter Bulletin Board
Common Stock Purchase Rights	Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting common stock held by non-affiliates of the registrant, computed on the basis of $3.04 per share (the closing price of such stock on June 29, 2007 on the New York Stock Exchange), as of the last day of the registrant’s most recently completed second fiscal quarter: $96,616,420.

The number of shares of the registrant’s Class A Common Stock, $0.001 par value, and Class B Common Stock, $0.001 par value, outstanding as of February 29, 2008 was 32,861,632 and 0, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Form 10-K to be provided with General Instructions G3 no later than April 29, 2008.

PART I

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “expects,” “anticipates,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: our substantial liquidity needs and liquidity pressure; our substantial indebtedness and its impact on our financial health and operations; risks associated with our indebtedness containing floating interest rate provisions and its effect on our financial health if rates rise significantly; our ability to obtain additional financing in the future; risks associated with claims not discharged in the Chapter 11 cases and their effect on our results of operations and profitability; risks associated with the transfers of our equity, or issuances of equity in connection with our reorganization and our ability to utilize our federal income tax net operating loss carry-forwards in the future; our dependence on our management and employees; the adverse effect of competition on our performance; reduced raw material margins; availability and cost of raw materials; reduced sales volumes; increase in costs; volumes of textile imports; prices and volumes of polyester staple fiber and PET resin imports; the financial condition of our customers; change in tax risks; environmental risks; natural disasters; regulatory changes; U.S., European, Asian and global economic conditions; work stoppages; levels of production capacity and profitable operations of assets; prices of competing products; acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.

Item 1.	Business

Proceedings Under Chapter 11 of the Bankruptcy Code

On February 22, 2008, Wellman, Inc. (“Wellman”) and certain of its subsidiaries (collectively, the “Debtors”) listed in the following table filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”):

Wellman, Inc.
Fiber Industries, Inc.
Wellman of Mississippi, Inc.
PTA Resources LLC
Prince, Inc.
ALG, Inc.
Wellman Fibres Ltd.
MRF, Inc.
Warehouse Associates Inc.
MED Resins, Inc.
Carpet Recycling of Georgia Inc.
Josdav, Inc.

The Chapter 11 Cases are being jointly administered under the caption In re Wellman, Inc., et al., Case No. 08-10595 (SMB) (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

We operate largely in a commodities industry. Our financial results are determined largely by sales volume and raw material margins, i.e., the difference between the net selling price of our products and raw material costs related to manufacturing our products. Four main factors determine our margins: raw material availability and pricing; competition; capacity utilization; and customer demand. Adverse trends in each of these factors over the past few years have impaired our profitability. This, together with the significant damage and lost profits caused by hurricane Katrina, the recent alleged infringement of our new patented technology related to our PET resin business, and certain unexpected cash outlays, has reduced our financial resources. After these events we did not have the ability to withstand unexpected raw material disruptions and diminished customer demand. The combination of these events triggered a liquidity crisis for us and we were not able to support our current debt load. This necessitated the commencement of proceedings under Chapter 11 of the Bankruptcy Code. The bankruptcy filing allows Wellman to continue operating its businesses while continuing to pursue a sales process. There is no assurance that the Debtors will be successful in completing a sale or reorganization.

In connection with the Chapter 11 Cases, the Debtors filed a motion seeking Bankruptcy Court approval of a senior secured superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”) among Wellman and certain of its domestic subsidiaries, as borrowers, Deutsche Bank Securities Inc., as sole lead arranger and bookrunner, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, and the lenders that from time to time become party thereto. On February 27, 2008, the Bankruptcy Court entered an interim order approving the DIP Credit Agreement, allowing the Debtors, on an interim basis, to borrow up to $225 million, subject to the Borrowing Base, with a letter of credit sublimit of $40 million.

The proceeds of the loans under the DIP Credit Agreement will be used to, among other things, provide the Debtors with working capital. The DIP Credit Agreement contains certain financial covenants, other covenants and events of default. For additional information on the DIP Credit Agreement, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity,”

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and other business-related payments necessary to maintain the operation of our businesses. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other “ordinary course” professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

Strategic Alternatives and Sales Process

In October 2007, our Board of Directors announced its decision to explore strategic alternatives. We have engaged Lazard Freres & Co. LLC, an investment bank with extensive experience in chemical mergers and acquisition transactions, to assist with the process. We are pursuing a sales process and are required under the DIP Credit Agreement to have a sale order entered by the Bankruptcy Court by July 31, 2008, in form and substance satisfactory to the Administrative Agent and the Lenders, for the sale of our assets. Failure to do so could cause all amounts borrowed under this financing to be due and payable.

Material Impairment of Assets

Based upon the fair value of our debt and equity at December 31, 2007, we determined that certain of our non-current assets were impaired in the fourth quarter of 2007. We recorded a pretax $292.6 million impairment charge to reflect our non-current assets at fair value, which was lower than cost, at December 31, 2007. The impairment loss was included in our loss from continuing operations for the year ending December 31, 2007.

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

Our chemical-based segment is principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin and Fortrel® polyester staple fiber. At December 31, 2007, this segment had stated annual operating capacity to manufacture approximately 1.9 billion pounds of polyester, consisting of 1.4 billion pounds of solid-stated PET resin and 0.5 billion pounds of polyester staple fiber. We manufacture these products at two production facilities in the United States.

Our recycled-based segment is principally engaged in the manufacturing and marketing of Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin for use in the injection molding industry. At December 31, 2007, this segment had stated annual operating capacity to manufacture approximately 70 million pounds of compounded resin at our Johnsonville, S.C. facility.

The following table contains certain key financial metrics for each of the three years presented.

	2007	2006(a)	2005(a)
	(In millions, except per share data)

Net sales	$1,134.1	$1,208.3	$1,179.8
Gross profit	$14.0	$34.4	$105.4
Operating loss	$(304.6)	$(77.3)	$(18.4)
Loss from continuing operations	$(362.7)	$(96.3)	$(41.8)
Per share net loss attributable to common stockholders from continuing operations	$(11.71)	$(3.47)	$(1.77)
Total assets	$503.2	$993.3	$1,076.5
Capital expenditures from continuing operations	$10.9	$26.8	$43.7

(a)	Certain amounts have been revised to reflect discontinued operations.

We have provided a non-GAAP measure, “EBITDA, as defined,” because our major Debt Agreements at December 31, 2007, used this measurement as a key component which affected our liquidity, our ability to incur additional indebtedness, make investments, and make certain restricted payments, such as dividends. It is also an important measurement tool for (1) financial institutions that provide us with capital; (2) investors; and (3) our Board and management. In each instance, we used EBITDA, as defined because it excluded items that are not expected to impact the long-term cash flow of the business and are not an indication of our ongoing operating performance. In addition, EBITDA, as defined is a measure frequently used to value an enterprise and to enable investors to analyze the efficiency of our operations and to compare and/or rank us with other companies with differing capital structures. Our Board of Directors, CEO (our chief operating decision maker), and senior management use EBITDA, as defined to evaluate the operating performance of our segments and determine incentive compensation for employees throughout the organization. EBITDA, as defined, was calculated in accordance with our Debt Agreements at December 31, 2007 by adding Earnings (Loss) from Continuing Operations, Income Tax Expense (Benefit), Interest Expense, Net, Depreciation and Amortization and Permitted Adjustments.

The following table reconciles Loss from Continuing Operations to EBITDA, as defined.

	2007	2006(a)	2005(a)
	(In millions)

Loss from continuing operations	$(362.7)	$(96.3)	$(41.8)
Income tax benefit	(3.4)	(38.2)	(21.7)
Interest expense, net	61.5	57.2	45.1
Depreciation and amortization	58.2	63.4	61.8
Permitted Adjustments(b)	275.5	68.5	80.7

EBITDA, as defined	$29.1	$54.6	$124.1

(a)	Certain amounts have been revised to reflect discontinued operations.

(b)	Permitted Adjustments are adjustments specified in our Debt Agreements at December 31, 2007, which are used in the calculation of EBITDA, as defined. The following table details Permitted Adjustments for the periods indicated.

	2007	2006(a)	2005(a)
	(In millions)

Impairment of assets	$292.6	$—	$—
Goodwill impairment	—	33.4	—
Johnsonville fibers disposal costs, net	(3.1)	31.6	—
Actuarial (gains) losses for defined benefit plans	(0.1)	(2.6)	16.2
Hurricane Katrina (proceeds) costs, net	(15.9)	1.4	24.0
Legal and settlement costs	(1.9)	—	35.9
Other	3.9	4.7	4.6

Total Permitted Adjustments	$275.5	$68.5	$80.7

(a)	Certain amounts have been revised to reflect discontinued operations.

EBITDA, as defined, is the primary financial measure used by our Chief Operating Decision Maker (our CEO) to assess performance and allocate resources. As such, EBITDA, as defined, is the financial measurement used to report segment profit (loss) under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The segment profit is as follows:

	2007	2006	2005
	(In millions)

Chemical-based segment profit	$31.8	$46.9	$115.2
Recycled-based segment profit (loss)	(2.7)	7.7	8.9

Total segment profit	$29.1	$54.6	$124.1

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

Our operating results are primarily determined by our sales volume and raw material margin, which is the difference between net selling price and raw material cost. Both PET resin and polyester staple fiber sales volume and raw material margins increase or decrease as a result of supply and demand factors, competitive conditions, global economic and market conditions, export and import activity, and the prices of competing materials. Seasonal factors, such as weather and the vacation and holiday closings of our facilities or those of our customers, may also affect our operations. Given our substantial unit volumes, the impact on profitability from changes in raw material margins is significant. A one-cent per pound change in raw material margin on approximately 1.9 billion pounds of sales volume results in an annual change of approximately $19.0 million in pretax earnings.

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

The following table presents certain key financial measurements for our chemical-based segment for the years ending December 31, 2007, 2006, and 2005.

	2007	2006	2005
	(In millions)

Net Sales	$1,069.4	$1,050.6	$1,009.4
Segment Profit(a)	$31.8	$46.9	$115.2
Segment Depreciation and Amortization	$56.0	$57.2	$54.0
Assets	$446.4	$791.4	$781.2
Capital Expenditures	$8.8	$24.0	$40.4

(a)	The measurement for segment profit (loss) is EBITDA, as defined. For more information, including a reconciliation of segment profit (loss) to loss from continuing operations, see Item 1. “Business.”

We sell to a diverse group of customers, including North American and South American based manufacturers of various types of plastic containers and textiles. Graham Packaging Holding, Inc. represented approximately 15% of our total net sales for 2007 and 2006, respectively. Five customers represented approximately 46% of our total net sales in 2007. The unexpected loss of any of these customers may result in a temporary reduction in net sales and profitability.

The majority of our products were marketed by 16 employees at December 31, 2007. We also utilize representatives or agents for certain sales. Our products are promoted through various activities, including advertising, sales promotions and market development, into a variety of textile and packaging markets. We are actively involved with our customers in joint end-use product development efforts to meet their future needs.

Raw Materials

Our chemical-based polyester products are produced from purified terephthalic acid (PTA) and monoethylene glycol (MEG), which, combined, represent approximately 70-75% of our total product unit costs. The chemical feedstocks in the polyester chain are illustrated below.

We purchase PTA produced by BP Amoco Chemical Company pursuant to long-term supply contracts. We purchase MEG under long-term supply contracts with Lyondell Basell (parent of Equistar Chemicals) and MEGlobal Americas, Inc. (a joint venture between Dow Chemical Co. and Kuwait Petrochemical Co.). The prices of PTA and MEG are primarily determined by crude oil prices, natural gas prices, their worldwide supply and demand, their feedstock prices, and global polyester production. These have fluctuated in the past and are expected to continue to do so in the future. We generally have long-term supply contracts in place for these chemical raw materials. Our suppliers have accelerated our payment terms subsequent to our bankruptcy proceedings in 2008. One PTA contract and one MEG contract will expire at the end of 2008.

Over the past several years, there have been a number of extraordinary events which have had a dramatic impact on our raw material costs. In the late summer of 2005, the Gulf Coast hurricanes had a devastating impact on the production of PTA and MEG in the U.S. Raw material costs in the U.S. increased to unprecedented levels in the fourth quarter of 2005 as a result of these disruptions, while Asian raw material prices only increased marginally.

The 2006 U.S. government mandate to phase out methyl tertiary butyl ether (MTBE) in summer gasoline blends significantly increased the demand for mixed xylenes (MX), the feedstock for paraxylene (PX) and PTA (as illustrated in the flow chart above labeled “Polyester Chain”) in the second and third quarters of 2006, when gasoline refiners switched from winter to summer formulations. This, combined with a very tight supply/demand balance for PX, resulted in record high prices for MX, PX and PTA during this period. These market pressures on MX and PX prices did not occur in Asia and a wide gap opened up once again between U.S. and Asian PX and PTA prices. This permitted Asian polyester imports to remain at high levels, which limited the amount that U.S. producers could increase selling prices and led to lower margins.

A more normal pattern reemerged in 2007 for the U.S. PX/PTA markets, as prices rose in the second and third quarters, the result of seasonal demand for MX by the gasoline sector. Record high crude oil prices were also an important factor in determining PX/PTA prices in 2007. However, these factors affected all regional PX/PTA markets, and the Asian PTA cost advantage relative to the U.S. returned to its historically normal range.

MEG production problems, which affected the global MEG markets in the second half of 2007, had a major impact on China’s polyester raw material costs and production in the fourth quarter. These production problems also impacted U.S. MEG costs. Globally, there was a very tight supply/demand balance for MEG in 2007. This was exacerbated by a series of major MEG plant outages at the two largest MEG producers in the world, which are the major MEG exporters to Asia, particularly China. The first outage occurred at Saudi Arabian Basic Industries Company (Sabic) in Saudi Arabia, followed by an outage at MEGlobal. These outages resulted in a surge in spot MEG prices, followed by increases in contract prices. Since China is a major spot buyer of MEG and spot prices typically lead contract prices, China’s MEG costs became significantly disadvantaged relative to the U.S. during this period. In addition, these plant outages resulted in a significant reduction in MEG available for export to China, which reduced Chinese polyester production. As China moved into a seasonally slower demand period in December 2007 through February 2008, spot MEG prices fell sharply ahead of contract prices, reestablishing China’s raw material cost advantage relative to the U.S.

As illustrated by the following chart, the U.S. polyester raw material cost disadvantage relative to Asia was significantly lower, on average, in 2007 compared to the period following the Gulf Coast hurricanes (September — November 2005) and in 2006. With a more favorable raw material cost position relative to Asia in 2007, the NAFTA PET resin trade balance changed from a net deficit to a net surplus position in the second half of the year (see section below on PET resins).

Global Polyester Chemical Raw Material Costs
January 2005 — February 2008

 * China prices excludes VAT

** Feb. 2008 Far East prices are preliminary.

Source: Chem-Data, PCI (Feb. 2008), Wellman

Note: All industry information presented in Item 1. “Business” includes industry data which are taken from sources we believe to be reliable and may have been modified by us based on our knowledge of the industry.

For additional information on our raw materials, see Item 1A. “Risk Factors.”

PET Resin

Each of our major markets is highly competitive. We compete in these markets primarily on the basis of product quality, price, customer service, and brand identity. The chart below illustrates our primary competitors in North America and their percentages of the total PET resin annual capacity in the North American Free Trade Agreement (NAFTA) region.

2008 NAFTA PET Resin Capacity by Producer

Total Capacity: 10.0 billion pounds
  Source: SBA-CCI (Feb. 2008), Wellman, Inc.

For additional information on competitors, see Item 1A. “Risk Factors.”

We sell our PET resins into a variety of packaging markets whose end products are beverage and food containers. Both North American and global PET resin demand continues to grow, driven by new product applications for PET, conversions from other packaging materials to PET, and the overall growth in beverage and food consumption. The following chart illustrates PET resin consumption in the NAFTA region from 1991 through 2007:

NAFTA PET Resin Consumption

Source: SBA-CCI, Inc. (March 2008)

Numerous factors affect the demand for PET resin, including the substitution of PET for glass, aluminum, paper board and other plastics, consumer preferences and spending, the overall growth in food and beverage consumption, and weather. The PET resin markets have historically displayed price and volume cyclicality. For additional information, see Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General.”

Three major factors which affect PET resin raw material margins are the relative cost and availability of raw materials versus our competitors, particularly in Asia (See “Global Polyester Chemical Raw Material Costs January 2005 — February 2008” chart), the NAFTA net trade balance, which may be affected by the cost and availability of raw materials (See “NAFTA PET Resin Net Trade Balance” chart), and the NAFTA supply/demand balance (also referred to as capacity utilization) (See “NAFTA PET Resin Industry Supply/Demand Balance” chart).

The following chart illustrates the supply/demand balance for the NAFTA PET resin market for the years 2001 through 2007.

NAFTA PET Resin Industry Supply/Demand Balance

Source: SBA-CCI, Inc (March 2008), Wellman, Inc.

The NAFTA PET resin capacity utilization rate decreased to 90% in 2007 from 92% in 2006. The decrease in utilization rates was the result of a large increase in NAFTA PET resin capacity, which exceeded the increase in shipments. In 2007, the NAFTA PET resin market increased capacity by approximately 12% over 2006, with new capacity added by most NAFTA market participants. The largest addition was made by Eastman Chemical Company, which subsequently closed a similar amount of older capacity. Most of the new industry capacity was expected to come on stream in early 2007. However, supply disruptions in isophthalic acid (PIA) and acetic acid (AA), critical additives in the production of PET resin and PTA, respectively, delayed the start-up of most of the net additional capacity until the middle of the second quarter of 2007. These delays kept the NAFTA PET resin supply/demand balance relatively tight through most the first half of 2007. When all the additional capacity entered the market by the third quarter, the NAFTA PET resin market became significantly more competitive and the capacity utilization rate declined.

In 2007, NAFTA PET resin shipments (referred to as demand in the chart above) increased by approximately 9% over 2006. Although NAFTA PET resin consumption growth slowed to a 5.0% rate in 2007, primarily the result of light weighting of PET water bottles, domestic shipments benefited from a significantly improved NAFTA PET resin trade balance due to a more favorable U.S. polyester raw material cost position relative to Asia. The NAFTA PET resin trade balance shifted from a net deficit of 459 million pounds in 2006 to a net surplus of 31 million pounds in 2007, a positive swing of 490 million pounds in the trade balance. The trend in the NAFTA PET resin trade balance is illustrated in the following chart, which shows quarterly PET resin imports, exports and the net trade balance for the years 2004 through 2007.

NAFTA PET Resin Net Trade Balance

All quarters are annualized
Source: U.S. Department of Commerce, Expide Logistics SA de CV, Statistics Canada,
Wellman, Inc. (Feb. 2008)

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

2008 NAFTA Polyester Staple Fiber Capacity

Total Capacity: 2.2 billion pounds

  Source: FEB (2007 Average), Wellman, Inc.

We sell our polyester staple fiber to producers of home furnishing, non-wovens, apparel, and industrial products. Numerous factors affect the demand for polyester staple fiber in our markets, including consumer preferences and spending, and retail sales patterns, which are driven by general economic conditions. The polyester staple fiber markets have historically displayed price and volume cyclicality.

Polyester staple fiber manufacturers in the NAFTA region are impacted by the actions of our competitors, the availability of raw materials, and the difference in raw material costs between the U.S. and Asia, which is a key factor in polyester staple fiber imports. Manufacturers and their customers are also adversely affected by imports of products throughout the textile chain. The Gulf Coast hurricanes in late August and September, 2005 contributed to a significant increase in polyester staple fiber imports in the fourth quarter of 2005 due to the lack of domestic raw materials. Overall polyester staple fiber imports increased in 2006 compared to 2005 due to a large Asian raw material cost advantage over the U.S. Despite a reduction in the Asian raw material cost advantage in 2007, polyester staple fiber imports remained high due to a significant increase in low melt polyester fiber imports from Taiwan. Low melt polyester fiber is produced in limited quantities in the U.S. and is not subject to anti-dumping duties. The following two charts illustrate the growth of polyester staple fiber imports and textile and apparel imports.

Polyester Staple Imports Into the U.S.*
(Annualized)

* Imports do not include Canada and Mexico
Source: U.S. Commerce Department (Feb. 2008)

Textile and Apparel Imports Into the U.S.

% = China’s % of U.S. Textile and Apparel Imports
Source: U.S. Commerce Department (Feb. 2008)

A downturn in the U.S. or the global economy or an increase in imports of textile, apparel or polyester staple fiber products into the U.S. could adversely affect our business. Polyester textile fiber demand also may be influenced by the relative price of substitute fibers, most notably cotton

Another factor which affects the raw material margin of U.S. polyester staple fiber is the supply/demand balance (also referred to as capacity utilization). The decrease in capacity utilization in 2006 was the result of increased imports of polyester staple fiber and downstream textile and apparel imports, primarily from China. The slight increase in capacity utilization in 2007 was the result of a decrease in capacity, primarily the closure of 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006. The following chart illustrates the capacity utilization for the years 2001 through 2007.

U.S. Polyester Staple Fiber Industry Supply/Demand Balance

 Source: Fiber Economics Bureau (FEB) (Jan. 2008), Wellman, Inc.

Recycled-Based Segment

Our recycled-based segment, consisting of our engineering resin business located in Johnsonville, South Carolina, manufactures and markets nylon engineering resin under the Wellamid® and Wellamid Ecolon® brands for use in the injection molding industry.

We are the third largest North American producer of nylon engineering resins. These resins, which are used primarily in automotive applications, are produced using post-industrial, post-consumer, and virgin nylon compounded with various additives (glass, fibers, minerals, fire retardant, etc.) to impart desired performance characteristics. We serve a number of leading automotive original equipment manufacturers with “under the hood” injection molding applications, which are produced according to strict specification. A downturn in the U.S. economy or an increase in imported automobiles could have an adverse impact on our nylon engineering resins business.

The majority of our products were marketed by 11 employees at December 31, 2007. We also utilize representatives or agents for certain sales. Our products are promoted through various market development activities, into a variety of molding markets. We are actively involved with our customers in joint end-use product development efforts to meet their future needs.

During the third quarter of 2006, we announced a plan to close our Johnsonville fibers operation with the intention of improving our operating results, reducing our working capital and lowering overall debt. We closed the 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility during the fourth quarter of 2006 and consolidated all U.S. polyester staple fiber production into our Palmetto facility, located in Darlington, South Carolina, which has an annual capacity of 500 million pounds. The table below, representing certain key financial measurements for our recycled-based segment for the years ending December 31, 2007, 2006 and 2005, includes the financial results of our Johnsonville fibers operation for 2006 and 2005.

	2007	2006(a)	2005(a)
	(In millions)

Net Sales	$64.7	$157.7	$170.4
Segment Profit (Loss)(b)	$(2.7)	$7.7	$8.9
Segment Depreciation and Amortization	$2.2	$6.2	$7.8
Assets	$31.7	$64.2	$98.0
Capital Expenditures	$2.1	$2.8	$3.3

(a)	Revised to reflect discontinued operations.

(b)	The measurement for segment profit (loss) is EBITDA, as defined. For more information, including a reconciliation of segment profit (loss) to loss from continuing operations, see Item 1. “Business.”

Discontinued Operations

On July 26, 2007, we disposed of our European recycled-based fibers business (“WIL”). These assets, which were previously included in our recycled-based segment, met the criteria for, and were classified as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” We received net proceeds of approximately $38 million for the sale of WIL to an affiliate of AURELIUS AG. We recognized a $2.6 million net gain on the sale, which was included in discontinued operations in our Consolidated Statements of Operations.

In the fourth quarter of 2006, we made a decision to dispose of our European PET resins business. These assets, which were previously included in our chemical-based segment, met the criteria for, and were classified as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” An impairment loss of $19.1 million and an expected loss on disposal of $7.4 million were recorded in the fourth quarter of 2006, which resulted in an after tax loss of $25.6 million. On May 31, 2007, we sold our European PET resins business and recorded an additional net loss of $1.0 million. The $26.6 million total net loss attributable to the sale was included in discontinued operations in our Consolidated Statements of Operations.

Capital Investment Program

Our capital expenditures from continuing operations in 2007 were approximately $10.9 million, compared to $26.8 million and $43.7 million for 2006 and 2005, respectively. The following table provides our capital expenditures by major category:

Capital Expenditures

	2007	2006	2005
	(In millions)

Expansion/major cost reductions	$—	$14.5	$34.4
Maintenance of business capital(a)	10.9	12.3	9.3

Total	$10.9	$26.8	$43.7

(a)	Includes environmental, health and safety capital expenditures.

Capital expenditures in 2005 related to our PET resin expansion at our Pearl River facility. This expansion, which began production during the second quarter of 2006, increased our annual PET resin capacity by 300 million pounds at a total capital expenditure of approximately $55.0 million.

Research and Development

At December 31, 2007, we have approximately 38 employees devoted to research, development and technical service activities. Research and development costs for continuing operations were approximately $10.7 million, $11.0 million, and $11.6 million for 2007, 2006, and 2005, respectively.

Employees

The following table provides our approximate number of employees and long-term, independent contractors, at December 31, by year:

	2007	2006	2005	2004	2003

Employees	1,000	1,500	1,900	1,700	1,900
Long-term, Independent Contractors	25	40	80	360	270

Total Personnel	1,025	1,540	1,980	2,060	2,170

At December 31, 2007, the Union of Needle Trades, Industrial and Textile Employees, Hotel Employees and Restaurant Employees represented 95 employees, of which 36 were dues paying members, at our Johnsonville, S.C. operations. This contract expires on July 29, 2008. We believe that relations with our employees are satisfactory.

The decrease in our total number of employees from 2006 is due primarily to our closure of the Johnsonville fibers operations and the sale of our European operations. For additional information on the closure of the Johnsonville fibers operations and the sale of our European operations, see Notes 4 and 7, respectively, to the Consolidated Financial Statements.

Environmental Matters

Our facilities are subject to numerous existing and proposed laws and regulations designed to protect the environment from wastes, emissions and hazardous substances. We believe we are either in material compliance with all currently applicable regulations or are operating in accordance with the appropriate variances and compliance schedules or similar arrangements.

For additional information relating to environmental matters, see Item 7. “Management’s Discussion and Analysis of Financial Position and Results of Operations — Environmental Matters,” Item 1A. “Risk Factors,” and Note 11 to the Consolidated Financial Statements.

Executive Officers of the Registrant

Our current executive officers are as follows:

Name and Age	Position

Thomas M. Duff, 60	Chairman, Chief Executive Officer, and Director
Keith R. Phillips, 53	Vice President, Chief Financial Officer, and Treasurer
Mark J. Ruday, 42	Vice President, Chief Operating Officer
Steven L. Ates, 43	Vice President, Sales and Marketing
Ian K. Shaw, 63	Vice President, Manufacturing and Research & Development
David R. Styka, 45	Vice President, Controller and Chief Accounting Officer
Joseph C. Tucker, 60	Vice President, Raw Material Procurement and Strategic Development

Officers are elected annually by our Board of Directors. Set forth below is certain information with respect to our executive officers.

Thomas M. Duff.  Mr. Duff was elected Chairman in December 1999. Prior to December 1999, he was President and has been CEO since 1985.

Keith R. Phillips.  Mr. Phillips has been Vice President and Chief Financial Officer since October 1993. He was also Treasurer from October 1993 to March 2001 and assumed the role again in March 2007. Mr. Phillips is a certified public accountant.

Mark J. Ruday.  Mr. Ruday has been Vice President, Chief Operating Officer since January 2008. Prior to that, he was Vice President, Business Operations from March 2007 to January 2008. He was Vice President, Chief Accounting Officer and Controller from May 2003 to March 2007, the Business Operations Manager for the US PET Resin business from March 1998 to May 2003, and a controller in the chemical-based business from November 1995 through March 1998.

Steven L. Ates.  Mr. Ates has been Vice President, Sales and Marketing since March 2007. Prior to that, he was Business Manager for our North American PET Resins business and has held various sales and technical positions in our fiber and PET business units.

Ian K. Shaw.  Mr. Shaw has been Vice President, Manufacturing and Research and Development since March 2007. Prior to that, he was the plant manager of our Palmetto facility from 1996 to 2007 and held various positions in quality, technical and manufacturing from 1976 to 1996.

David R. Styka.  Mr. Styka has been Vice President, Controller and Chief Accounting Officer since March 2007. Prior to that, he held various positions, including Director of Tax, in our tax department. Mr. Styka is a certified public accountant.

Joseph C. Tucker.  Dr. Tucker has been Vice President, Raw Material Procurement and Strategic Development since March 2007. Prior to that, he was Vice President of our recycled-based segment from December 1997 to March 2007. He was Vice President and General Manager of our PET Resin-Europe operations from 1995 to 1997.

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

Item 1A.	Risk Factors

In addition to those described under “Forward-Looking Statements” above, the more prominent risks and uncertainties are set forth below. However, this section does not discuss all possible risks and uncertainties to which we are subject, nor can it be assumed necessarily that there are no other risks and uncertainties, which may be more significant to us.

We have substantial liquidity needs and could face liquidity pressure.

At December 31, 2007, our total assets were $503.2 million, total debt was $554.3 million, and our stockholders’ deficit was $185.6 million. On February 22, 2008, Wellman, Inc. and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court and entered into an interim DIP Credit Agreement. Under the DIP Credit Agreement, we can borrow up to $225 million, subject to a Borrowing Base, with a letter of credit sublimit of $40 million. We could face liquidity challenges as we continue to have substantial debt and to have substantial liquidity needs in the operation of our business. Our ability to make interest payments on the debt and to fund capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is dependent upon industry conditions, as well as general economic, financial, competitive, regulatory and other factors beyond our control. Although we expect to continue to have sufficient resources and borrowing capacity under our DIP Credit Agreement, there can be no assurance that we will be able to meet our liquidity needs. For additional discussion regarding our capital resources and liquidity, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

The outcome of our Chapter 11 proceedings could result in a substantial dilution or cancellation of our current outstanding common and preferred stock.

As a result of our voluntary petitions in the United States Bankruptcy Court, our common and preferred stock may become worthless and may be cancelled for no consideration.

We may be unable to obtain additional financing in the future.

Our DIP Credit Agreement prohibits us from directly, or indirectly, incurring, creating, or assuming any additional post-petition indebtedness other than indebtedness arising under the DIP Credit Agreement and the other credit agreements in place at December 31, 2007. In addition, we are required under the DIP Credit Agreement to have a sale order entered by the Bankruptcy Court by July 31, 2008, in form and substance satisfactory to the Administrative Agent and the Lenders, for the sale of our assets. Failure to do so could cause all amounts borrowed under this financing to be due and payable.

Substantially all of our indebtedness contains floating rate interest provisions, which could adversely affect our financial health if interest rates were to rise significantly.

Prior to February 2008, we managed our interest rate risk through the use of hedging agreements. These hedging agreements were repaid as a condition of our entering into the DIP Credit Agreement. Substantially all of our indebtedness contains floating rate interest provisions, which we pay on a current basis. However, interest on such obligations could rise to levels in excess of the cash available to us. If we are unable to satisfy our obligations under our floating rate debt, it could result in a default under our DIP credit agreement.

We may be subject to claims that will not be discharged in the Chapter 11 cases, which could have a material adverse effect on our results of operations and profitability.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and certain debts arising afterwards. With few exceptions, all claims that arose prior to the Petition Date and before confirmation of the plan of reorganization (i) are subject to compromise and/or treatment under the plan of reorganization or (ii) will be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged by the Bankruptcy Court could have an adverse effect on our results of operations and profitability.

Transfers of our equity, or any issuances of equity in connection with our reorganization, may impair our ability to utilize our federal income tax net operating loss carry-forwards in the future.

Under federal income tax law, net operating loss carry-forwards can be utilized to reduce future taxable income subject to certain limitations if we were to undergo an ownership change as defined by the Internal Revenue Code. If an ownership change were to occur as a result of transactions in our stock, our ability to utilize the NOL carry-forwards may be significantly limited.

We depend on our management and employees.

Our success is largely dependent on the skills, experience, and efforts of our people. While we believe that we have excellent depth throughout all levels of management and in all key skill levels of our employees, the loss of the services of one or more members of our senior management or of numerous employees with critical skills could have a negative effect on our business, financial condition and results of operations. If we are not able to attract talented, committed individuals to fill vacant positions when needs arise, it may adversely affect our ability to fully implement our business objectives.

Competition could adversely affect our performance.

Our businesses compete on a variety of factors such as price, product quality, performance or specifications, continuity of supply, customer service, and breadth of product line. Major competitors include diversified industrial companies, which are larger or have greater financial resources. Changes in a competitor’s business behavior may adversely affect our financial performance.

Reduced raw material margins could adversely affect our operating results.

Raw material margin, which is the difference between our net selling price and the cost of our raw materials, is an extremely important factor in determining our operating results. Selling prices are influenced by competition and capacity utilization, which is the demand for product from NAFTA producers divided by total NAFTA industry capacity. Demand for our product is determined principally by our end-use markets, substitution of our product for other products, economic conditions, imports, and our products’ competitive cost position. Supply is determined by worldwide capacity, which is expanding for both PET resin and polyester staple fiber. Any reduction of selling prices, failure to achieve announced selling price increases, or any significant expansion in capacity over demand could reduce our operating results. Any increase in raw material costs (see “Our operations are dependent on the availability and cost of our raw materials” below) without a corresponding increase in selling price would reduce our raw material margins and operating results. A material change in demand, supply, general economic conditions or uncertainties regarding future economic prospects could have a material adverse effect on our operating results.

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

Sales volume is another important factor in determining our operating results. Our sales volume is influenced by competition and customer demand. A material change in demand, supply, or general economic conditions and uncertainties regarding our future economic viability or ownership could have a material adverse effect on our sales volume and negatively impact our unit costs and operating results.

Increases in costs could adversely affect our operating results.

Our inability to maintain our cost structure and efficiently operate our manufacturing facilities may reduce our operating results. In addition, increases in certain non-controllable costs where the expense we incur may change based on external factors may reduce our operating results. Examples of these costs are energy, insurance and tax. Energy costs are impacted by changes in petrochemical costs and, as these increase, our cost of natural gas, electricity, and fuel oil increases and may reduce our operating results by increasing our production costs. Insurance costs change depending on the market and our experience.

Prices and volumes of polyester staple fiber and PET resin imports could adversely impact our margins.

NAFTA manufacturers of polyester staple fiber and PET resin could be severely impacted by imports of fiber, PET resins and textile products, principally from Asian countries. Imports of polyester staple fiber, PET resin and textiles products have already and may continue to decrease our margins. The price and volume of imports have and could continue to significantly impact our operating results.

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

Producers of polyester staple fiber in the United States benefit from anti-dumping duties on certain polyester staple products imported into the U.S. from South Korea, Taiwan, and China. Adverse changes of these anti-dumping determinations could affect the demand and selling price for our polyester staple fiber products and adversely affect our operating results.

The financial condition of our customers impacts our operating results.

Our customers include manufacturers of plastic containers, textile mills, yarn spinners, manufacturers of non-woven fabrics and filled products, and the injection molding industry. One customer represented approximately 16% of our chemical-based segment’s total net sales for 2007 and 15% of our total net sales for 2007. Five customers represented approximately 49% of our chemical-based segment’s total net sales for 2007 and 46% of our total net sales for 2007. Two customers represented approximately 26% of our recycled-based segment’s total net sales for 2007 and 1% of our total net sales for 2007. If our customers have financial difficulties, this could affect our operating results by decreasing our sales and/or resulting in the uncollectibility of accounts receivable.

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

The location, principal products produced and stated annual production capacity of our major manufacturing facilities at December 31, 2007 are set forth in the table below. We have economic ownership of the properties and either own the properties or can acquire title for nominal consideration.

		Stated Annual
		Production Capacity
Location	Principal Products	(In millions of pounds)

Chemical-Based:
Darlington, S.C. (Palmetto)	Solid-stated PET resin	500
Darlington, S.C. (Palmetto)	Amorphous polyester resin	260	(1)
Darlington, S.C. (Palmetto)	Polyester staple fiber	500
Hancock County, MS (Pearl River)	Solid-stated PET resin	860
Recycled-Based:
Johnsonville, S.C.	Nylon engineering resin	70

(1)	This capacity is currently idle, but can be converted into solid-stated PET resin capacity at a minimal per unit capital cost.

Item 3.	Legal Proceedings

We have filed a patent infringement case against Eastman Chemical Company (“Eastman”) (C.A. No. 07-585 (SLR) (D.De.)), alleging they are infringing on two of our patents and requested a temporary restraining order. In response to our suit, Eastman asserted certain counterclaims which seek rulings that our patents are invalid, not infringed and/or unenforceable. Eastman asserted additional counterclaims, seeking relief for alleged acts of unfair competition by us, alleged Lanham Act violations by us and alleged abuse of the judicial process by virtue of our bringing the action. We believe that these claims have little or no merit and will defend them vigorously, as well as vigorously prosecute our case.

Wellman and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. For additional information, see Item 1. Business — “Proceedings under Chapter 11 of the Bankruptcy Code.”

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

Market Information

Our common stock, $.001 par value, (the “Common Stock”) was traded on the New York Stock Exchange (the “NYSE”) under the symbol “WLM” until the NYSE suspended trading of the Common Stock effective December 10, 2007, because we had fallen below the NYSE’s continued listing standards. After the NYSE suspended trading in the Common Stock, the Common Stock began trading on the over-the-counter (“OTC”) electronic bulletin board under the symbol “WMAN.OB”. The following table shows the high and low sales prices and cash dividends paid per share of the Common Stock for the last two fiscal years.

Year	High	Low	Dividend

2007
Fourth Quarter	$2.40	$0.11	$0.00
Third Quarter	$3.65	$1.48	$0.02
Second Quarter	$3.84	$2.93	$0.02
First Quarter	$4.10	$2.58	$0.02
2006
Fourth Quarter	$4.31	$2.82	$0.02
Third Quarter	$4.50	$2.40	$0.02
Second Quarter	$7.14	$3.66	$0.05
First Quarter	$7.46	$5.57	$0.05

We had 824 holders of record as of February 29, 2008.

Based on our operating performance and debt levels, we decreased our dividend as noted above. Any payment of future dividends and the amounts thereof will be dependent upon our emergence from bankruptcy protection, our earnings, our financial requirements, and other factors deemed relevant by our Board of Directors.

“Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for the 2008 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission on or before April 30, 2008 and is incorporated by reference.

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,
	2007	2006(a)	2005(a)	2004(a)	2003(a)
	(In millions, except per share data)

Net sales	$1,134.1	$1,208.3	$1,179.8	$1,104.6	$927.7
Gross profit	$14.0	$34.4	$105.4	$63.1	$63.3
Selling, general and administrative expenses	$43.0	$48.0	$50.2	$46.9	$54.4
Operating loss	$(304.6)	$(77.3)	$(18.4)	$(24.7)	$(141.9)
Interest expense, net	$61.5	$57.2	$45.1	$38.1	$10.1
Loss from continuing operations	$(362.7)	$(96.3)	$(41.8)	$(46.5)	$(97.9)
Earnings (loss) from discontinued operations, net of income taxes (benefit)	$1.4	$(16.1)	$(18.1)	$(3.0)	$(1.0)
Accretion and beneficial conversion charge	$(15.6)	$(14.4)	$(14.2)	$(12.3)	$(10.1)
Net loss attributable to common stockholders	$(376.9)	$(126.8)	$(74.1)	$(61.8)	$(109.0)
Basic and diluted net earnings (loss) per common share:
Net loss attributable to common stockholders from continuing operations	$(11.71)	$(3.47)	$(1.77)	$(1.86)	$(3.42)
Net earnings (loss) attributable to common stockholders from discontinued operations	0.04	(0.50)	(0.57)	(0.09)	(0.03)

Net loss attributable to common stockholders	$(11.67)	$(3.97)	$(2.34)	$(1.95)	$(3.45)

Dividends declared per common share	$0.06	$0.14	$0.20	$0.20	$0.36

	December 31,
	2007	2006(a)	2005(a)	2004(a)	2003(a)
	(In millions)

Balance Sheet Data:
Total assets	$503.2	$993.3	$1,076.5	$1,137.4	$1,098.6
Total debt and contractual obligations	$554.3	$577.3	$498.6	$471.5	$371.0
Stockholders’ (deficit) equity	$(185.6)	$207.1	$316.8	$396.3	$446.3

(a)	Certain amounts have been revised to reflect discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT DEVELOPMENTS

Proceedings Under Chapter 11 of the Bankruptcy Code

On February 22, 2008, Wellman, Inc. (“Wellman” ) and certain of its subsidiaries (collectively, the “Debtors”) listed in the following table filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”):

Wellman, Inc.
Fiber Industries, Inc.
Wellman of Mississippi, Inc.
PTA Resources LLC
Prince, Inc.
ALG, Inc.
Wellman Fibres Ltd.
MRF, Inc.
Warehouse Associates Inc.
MED Resins, Inc.
Carpet Recycling of Georgia Inc.
Josdav, Inc.

The Chapter 11 Cases are being jointly administered under the caption In re Wellman, Inc., et al., Case No. 08-10595 (SMB) (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

We operate largely in a commodities industry. Our financial results are determined largely by sales volume and raw material margins, i.e., the difference between the net selling price of our products and raw material costs related to manufacturing our products. Four main factors determine our margins: raw material availability and pricing; competition; capacity utilization; and customer demand. Adverse trends in each of these factors over the past few years have impaired our profitability. This, together with the significant damage and lost profits caused by hurricane Katrina, the recent alleged infringement of our new patented technology related to our PET resin business, and certain unexpected cash outlays, has reduced our financial resources. After these events we did not have the ability to withstand unexpected raw material disruptions and diminished customer demand. The combination of these events triggered a liquidity crisis for us and we were not able to support our current debt load. This necessitated the commencement of proceedings under Chapter 11 of the Bankruptcy Code. The bankruptcy filing allows Wellman to continue operating its businesses while continuing to pursue a sales process. There is no assurance that the Debtors will be successful in completing a sale or reorganization.

In connection with the Chapter 11 Cases, the Debtors filed a motion seeking Bankruptcy Court approval of a senior secured superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”) among Wellman and certain of its domestic subsidiaries, as borrowers, Deutsche Bank Securities Inc., as sole lead arranger and bookrunner, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, and the lenders that from time to time become party thereto. On February 27, 2008, the Bankruptcy Court entered an interim order approving the DIP Credit Agreement, allowing the Debtors, on an interim basis, to borrow up to $225 million, subject to the Borrowing Base, with a letter of credit sublimit of $40 million.

The proceeds of the loans under the DIP Credit Agreement will be used to, among other things, provide the Debtors with working capital. The DIP Credit Agreement contains certain financial covenants, other covenants and events of default. For additional information on the DIP Credit Agreement, see “Capital Resources and Liquidity” below.

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and other business-related payments necessary to maintain the operation of our businesses. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other “ordinary course” professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

Strategic Alternatives and Sales Process

In October 2007, our Board of Directors announced its decision to explore strategic alternatives. We have engaged Lazard Freres & Co. LLC, an investment bank with extensive experience in chemical mergers and acquisition transactions, to assist with the process. We are pursuing a sales process and are required under the DIP Credit Agreement to have a sale order entered by the Bankruptcy Court by July 31, 2008, in form and substance satisfactory to the Administrative Agent and the Lenders, for the sale of our assets. Failure to do so could cause all amounts borrowed under this financing to be due and payable.

Material Impairment of Assets

Based upon the fair value of our debt and equity at December 31, 2007, we determined that certain of our non-current assets were impaired in the fourth quarter of 2007. We recorded a pretax $292.6 million impairment charge to reflect our non-current assets at fair value, which was lower than cost, at December 31, 2007. The impairment loss was included in our loss from continuing operations for the year ending December 31, 2007.

Sale of European Operations

On July 26, 2007, we disposed of our European recycled-based fibers business (“WIL”). These assets, which were previously included in our recycled-based segment, met the criteria for, and were classified as “held for sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” We received net proceeds of approximately $38 million for the sale of WIL to an affiliate of AURELIUS AG. We recognized a $2.6 million net gain on the sale, which was included in discontinued operations in our Consolidated Statements of Operations.

In the fourth quarter of 2006, we made a decision to dispose of our European PET resins business. These assets, which were previously included in our chemical-based segment, met the criteria for, and were classified as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” An impairment loss of $19.1 million and an expected net loss on disposal of $7.4 million were recorded in the fourth quarter of 2006, which resulted in an after tax loss of $25.6 million. On May 31, 2007, we sold our European PET resins business and recorded an additional net loss of $1.0 million. The $26.6 million total net loss attributable to the sale was included in discontinued operations in our Consolidated Statements of Operations.

For additional information, including a breakdown of the results for discontinued operations, see Note 7 to the Consolidated Financial Statements.

GENERAL

Prior to January 1, 2007, our operations were classified into two reportable operating segments: the Packaging Products Group (PPG) and the Fibers and Recycled Products Group (FRPG). Our PermaClear® polyethylene terephthalate (“PET”) resin was produced by the PPG from purified terephtalic acid (PTA) and monoethylene glycol (MEG). This PET resin was primarily used in the manufacture of plastic beverage bottles and other food packaging. The FRPG produced Fortrel® and other polyester staple fiber that was primarily used in home furnishing, non-woven, apparel and industrial products. This fiber was produced either from PTA and MEG or recycled raw materials. In addition, the FRPG produced Wellamid® and Wellamid Ecolon® nylon engineering resin that is primarily used in the automotive industry.

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

Our chemical-based segment is principally engaged in the manufacturing and marketing of high-quality PermaClear® PET packaging resin and Fortrel® polyester staple fiber. This segment has stated annual operating capacity to manufacture approximately 1.9 billion pounds of polyester, consisting of 1.4 billion pounds of solid-stated PET resin and 0.5 billion pounds of polyester staple fiber. These products, which are produced from PTA and MEG feedstocks, are manufactured at two major production facilities in the United States.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers’ financial condition. We have established an allowance for doubtful accounts based on our evaluation of the credit-worthiness of our customers and the potential risks inherent in their businesses. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, especially in light of the difficult economic conditions facing our customers. These judgments could vary significantly from actual amounts realized, resulting in changes in bad debt expense and allowances. The allowance for doubtful accounts will increase or decrease based on circumstances or specific events impacting customers, including bankruptcy filings and changes in the customers’ financial condition. For the past three years, our write-offs have ranged between $0.2 million and $1.0 million annually. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As disclosed in Note 17 to our Consolidated Financial Statements, five of our customers comprised approximately 45% of our total accounts receivable at December 31, 2007. A downturn in the financial condition of any of these customers may have a negative impact on our financial results. For trade receivables of $132.1 million and $163.3 million at December 31, 2007 and 2006, respectively, our allowances were $3.1 million and $1.9 million, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is recorded based on the purchase price of goods less estimated rebates or credits, and we principally use a first-in, first-out (FIFO) flow of inventory assumption. The physical condition (i.e., quality) of the inventories is also considered in establishing the valuation. Our estimates of rebates, credits and the physical condition of the goods are judgments and the actual results could vary significantly, either favorably or unfavorably. We had approximately 103 and 180 million pounds of polyester equivalent inventory at December 31, 2007 and 2006, respectively. A $0.01 valuation allowance on all our inventories is approximately $1.0 million and $1.8 million for December 31, 2007 and 2006, respectively. Changes in our inventory valuation resulting from such variances would affect our cost of sales. Inventories of $97.0 million and $114.3 million at December 31, 2007 and 2006, respectively, were net of reserves of $2.1 million and $3.2 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less any charges for impairment. Depreciation for assets is provided based on their estimated useful lives and is computed using the straight-line method or the units of production method. Changes in circumstances such as technological advances, changes to our capital strategy, or changes to our business model could result in the actual lives differing from our estimates, in which case our earnings could be affected.

We evaluate the carrying value of long-lived assets when events or changes in circumstances indicate that the carrying value of a fixed asset group may not be recoverable. Such events and circumstances include, but are not limited to, holding assets for sale, significant decreases in the market value of a group of assets, adverse changes in the extent or manner in which the group of assets are being used, significant changes in the business climate, or current or projected cash flow losses associated with the use of a group of assets. If any of the impairment indicators are present or if other circumstances indicate that impairment may exist, we then determine whether an impairment loss should be recognized. We consider the fair market value of the assets as well as an estimate of the future undiscounted cash flows to be derived from the entire facility or site to determine whether or not a potential impairment exists. In estimating the future undiscounted cash flows to be generated by long-lived assets to be held and used, major assumptions and estimates include the expected period of operation, projected product pricing, raw material costs, and market supply and demand. Changes in any of these estimates and assumptions could have a material effect on the estimated future cash flows to be generated by our assets. We consider many factors to determine market value, including the market values of our debt and equity. If the carrying value exceeds the estimate of future undiscounted cash flows or other market value indices, we then calculate and record the impairment, which is equal to the excess of the carrying value of the asset over the estimate of its fair market value.

Based upon the fair value of our debt and equity at December 31, 2007, we determined that certain of our non-current assets were impaired in the fourth quarter of 2007. We recorded a $292.6 million impairment charge to reflect our non-current assets at fair value, which was lower than cost, at December 31, 2007. The impairment loss was included in our loss from continuing operations for the year ending December 31, 2007.

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

Environmental Liability

Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals represent our best estimate of probable non-capital environmental expenditures. Changes in the estimates on which the accruals are based, unanticipated government enforcement actions, or changes in health, environmental, and chemical control regulations and testing requirements could result in higher or lower costs and, therefore, may have an impact on our consolidated financial results in a future reporting period. Estimated future non-capital expenditures for remediation costs range from the minimum of $2.6 million to the maximum of $7.2 million on an undiscounted basis at December 31, 2007. In connection with these contingencies, we have accrued undiscounted liabilities of approximately $5.4 million and $5.1 million at December 31, 2007 and 2006, respectively, which represent our best estimate of probable non-capital environmental expenditures.

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

We manage the assets in our defined benefit plans to obtain the highest possible return over the long-term commensurate with the appropriate level of assumed risk. In order to moderate the investment portfolio’s volatility, we forecast financial market returns over a wide range of potential future economic trends. The expected rate of return on plan assets is a long-term assumption and is reviewed annually. The discount rate reflects the market rate for high-quality fixed income debt instruments at December 31 and is subject to change each year. Holding all other assumptions constant, a hundred basis point (1.0%) change in the assumed rate of return on plan assets for one year would result in an actuarial change in 2008 of approximately $0.5 million. Likewise, a ten basis point (0.1%) change in the discount rate would change our projected benefit obligations by approximately $0.9 million.

During the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains or losses relating to our defined benefit plans. Historically, we amortized actuarial gains and losses using the corridor method as defined by SFAS No. 87, “Employer’s Accounting for Pensions.” We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. Actuarial gains and losses result from differences between the actual results and the assumptions used for the discount rate, return on assets, wage and inflation assumptions, changes in mortality tables and various other assumptions.

The actuarial assumptions we used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While we believe the assumptions used are appropriate, differences in actual experience or changes in assumptions may be material.

ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Changes

In January 2006, we adopted SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB No. 20 and FAS Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined by the Statement as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. We applied the requirements of this Standard to the voluntary accounting change in the method of amortizing actuarial gains or losses related to our defined benefit plans in our first quarter financial statements discussed below.

During the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains or losses relating to our defined benefit plans. Actuarial gains and losses result from differences in the actual results and the assumptions used for the discount rate, return on assets, wage and inflation assumptions, changes in mortality tables and various other assumptions. Historically, we amortized these actuarial gains and losses using the corridor method as defined by SFAS No. 87, “Employers’ Accounting for Pensions.” We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. We believe this method is preferable for the following reasons: 1) the new method eliminates deferrals related to actuarial gains and losses from prior periods and recognizes actual performance in the year incurred; 2) the new method creates consistency among our plans, which will now use the same basis of accounting; and 3) the new accounting method is closer to fair value accounting.

As a result of this change in accounting principle, we adjusted all prior periods. The effects of the change on our Consolidated Statements of Operations for the year ending December 31, 2005, were as follows:

	As	Effect of	As
	Reported(a)	Change(a)	Adjusted(a)
	(In millions, except per share data)

Operating loss	$(3.5)	$(14.9)	$(18.4)
Income tax benefit	$(16.2)	$(5.5)	$(21.7)
Loss from continuing operations	$(32.4)	$(9.4)	$(41.8)
Earnings (loss) from discontinued operations, net of tax	$2.4	$(20.5)	$(18.1)
Net loss	$(30.0)	$(29.9)	$(59.9)
Net loss attributable to common stockholders from continuing operations	$(1.48)	$(0.29)	$(1.77)
Net earnings (loss) attributable to common stockholders from discontinued operations	$0.08	$(0.65)	$(0.57)
Net loss attributable to common Stockholders	$(1.40)	$(0.94)	$(2.34)

(a)	Amounts have been revised to reflect effects of discontinued operations.

The change in accounting principle had the following effects on our Consolidated Balance Sheet at December 31, 2005:

	As	Effect of	As
As of December 31, 2005	Reported	Change	Adjusted
	(In millions)

Accumulated other comprehensive Income	$1.9	$20.3	$22.2
Accumulated deficit	$(41.2)	$(20.3)	$(61.5)
Total stockholders’ equity (deficit)	$316.8	$—	$316.8

Had we not changed our method of recognizing gains and losses, we would have recorded additional pretax expense of $6.3 million ($6.3 million after tax, or $0.20 per diluted share) for the year ended December 31, 2006, related to the amortization of actuarial losses incurred in prior periods. This change in accounting principle does not affect our cash flow or the funding for our pension plans.

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

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes — an interpretation of SFAS No. 109.” This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. A tax position that meets the recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The unrecognized tax benefit is defined as the difference between positions taken in the tax return and the recognized benefit in the financial statements. The effect of adoption was reported as a change in accounting principle. There was no effect on our accumulated deficit at January 1, 2007. We recorded a reduction of approximately $1.8 million in unrecognized tax benefits and an increase in our valuation allowance of approximately $1.8 million. As of January 1, 2007, after adopting FIN 48, we had uncertain tax liabilities of approximately $24.0 million which have been considered in determining the future utilization of tax carry-forwards. We recorded approximately $24.0 million to reflect the benefit of net operating losses and other tax carry-forwards and a corresponding $24.0 million of uncertain tax liabilities. If the tax positions that give rise to these uncertain tax liabilities were favorably resolved, then in our current situation, we would not record any tax benefit in our Statement of Operations unless we received a cash refund because of the corresponding reduction in our valuation allowance. There are an additional $2.0 million of uncertain tax benefits, which, if favorably resolved, would result in a tax benefit in our Statement of Operations. Our policy is to reflect any required interest expense and penalties under FIN 48 as a component of tax expense, and we had $0.2 million accrued for these liabilities at December 31, 2007. Our federal net operating loss carry-forward commenced in 1999 and may be adjusted until it is utilized. Our major state and certain foreign jurisdictions have the potential for adjustments for periods after 2002.

In February 2007, we elected to participate in the Internal Revenue Service’s FIN 48 Initiative to expedite resolution of an uncertain tax position regarding our repatriation of foreign earnings. In September 2007, our settlement with the Internal Revenue Service was finalized after approval by the Joint Committee on Taxation, resulting in a tax benefit of $3.1 million, including interest. The effect of the refund received in October of 2007 is recorded in our Consolidated Statements of Operations as a discrete tax item benefit. Our net deferred tax position remains unchanged as a result of the settlement. Other assets and deferred income taxes, net both decreased by approximately $20 million.

In the third quarter of 2007, we changed our method of depreciation for all machinery and equipment that was depreciated using the straight-line method, with depreciation suspended for periods when assets were idled, to the units of production method, with a minimum depreciation amount recognized when assets are idled. Machinery and equipment located at our Pearl River facility have been and continue to be depreciated using the units of production method. We believe that the units of production method is preferable, since it best matches the consumption of the assets (i.e., depreciation) with the expected benefits derived from the assets. Since this is a change in accounting estimate affected by a change in accounting principle, prior periods were not restated. Had this change been made in the first quarter of 2007, our Loss from continuing operations and Net loss would have decreased by $2.2 million, or $0.07 per diluted share, for the year ended December 31, 2007.

New Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. We do not expect any impact from the adoption of SFAS No. 157 on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure certain financial instruments and other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. This Statement will be effective for fiscal years beginning after November 15, 2007. Any adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative effect adjustment to our accumulated deficit as of the date of initial adoption. We do not expect any impact from the adoption of SFAS No. 159 on our financial condition and results of operations.

RESULTS OF OPERATIONS

2007 to 2006

The following table summarizes reasons for the changes in 2007 compared to 2006 for net sales, cost of sales, and gross profit.

	Chemical-Based	Recycled-Based	Total
	(In millions)

Net Sales
Sales volumes	$19.4	$(93.1)	$(73.7)
Net selling prices	(0.6)	0.1	(0.5)

Increase (decrease) in net sales	18.8	(93.0)	(74.2)

Cost of Sales
Volume effect	19.7	(84.1)	(64.4)
Raw material unit costs	10.2	4.2	14.4
Plant added unit costs	(2.9)	(0.9)	(3.8)

Increase (decrease) in cost of sales	27.0	(80.8)	(53.8)

Decrease in gross profit	$(8.2)	$(12.2)	$(20.4)

The increase in sales volumes in the chemical-based segment occurred due to an increase in our PET resin capacity, resulting from the successful completion of our Pearl River facility expansion in 2006 and the transfer of polyester staple fiber production to our Darlington, South Carolina facility from our Johnsonville, South Carolina location. The decrease in sales volumes in the recycled-based segment is primarily due to our strategic decision to close 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006.

Total cost of sales decreased by $53.8 million in 2007 compared to 2006. Cost of sales in our chemical-based segment increased due to higher volumes and raw material unit costs, reduced by lower plant-added costs.

Significant PET resin capacity additions in the third quarter of 2007 limited the ability to increase prices to match raw material cost increases. This was more than offset by the decrease in cost of sales in our recycled-based segment due to the effect of lower volumes.

As a result of the foregoing, gross profit decreased $20.4 million to $14.0 million in 2007 from $34.4 million in 2006.

Selling, general and administrative expenses decreased $5.0 million to $43.0 million, or 3.8% of net sales, in 2007 compared to $48.0 million, or 4.0% of net sales, in 2006, primarily as a result of our cost reduction efforts.

In the fourth quarter of 2007, we determined that certain of our non-current assets were impaired and recorded an impairment charge to reflect the non-current assets at their fair market value based on the trading value of our debt and equity. The amount of the pretax impairment charge was $292.6 million.

We incurred restructuring charges of $5.6 million in 2007, related to our corporate reorganization and cost reduction programs. For additional information, see Note 8 to the Consolidated Financial Statements.

Other (income) expense, net consisted of the following pretax amounts for the years indicated:

	2007	2006
	(In millions)

Johnsonville fibers closure costs, net (See Note 4)	$(3.1)	$33.3
Goodwill impairment	—	33.4
Hurricane Katrina (proceeds) costs, net	(15.9)	1.4
Legal and settlement costs	(1.9)	—
Gain on sale of assets	(1.4)	—
Proceeds relating to anti-dumping activities, net	(1.0)	(2.0)
Actuarial gains for defined benefit plans (See Notes 2 and 12)	(0.1)	(2.6)
Other	(0.6)	—

	$(24.0)	$63.5

We recorded income of $3.1 million in 2007 from the reduction of accruals associated with our Johnsonville fibers closure resulting primarily from our ability to sell some of the equipment and remaining inventory at prices greater than originally expected. In 2006, we recorded charges of $33.3 million related to the Johnsonville fibers closure, approximately $29.0 million of which were for non-cash items related to asset write-downs. For additional information on the Johnsonville fibers closure, see Note 4 to the Consolidated Financial Statements.

Based on our evaluation of goodwill at October 1, 2006, we recognized expense of $33.4 million during the fourth quarter of 2006, which represented the carrying amount of our goodwill which was allocated to the chemical-based segment. For information on how the impairment was calculated, see Note 6 to the Consolidated Financial Statements.

During 2007, we recorded insurance proceeds, net of expenses related to our hurricane Katrina claim of $15.9 million, compared to costs of $1.4 million in 2006. For additional information related to hurricane Katrina, see Note 6 to the Consolidated Financial Statements.

In addition, other income recorded in 2007 consisted of $1.9 million from the reduction in our accrual for legal and settlement costs, a net gain of $1.4 million from the sale of our fiber assets at our Pearl River facility, net proceeds of $1.0 million related to anti-dumping activities, and $0.1 million of actuarial gains associated with our defined benefit plans. Other income recorded in 2006 consisted of $2.0 million related to anti-dumping activities and $2.6 million of actuarial gains associated with our defined benefit plans. For additional information on our accrual for legal and settlement costs and the net gain from the sale of our fiber assets at our Pearl River facility, see Notes 15 and 6, respectively, to the Consolidated Financial Statements. For additional information on the costs (proceeds) related to anti-dumping activities and the actuarial gains associated with our defined benefit plans, see Notes 6 and 12, respectively, to the Consolidated Financial Statements.

As a result of the foregoing, we reported an operating loss of $304.6 million in 2007 compared to an operating loss of $77.3 million in 2006.

Interest expense, net was $61.5 million in 2007 compared to $57.2 million in 2006. This increase was due to higher average borrowings, higher effective interest rates, and a reduction in capitalized interest in 2007.

Our effective tax rate, excluding discrete tax items, for 2007 on the loss from continuing operations was 0.9% compared to 28.4% on the net loss from continuing operations for 2006. The discrete tax item benefit resulted from the settlement of uncertain tax positions. The $3.1 million tax benefit associated with this discrete item, including interest, was recorded in the third quarter of 2007. With the exception of the discrete tax item, we are unable to provide a tax benefit for federal net operating losses originating in the current year, which affected our tax rate. Our tax rate for 2006 on the loss from continuing operations was affected by a non-deductible impairment loss for goodwill and foreign earnings taxed at favorable tax rates.

On June 27, 2007, the conversion price for the Warburg Pincus preferred stock was set at $6.75. Accretion is the sum of (i) the greater of the stated increase in the liquidation preference or the fair market value of increase of the liquidation preference and (ii) the amortization of the reduction in book value of the preferred stock that resulted from the issuance of warrants. This amount was $15.6 million and $14.4 million for 2007 and 2006, respectively.

As a result of the foregoing, we reported a net loss from continuing operations of $378.3 million, or $11.71 per diluted share, for 2007, compared to a net loss from continuing operations of $110.7 million, or $3.47 per diluted share, for 2006.

During the fourth quarter of 2006, we made a decision to dispose of our European PET resins business, which we sold on May 31, 2007. The net loss on sale was $26.6 million, which included expected losses of $25.6 million, which were recorded in 2006.

During the third quarter of 2007, we made a decision to dispose of our European recycled-based fibers business (“WIL”), which we sold on July 26, 2007. We received net proceeds of approximately $38 million and recognized a net gain of $2.6 million, which was included in discontinued operations in our Consolidated Statements of Operations.

We reported net earnings from discontinued operations of $1.4 million, or $0.04 per diluted share, for 2007, compared to a net loss from discontinued operations of $16.1 million, or $0.50 per diluted share, for 2006. For additional information, including a breakdown of the results for discontinued operations, see Note 7 to the Consolidated Financial Statements.

As a result of the foregoing, we reported a net loss attributable to common stockholders of $376.9 million, or $11.67 per diluted share, for 2007, compared to a net loss attributable to common stockholders of $126.8 million, or $3.97 per diluted share, for 2006.

2006 to 2005

The following table summarizes reasons for the changes in 2006 compared to 2005 for net sales, cost of sales, and gross profit.

	Chemical-Based(a)	Recycled-Based(a)	Total
	(In millions)

Net Sales
Sales volumes	$28.8	$(24.8)	$4.0
Net selling prices	13.1	11.4	24.5

Increase (decrease) in net sales	41.9	(13.4)	28.5

Cost of Sales
Raw material unit costs	79.4	8.1	87.5
Volume effect	25.1	(21.4)	3.7
Plant added unit costs	9.9	(1.6)	8.3

Increase (decrease) in cost of sales	114.4	(14.9)	99.5

Increase (decrease) in gross profit	$(72.5)	$1.5	$(71.0)

(a)	Certain amounts have been adjusted to reflect our voluntary change in accounting principle for recognizing actuarial gains and losses related to our defined benefit plans and revised to reflect discontinued operations.

The increase in sales volumes in the chemical-based segment occurred due to an increase in our PET resin capacity, resulting from the successful completion in June of 2006 of our Pearl River facility expansion (which increased our annual capacity by 300 million pounds) and lower operating capacity in 2005 due to hurricane Katrina. Our sales volumes for the chemical-based segment were also positively impacted by the improved overall industry demand for PET resins. The decrease in volumes in the recycled-based segment is primarily due to our strategic decision to reduce the stated annual polyester staple fiber capacity at our Johnsonville, S.C. facility by approximately 80 million pounds.

Net selling prices increased in both segments in response to higher raw material costs.

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

These changes in selling prices and raw material costs resulted in lower raw material margins during 2006 as compared to 2005 for the chemical-based segment.

Plant-added unit costs were higher in the chemical-based segment compared to 2005 due to depreciation related to the start-up of our Pearl River facility expansion.

Due primarily to volatile raw material costs and our inability to increase and maintain selling prices in response to higher raw material costs, gross profit decreased by $71.0 million to $34.4 million in 2006 from $105.4 million in 2005.

Selling, general and administrative expenses were $48.0 million, or 4.0% of net sales, in 2006 compared to $50.2 million, or 4.3% of net sales, in 2005, primarily due to lower compensation expense because no incentive compensation payments were earned in 2006.

We incurred restructuring charges of $0.6 million in 2005. For additional information, see Note 8 to the Consolidated Financial Statements.

The following table details Other expense, net for 2006 and 2005:

	2006	2005
	(In millions)

Johnsonville fibers closure costs	$33.3	$—
Goodwill impairment	33.4	—
Actuarial (gains) losses	(2.6)	16.2
Legal and settlement costs	—	35.9
Hurricane Katrina costs, net	1.4	24.0
Proceeds relating to anti-dumping activities, net	(2.0)	(3.6)

	$63.5	$72.5

We incurred charges of $33.3 million related to the Johnsonville fibers closure during 2006. Approximately $29.0 million of these charges were for non-cash items related to asset write-downs. The remaining portion of the closure charges were mainly employee restructuring charges. For additional information, see Note 4 to the Consolidated Financial Statements.

Based on our evaluation of goodwill at October 1, 2006, we recognized expense of $33.4 million during the fourth quarter of 2006, which represented the carrying amount of our goodwill which was allocated to the chemical-

based segment. For information on how the impairment was calculated, see Note 6 to the Consolidated Financial Statements.

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

Legal costs consisted of fees, settlements, and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned) and related civil litigation. These amounts were incurred in 2005 when we settled all the federal claims of any direct purchasers of polyester staple fiber. For additional information on legal costs, see Note 15 to the Consolidated Financial Statements.

Hurricane Katrina costs, net consists of expenses incurred related to hurricane Katrina, which include direct damages, inventory loss, railcar damage, fixed costs, infrastructure support, and increased freight costs, net of any reimbursement we received. For additional information on the effect of hurricane Katrina on our operations, see Note 6 to the Consolidated Financial Statements.

In October 2000, the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are paid to the injured companies who file claims to that effect. We received a net cash of $2.0 million and $3.6 million in 2006 and 2005, respectively. The decrease in 2006 is primarily due to a decrease in the volume of imported fiber subject to antidumping duties.

As a result of the foregoing, we reported an operating loss of $77.3 million in 2006, compared to an operating loss of $18.4 million in 2005.

Interest expense, net was $57.2 million in 2006, compared to $45.1 million in 2005. This increase was primarily due to increased interest rates and higher debt balances.

Our effective tax rate for 2006 on the loss from continuing operations was 28.4% compared to 34.2% in 2005. Our tax rate for 2006 on the loss from continuing operations was affected by a non-deductible impairment loss for Goodwill.

We recorded accretion based on the fair market value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. This amount was $14.4 million and $14.2 million for 2006 and 2005, respectively.

As a result of the foregoing, we reported a net loss from continuing operations of $110.7 million for 2006, or $3.47 per diluted share, compared to a net loss from continuing operations of $56.0 million, or $1.77 per diluted share, for 2005.

The loss from discontinued operations, net for both 2006 and 2005 include the results of our European recycled-based fibers business (“WIL”) and our European PET resins business. On July 26, 2007, we disposed of our European recycled-based fibers business (“WIL”). These assets, which were previously included in our recycled-based segment, met the criteria for, and were classified as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” During the fourth quarter of 2006, we made a decision to dispose of our European PET resins business.

We reported a net loss from discontinued operations of $16.1 million, or $0.50 per diluted share, in 2006, compared to a net loss of $18.1 million, or $0.57 per diluted share, in 2005. For additional information, including a breakdown of the results for discontinued operations, see Note 7 to the Consolidated Financial Statements

As a result of the foregoing, we reported a net loss attributable to common stockholders of $126.8 million, or $3.97 per diluted share, for 2006, compared to a net loss attributable to common stockholders of $74.1 million, or $2.34 per diluted share, for 2005.

CAPITAL RESOURCES AND LIQUIDITY

The capital resources and liquidity section has three distinct sections, the first relating to our historical flow of funds, the second relating to our debt obligations at December 31, 2007 and the third discussing our liquidity after filing for Bankruptcy protection on February 22, 2008.

Historical Flow of Funds

Net cash provided by operating activities was $11.0 million for 2007, compared to net cash used in operations of $46.5 million for 2006. The significant use of $46.5 million in cash in 2006 was attributable to additional working capital needed for the start-up of new PET resin capacity at our Pearl River facility in the third quarter of 2006 and the resumption of production at our Pearl River facility following hurricane Katrina.

Net cash used in investing activities amounted to $10.9 million in 2007, compared to $26.8 million in 2006, which consisted entirely of capital expenditures. The decrease in 2007 was due to our completion of the expansion of our PET resin capacity at our Pearl River facility in 2006.

Net cash used in financing activities in 2007 amounted to $24.2 million in 2007 compared to cash provided by operations of $70.7 million in 2006. The net cash used in financing activities in 2007 related to the partial repayment of our Revolving Credit Facility.

Net cash provided by discontinued operations was $24.1 million in 2007 compared to $2.6 million in 2006. The 2007 amount was primarily attributable to the sale of our European fiber operation.

Our Debt at December 31, 2007

The following table describes our debt facilities at December 31, 2007:

TABLE I

					Amounts Available
		Total		Amount	under Committed
Debt Agreement	Maturity	Facility	Commitment	Outstanding	Facilities
	(In millions)

Revolving Credit Facility(1)	May 2011	$225.0	$179.9	$105.2	$74.7
First Lien Term Loan(2)	February 2009	185.0	185.0	185.0	—
Second Lien Term Loan(3)	February 2010	265.0	265.0	263.1	—
Other	N/A	1.0	1.0	1.0	—

Total		$676.0	$630.9	$554.3	74.7

Adjustments(4)					(3.8)

Total Committed Amounts
Available					$70.9

(1)	We had a $225.0 million Revolving Credit Facility, as amended on October 20, 2006 secured by our domestic accounts receivable, domestic inventory and other related intangibles that matured on May 4, 2011. Our borrowing capacity was principally based on our domestic accounts receivable and inventory, less outstanding letters of credit and any liability related to the termination of certain financial instruments, but could not exceed $225.0 million. Pricing on the Revolving Credit Facility was based on our Average Excess Availability as defined in the Revolving Credit Facility and has interest rates of either LIBOR plus 1.25% — 2.00% per annum (currently 1.75%) or the prime lending rate plus 0.25% — 1.00% per annum (currently 0.75%), at our option on outstanding borrowings. Interest payments were generally due at the end of each borrowing period.

(2)	We have a $185.0 million First Lien Term Loan which matures on February 10, 2009, which is primarily secured by our domestic real property, plant and equipment. Our annual interest rate is three-month LIBOR plus 4.00% and is paid quarterly. There is a LIBOR floor of 2.00%.

(3)	We have a $265.0 million Second Lien Term Loan, which matures on February 10, 2010 which is secured by a second lien on substantially all of our assets. Our annual interest rate is three-month LIBOR plus 6.75% and is paid quarterly. There is a LIBOR floor of 2.00%. The amount outstanding is net of the unamortized portion of the original issue discount.

(4)	The adjustments were reductions in the amounts available under the Revolving Credit Facility due to outstanding letters of credit.

At December 31, 2007, we had a total of $150 million in interest rate hedging agreements which were entered into to reduce our exposure to floating rate debt. These are: a three year $50.0 million interest rate cap which provides that for quarterly periods when three-month LIBOR exceeds 6.50% on its reset date, we will receive the difference between the three-month LIBOR and 6.50% for such periods; a two year $50.0 million interest rate swap where we receive three-month LIBOR and pay 5.255% quarterly; and a two year $50.0 million interest rate collar which provides that for quarterly periods when three-month LIBOR exceeds 6.00% on its reset date, we will receive the difference between the three-month LIBOR and 6.00%, and for quarterly periods when three-month LIBOR is less than 3.61% on its reset date, we will pay the difference between the three-month LIBOR and 3.61%. We repaid these interest rate hedging agreements subsequent to year end as a condition of entering into the DIP Credit Agreement and recorded a loss of $2.5 million.

Our Liquidity after Bankruptcy

As previously discussed, on February 22, 2008, Wellman, Inc. (“Wellman”) and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. The filing of the Chapter 11 petitions constituted an event of default, and our primary debt obligations became automatically and immediately due and payable. Therefore all debt obligations are reflected as current liabilities in our Consolidated Financial Statements at December 31, 2007.

In connection with our proceedings under Chapter 11 of the Bankruptcy code, the Debtors filed a motion seeking Bankruptcy Court approval of a senior secured superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”). On February 27, 2008, the Bankruptcy Court entered an interim order approving the DIP Credit Agreement, allowing the Debtors, on an interim basis, to borrow up to $225 million, subject to the Borrowing Base, with a letter of credit sublimit of $40 million. The proceeds of the loans under the DIP Credit Agreement will be used to, among other things, provide the Debtors with working capital. The DIP Credit Agreement shall mature on the earlier of (a) the date that is one year after the Closing Date of our initial borrowings under the DIP Credit Agreement (which was February 27, 2008), (b) the date of a closing of a sale of all or substantially all of our assets pursuant to section 363 of the Bankruptcy Code, (c) the date when all of the loans made pursuant to the DIP Credit Agreement (the “Loans”) have been repaid, all Letters of Credit have terminated or have been cash collateralized at 105% and the commitments have been reduced to zero, (d) the effective date of a Plan of Reorganization confirmed in the Debtors’ bankruptcy cases, with all of the Loans to be repaid as a bullet on such date and all letters of credit to terminate or be cash collateralized at 105% on or before such date or (e) the date that is forty-five days after the Petition Date, which is February 22, 2008, if the final financing order has not been entered by the Bankruptcy Court.

Borrowings under the DIP Credit Agreement are guaranteed by the Debtors. The Lenders have a valid and perfected first priority lien and security interest pursuant to sections 364(c)(2) and 364(d)(1) of the Bankruptcy Code in all of the property of the Debtors and each of the Guarantors, including, without limitation, (a) all shares of capital stock (or other ownership interests) of the Debtors and an appropriate percentage of Wellman’s first-tier foreign subsidiaries and intercompany debt held by any Debtor or Guarantor; (b) all accounts receivable, general intangibles, license rights, inventory and other goods, contracts rights, hedge agreements, documents instruments, indemnification rights, tax refunds, patents, trademarks, trade names, copyrights, chattel paper and insurance proceeds with respect to the foregoing; (c) all real property and interests in real property, including, without limitation, as a lessee thereof; and (d) all proceeds and products of the property and assets described in clauses (a) through (c) above. In connection therewith, the Debtors entered into a Security Agreement, dated as of February 26, 2008 and Deutsche Bank Trust Company Americas, in its capacity as collateral agent for its benefit and the benefit of its lenders and the Administrative Agent under the DIP Credit Agreement.

All loans outstanding under the DIP Credit Agreement shall bear interest, at the Debtor’s option, at rates as follows: (i) at the Prime Rate plus 1.75% per annum; or (ii) at the Adjusted LIBOR Rate plus 2.75% per annum.

Interest payments shall be paid monthly, in arrears for Prime Rate Loans; on the last day of selected interest periods (which shall be 1 month or shorter periods as are available to all Lenders) for LIBOR Loans; and upon prepayment, in each case payable in arrears. Interest shall be calculated on the basis of a 365/366-day year for Prime Rate Loans and a 360-day year for LIBOR Loans.

The DIP Credit Agreement contains certain financial covenants and other covenants. We must maintain a minimum Cumulative EBITDA (cumulative monthly commencing March 1, 2008, and rolling into trailing twelve months) tested as of the last day of the applicable month, with a report due on the fifteenth day after the end of each month, commencing with the first full month following the Petition Date. EBITDA under the DIP Credit Agreement is calculated by adding Earnings (loss) from continuing operations, income tax expense (benefit), interest expense, non-cash charges, and non-recurring fees, cash charges, and other cash expenses made or incurred in connection with entering into the DIP Credit Agreement. The level of Minimum Cumulative EBITDA as set forth in the DIP Credit Agreement is as follows:

Minimum Cumulative
Applicable Month	EBITDA

March 2008	$2.1 million
April 2008	$5.61 million
May 2008	$10.37 million
June 2008	$15.81 million
July 2008	$19.635 million
August 2008	$22.865 million
September 2008	$23.8 million
October 2008	$27.455 million
November 2008	$28.56 million
December 2008	$30.855 million
January 2009	$31.5 million

In addition, we are subject to maximum capital expenditures tested on the last day of each month with carry-forwards of unused amounts. In addition, we cannot, without the prior express written consent of the Agent in its sole discretion in each instance, permit cash expenditures during any four week cash budget period, as defined in the DIP Credit Agreement, to exceed (i) for raw material purchases in the cash budget for such period, 105% of the budgeted amount thereof, and (ii) 110% of the total cash expenditures set forth in the cash budget for such period. There are financial reporting requirements detailed in the covenants, requiring daily, weekly and monthly reporting. Under the DIP Credit Agreement, our future capital expenditures will be limited to a maximum of $1.0 million in any month, with a provision for carryover of 50% of any unused amounts. Other covenants include, but are not limited to the ability of the Administrative Agent to access the Collateral and to perform field examinations and appraisals, in each case, at any time, limitations on other indebtedness, liens, investments, guarantees, no payment of pre-petition indebtedness other than the existing Revolving Facility at December 31, 2007 or as approved by the bankruptcy court, restricted junior payments (including common and preferred dividends and redemptions and payments on subordinated debt), mergers and acquisitions, sales of assets, the issuance and sale of capital stock of subsidiaries, leases, transactions with affiliates, conduct of business, in each case subject to carve-outs. As required by the terms of the DIP we have engaged a Chief Restructuring Officer (“CRO”) and filed an application with the bankruptcy court requesting approval of this engagement. The CRO shall have duties and powers customary for a chief restructuring officer in a Chapter 11 case of this type.

Events of default under the DIP Credit Agreement include the following: (i) the entry of an order dismissing any Debtor’s or Guarantor’s Chapter 11 case or converting any such case to one under Chapter 7, (ii) the entry of an order appointing a Chapter 11 Trustee in any of the Debtor’s or Guarantor’s Chapter 11 cases; (iii) unless the Lenders otherwise agree or the proceeds of a new loan will repay in full in cash the DIP Credit Agreement, the entry of an order granting any other Superpriority Claim or lien equal or superior to that granted to the Administrative Agent for the benefit of the Administrative Agent and the Lenders or to the lenders under the Pre-Petition First Lien Term Loan Facility as adequate protection; (iv) unless all of the Lenders otherwise agree, the entry of an order staying, reversing or vacating the Interim Order or the Final Order, (v) the entry of an order modifying the DIP

Credit Agreement, the Interim Order or the Final Order without the Administrative Agent’s prior written consent; (vi) the entry of an order in any of the Chapter 11 cases appointing an examiner having enlarged powers (beyond those set forth under Bankruptcy Code section 1106(a)(3) and (4)); (vii) failure to make any payment of principal when due or to make any payment of interest or fees within three Business Days of the date when due; (viii) failure to comply with any negative covenants or certain other covenants in the financing documentation, including covenants relating to delivery of the budget, delivery of financial reports, delivery of the borrowing base certificate, access of the Lenders, retention of a CRO and maintenance of bank accounts with the Administrative Agent; (ix) failure to perform or comply with any other term or covenant and such default shall continue unremedied for a period of three (3) days after notice; (x) any representation or warranty shall be incorrect or misleading in any material respect when made; (xi) the business shall materially change or a change in control shall occur; (xii) the entry of an order granting relief from the automatic stay so as to allow a third party to proceed against any material asset or assets; (xiii) the approval by the Bankruptcy Court of the Final Order shall not have occurred within forty-five (45) days after the Petition Date; (xiv) the failure of the Bankruptcy Court to enter an order in form and substance satisfactory to the Administrative Agent and the Lenders, within 90 days of the Petition Date, (A) approving bidding procedures, (B) scheduling bidding deadline, auction date and sale hearing date, and (C) establishing procedures under Section 363 and 365 of the Bankruptcy Code for the sale of our assets; (xv) the failure of the Bankruptcy Court to enter a sale order by July 31, 2008, in form and substance satisfactory to the Administrative Agent and the Lenders, approving the sale of the assets, and providing for the payment in full of the DIP Credit Agreement; (xvi) our failure to close on the sale of the assets within 15 days of the date of entry of the sale order approving such sale; (xvii) the filing of a plan of reorganization which does not provide for the payment in full in cash of the DIP Credit Agreement; (xviii) the institution of any judicial proceeding by or on behalf of any Credit Party seeking to challenge the validity of any portion of the DIP Credit Agreement or the applicability or enforceability thereof or which seeks to void, avoid, limit, or otherwise adversely affect any security interest created by or in relation to the DIP Credit Agreement or any payment made pursuant thereto, or the institution or any such proceeding by any other party and the failure of such action to be dismissed with prejudice within 60 days after the institution of such proceeding; and (xix) the Debtors’ exclusive period to file a chapter 11 plan shall expire or terminate and no proposed chapter 11 plan shall have been filed by a party without the exclusive right to do so.

In addition to our debt commitments at December 31, 2007, we had other commitments and contractual obligations that obligate us to make specified payments in the future. However, one of the results of the voluntary petitions filed under Chapter 11 on February 22, 2008 is that a number of these obligations have been stayed. We repaid our revolving credit agreement with the aforementioned DIP facility so we have listed that obligation separately and its interest payments separately. The following table summarizes the total amounts due as of December 31, 2007 under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments, including interest, are due under the contractual obligations.

TABLE II

	Payments Due by Period
					Greater
					Than
		Less Than	Years 1-3	Years 3-5	5 Years
Contractual		1 Year	(Years 2009	(Years 2011	Years 2013
Obligations	Total	(Year 2008)	& 2010)	& 2012)	& Beyond
	(In millions)

Revolving Credit (see Table I)(5)	$105.2	$105.2	$—	$—	$—
Interest Payments on Revolving Credit Agreement(6)	5.0	5.0	—	—	—
First and Second Lien Term Loans(7)	450.0	450.0	—	—	—
Interest on First and Second Lien Term Loans(8)	12.1	12.1	—	—	—
Operating Leases(9)	48.2	9.3	15.3	12.7	10.9

Total	$620.5	$581.6	$15.3	$12.7	$10.9

(5)	This is the amount payable under our Revolving Credit Facility. As part of our voluntary bankruptcy filing we repaid this with Debtor in Possession financing which is discussed above.

(6)	Interest payments include amounts paid under the Revolving Credit Facility and amounts expected to be paid on the DIP Credit Agreement subsequent to February 22, 2008 through August 15, 2008. As noted in the covenants above, based on the DIP Credit Agreement, we are obligated to close on the sale of our assets by August 15, 2008.

(7)	We have listed the first and second lien loans at their face value and have indicated they are due within one year as a result of the acceleration of the maturity as due to the bankruptcy filing. The amounts they ultimately receive will be a result of the amount and allocation of the proceeds of the sale of the assets in accordance with the Inter-creditor Agreement.

(8)	We believe that the First and Second Lien Term loans are undersecured, and as such we have only included the interest that was paid in February 2008.

(9)	These amounts are as of December 31, 2007 and relate primarily to operating leases for our railcars and computer hardware.

We do not have any material relationships with unconsolidated entities or financial partnerships, often referred to as special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes.

Prior to December 10, 2007, our common stock was listed on the New York Stock Exchange (the “Exchange”), which has prescribed standards that must be met to maintain that listing. As a result of our failure to satisfy the Exchange’s minimum share price continued listing standard and because our market capitalization for our common stock was below $25 million, our common stock was delisted by the Exchange. Our common stock is now traded on the Over the Counter bulletin board. The delisting did not result in a default under any of our debt agreements.

The Bankruptcy Proceedings result in various restrictions on the Debtors’ activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Debtors may conduct or seek to conduct business. The goal of the bankruptcy filing is to allow us to continue operating our businesses until it is sold or reorganized. In order to achieve this goal we are dependent on our customers continuing to their normal purchasing, our suppliers continuing to supply us, and we must remain in compliance with the aforementioned terms of the DIP financing. Therefore, there is no assurance that the Debtors will be successful in completing a sale or reorganization.

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

Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between $2.6 million and $7.2 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $5.4 million and $5.1 million at December 31, 2007 and 2006, respectively, which are reflected as other non-current liabilities in our Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. These non-capital expenditures are expected to be incurred for time periods from 6 to 30 years. For additional information, including changes in the accrued undiscounted liabilities, see Notes 1 and 11 to the Consolidated Financial Statements.

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

DERIVATIVES

We do not hold or issue derivatives for trading purposes. We previously used derivatives to manage our exposure to fluctuations in interest rates. Subsequent to year end, in conjunction with the financing under our DIP credit agreement, we terminated all of our hedging agreements.

INTEREST RATE RISK

In conjunction with our proceedings under Chapter 11 of the Bankruptcy Code, we entered into a senior secured superpriority debtor-in-possession credit agreement (“DIP Credit Agreement”). All loans outstanding under the DIP Credit Agreement bear interest, at either (i) the Prime Rate plus 1.75% per annum; or (ii) at the Adjusted LIBOR Rate plus 2.75% per annum. Based on our expected borrowings under the DIP Credit Agreement through August 2008, a 25 basis point increase in the Adjusted LIBOR Rate or the Prime Rate would result in an increase in interest expense of approximately $0.2 million.

Item 8.	Financial Statements and Supplementary Data

WELLMAN, INC.

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In millions, except per share data)

Net sales	$1,134.1	$1,208.3	$1,179.8
Cost of sales	1,120.1	1,173.9	1,074.4

Gross profit	14.0	34.4	105.4
Selling, general and administrative expenses	43.0	48.0	50.2
Impairment loss	292.6	—	—
Restructuring charges	5.6	—	0.6
Provision for uncollectible accounts	1.4	0.2	0.5
Other (income) expense, net	(24.0)	63.5	72.5

Operating loss	(304.6)	(77.3)	(18.4)
Interest expense, net	61.5	57.2	45.1

Loss from continuing operations before income taxes	(366.1)	(134.5)	(63.5)
Income tax benefit	(3.4)	(38.2)	(21.7)

Loss from continuing operations	(362.7)	(96.3)	(41.8)
Earnings (loss) from discontinued operations, net of income taxes (benefit)	1.4	(16.1)	(18.1)

Net loss	$(361.3)	$(112.4)	$(59.9)

Net loss attributable to common stockholders:
Net loss	$(361.3)	$(112.4)	$(59.9)
Accretion	(15.6)	(14.4)	(14.2)

Net loss attributable to common stockholders	$(376.9)	$(126.8)	$(74.1)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders from continuing operations	$(11.71)	$(3.47)	$(1.77)
Net loss attributable to common stockholders from discontinued operations	0.04	(0.50)	(0.57)

Net loss attributable to common stockholders	$(11.67)	$(3.97)	$(2.34)

Basic and diluted weighted-average common shares outstanding	32.3	31.9	31.7

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
		(Adjusted)
	(In millions, except share data)

ASSETS:
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowance of $3.1 in 2007 and $1.9 in 2006	129.0	161.4
Inventories	97.0	114.3
Prepaid expenses and other current assets	25.0	34.6
Current assets held for sale	—	59.6

Total current assets	251.0	369.9
Property, plant and equipment, at cost:
Land, buildings and improvements	90.4	83.8
Machinery and equipment	336.7	949.8
Construction in progress	5.4	8.7

	432.5	1,042.3
Less accumulated depreciation	190.7	485.1

Property, plant and equipment, net	241.8	557.2
Other assets, net	10.4	33.8
Non-current assets held for sale	—	32.4

	$503.2	$993.3

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$69.7	$80.9
Accrued liabilities	23.3	33.5
Current portion of long-term debt	554.3	0.3
Current liabilities associated with assets held for sale	—	30.3

Total current liabilities	647.3	145.0
Long-term debt	—	577.0
Deferred income taxes and other liabilities	41.5	51.2
Non-current liabilities associated with assets held for sale	—	13.0

Total liabilities	688.8	786.2

Stockholders’ equity (deficit):
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	73.8	67.5
Series B preferred stock, $0.001 par value, 6,700,000 shares authorized, issued and outstanding	109.7	100.4
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 35,372,382 shares issued in 2007 and 35,202,944 in 2006	—	—
Class B common stock, $0.001 par value; 5,500,000 shares authorized; no shares issued	—	—
Paid-in capital	248.6	248.3
Common stock warrants	4.9	4.9
Accumulated other comprehensive (loss) income	(1.4)	28.4
Accumulated deficit	(571.7)	(192.9)
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ (deficit) equity	(185.6)	207.1

	$503.2	$993.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions)

	Series A		Series B						Accumulated	Retained
	Preferred		Preferred		Class A Common			Common	Other	Earnings/
	Stock Issued		Stock Issued		Stock Issued		Paid-In	Stock	Comprehensive	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income/(Loss)	(Deficit)	Stock	Total

Balance at December 31, 2004	4.5	$56.0	6.7	$83.3	34.5	$—	$245.5	$4.9	$37.0	$19.1	$(49.5)	$396.3
Net loss										(59.9)		(59.9)
Currency translation adjustments									(15.7)			(15.7)
Fair value of derivatives									0.9			0.9

Total comprehensive loss												(74.7)
Cash dividends ($0.20 per share)										(6.5)		(6.5)
Accretion		5.7		8.5						(14.2)		—
Issuance of restricted stock, net					0.4		1.7					1.7

Balance at December 31, 2005	4.5	61.7	6.7	91.8	34.9	—	247.2	4.9	22.2	(61.5)	(49.5)	316.8
Net loss										(112.4)		(112.4)
Currency translation adjustments									6.5			6.5
Fair value of derivatives									(0.3)			(0.3)

Total comprehensive loss												(106.2)
Cash dividends ($0.14 per share)										(4.6)		(4.6)
Accretion		5.8		8.6						(14.4)		—
Issuance of restricted stock, net					0.3	—	1.1					1.1

Balance at December 31, 2006	4.5	67.5	6.7	100.4	35.2	—	248.3	4.9	28.4	(192.9)	(49.5)	207.1
Net loss										(361.3)		(361.3)
Currency translation adjustments									(27.3)			(27.3)
Fair value of derivatives									(2.5)			(2.5)

Total comprehensive loss												(391.1)
Cash dividends ($0.06 per share)										(1.9)		(1.9)
Accretion		6.3		9.3						(15.6)		—
Issuance of restricted stock, net					0.2	—	0.3					0.3

Balance at December 31, 2007	4.5	$73.8	6.7	$109.7	35.4	$—	$248.6	$4.9	$(1.4)	$(571.7)	$(49.5)	$(185.6)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Cash flows from operating activities:
Net loss	$(361.3)	$(112.4)	$(59.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations, net of tax	(1.4)	16.1	18.1
Depreciation	41.0	45.9	44.4
Amortization	1.5	1.8	1.7
Amortization of acquisition costs of long-term raw material contract	15.7	15.7	15.7
Amortization in interest expense, net	4.3	4.3	4.2
Deferred income taxes and other	2.4	(39.8)	(23.8)
Actuarial (gains) and losses for defined benefit plans	(0.1)	(2.6)	16.2
Impairment loss on ling-lived assets	292.6	—	—
Goodwill impairment	—	33.4	—
Loss on disposal of assets	(2.0)	31.6	1.3
Changes in assets and liabilities:
Accounts receivable	34.0	(30.9)	33.5
Inventories	18.9	4.8	(19.2)
Prepaid expenses and other current assets	(6.9)	(0.6)	1.6
Accounts payable, accrued liabilities, and other current liabilities	(19.0)	(13.3)	(1.5)
Other	(8.7)	(0.5)	(12.5)

Net cash provided by (used in) operating activities	11.0	(46.5)	19.8

Cash flows from investing activities:
Additions to property, plant and equipment	(10.9)	(26.8)	(43.7)

Net cash used in investing activities	(10.9)	(26.8)	(43.7)

Cash flows from financing activities:
Proceeds from debt	—	77.8	25.2
Repayments of debt	(22.3)	—	—
Debt issuance costs	—	(2.5)	—
Dividends paid on common stock	(1.9)	(4.6)	(6.5)

Net cash provided by (used in) financing activities	(24.2)	70.7	18.7

Discontinued Operations:
Operating activities	(8.1)	4.6	6.2
Investing activities	36.1	(4.1)	(7.8)
Financing activities	(4.0)	2.1	1.2
Effect of exchange rate changes on cash	0.1	—	—

Net cash provided by (used in) discontinued operations	24.1	2.6	(0.4)

Increase (decrease) in cash and cash equivalents	—	—	(5.6)
Cash and cash equivalents at beginning of year	—	—	5.6

Cash and cash equivalents at end of year	$—	$—	$—

Supplemental cash flow data:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$58.4	$54.2	$41.1
Income taxes	$(2.4)	$0.1	$1.0

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(In millions, except share and per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

The Consolidated Financial Statements includes Wellman, Inc. and all of the entities it controls and all material intercompany transactions have been eliminated. After the sale of its European operations, Wellman’s manufacturing operations are all in the United States. When used in these Consolidated Financial Statements, “Wellman”, “we”, “our”, and “us” each refers to Wellman, Inc. and the entities it controls. We are principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin, Fortrel® polyester staple fiber, and Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin. The principal markets for our PET resin are North American manufacturers of various types of plastic containers. The principal markets for our polyester staple fiber are home furnishing, non-woven, apparel, and industrial manufacturers in the United States and Mexico. Wellamid® and Wellamid EcoLon® engineering resin are primarily used in automotive applications in the United States.

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

Accumulated other comprehensive income (loss) is comprised of the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges.

Notes to Consolidated Financial Statements — (Continued)

The components of and changes in other comprehensive income (loss) are as follows:

	Foreign		Accumulated
	Currency	Fair Value	Other
	Translation	of	Comprehensive
	Adjustments	Derivatives	Income/(Loss)

Balance at December 31, 2004	$36.5	$0.5	$37.0
Changes during year (net of taxes of $0.6 million)	(15.7)	0.9	(14.8)

Balance at December 31, 2005	20.8	1.4	22.2
Changes during year (net of taxes of $0.8 million)	6.5	(0.3)	6.2

Balance at December 31, 2006	27.3	1.1	28.4
Changes during year (net of taxes of $0.0 million)	(27.3)	(2.5)	(29.8)

Balance at December 31, 2007	$—	$(1.4)	$(1.4)

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less any impairment charges. Depreciation for assets is provided based on their estimated useful lives and is computed using the straight-line method or the units of production method for all machinery and equipment. Estimated useful lives are 30 to 40 years for buildings and improvements.

We evaluate the carrying value of long-lived assets when events or changes in circumstances indicate that the carrying value of a fixed asset group may not be recoverable. Such events and circumstances include, but are not limited to, holding assets for sale, significant decreases in the market value of a group of assets, adverse changes in the extent or manner in which the group of assets are being used, significant changes in the business climate, or current or projected cash flow losses associated with the use of a group of assets. If any of the impairment indicators are present or if other circumstances indicate that impairment may exist, we then determine whether an impairment loss should be recognized. We consider the fair market value of the assets as well as an estimate of the future undiscounted cash flows to be derived from the entire facility or site to determine whether or not a potential impairment exists. In estimating the future undiscounted cash flows to be generated by long-lived assets to be held and used, major assumptions and estimates include expected period of operation, projected future product pricing, future raw material costs, and market supply and demand. Changes in any of these estimates and assumptions could have a material effect on the estimated future cash flows to be generated by our assets. We consider many factors to determine market value, including the market values of our debt and equity. If the carrying value exceeds the

Notes to Consolidated Financial Statements — (Continued)

estimate of future undiscounted cash flows or other market value indicators, we then calculate and record the impairment, which is equal to the excess of the carrying value of the asset over the estimate of its fair market value.

Based upon the fair value of our debt and equity at December 31, 2007, we determined that certain of our non-current assets were impaired in the fourth quarter of 2007. We recorded a pretax $292.6 million impairment charge to reflect our non-current assets at fair value, which was lower than cost, at December 31, 2007. The impairment loss was included in our loss from continuing operations for the year ending December 31, 2007.

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

Advertising Costs

Advertising costs are expensed as incurred. Such costs for continuing operations were approximately $0.3 million, $0.4 million, and $0.4 million for 2007, 2006, and 2005, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs for continuing operations were approximately $10.7 million, $11.0 million, and $11.6 million for 2007, 2006, and 2005, respectively.

Deferred Debt Costs

Debt issuance costs are amortized using the effective interest method over the life of the associated debt. All debt issuance costs associated with our Debt Agreements at December 31, 2007 were written off in connection with the impairment charge.

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

Notes to Consolidated Financial Statements — (Continued)

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

2.	NEW ACCOUNTING PRONOUNCEMENTS

Accounting Changes

In the third quarter of 2007, we changed our method of depreciation for all machinery and equipment that was depreciated using the straight-line method, with depreciation suspended for periods when assets were idled, to the units of production method, with a minimum depreciation amount recognized when assets are idled. Machinery and equipment located at our Pearl River facility have been and continue to be depreciated using the units of production method. We believe that the units of production method is preferable, since it best matches the consumption of the assets (i.e., depreciation) with the expected benefits derived from the assets. Since this is a change in accounting estimate affected by a change in accounting principle, prior periods were not restated. Had this change been made in the first quarter of 2007, our Loss from continuing operations and Net loss would have decreased by $2.2 million, or $0.07 per diluted share.

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting and financial statement reporting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. A tax position that meets the recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The unrecognized tax benefit is defined as the difference between positions taken in the tax return and the recognized benefit in the financial statements. The effect of adoption was reported as a change in accounting principle. There was no effect on our accumulated deficit at January 1, 2007. We recorded a reduction of approximately $1.8 million in unrecognized tax benefits and an increase in our valuation allowance of approximately $1.8 million. As of January 1, 2007, after adopting FIN 48, we had uncertain tax liabilities of approximately $24.0 million which have been considered in determining the future utilization of tax carry-forwards. We recorded approximately $24.0 million to reflect the benefit of net operating losses and other tax carry-forwards and a corresponding $24.0 million of uncertain tax liabilities. If the tax positions that give rise to these uncertain tax liabilities were favorably resolved, then in our current situation, we would not record any tax benefit in our Statement of Operations unless we received a cash refund because of the corresponding reduction in our valuation allowance. There are an additional $2.0 million of uncertain tax benefits, which, if favorably resolved, would result in a tax benefit in our Statement of Operations. Our policy is to reflect any required interest expense and penalties under FIN 48 as a component of tax expense, and we had $0.2 million accrued for these liabilities at December 31, 2007. Our federal net operating loss carry-forward commenced in 1999 and may be adjusted until it is utilized. Our major state and certain foreign jurisdictions have the potential for adjustments for periods after 2002.

In February 2007, we elected to participate in the Internal Revenue Service’s FIN 48 Initiative to expedite resolution of an uncertain tax position regarding our repatriation of foreign earnings. In September 2007, our settlement with the Internal Revenue Service was finalized after approval by the Joint Committee on Taxation, resulting in a tax benefit of $3.1 million, including interest. The effect is recorded in our Consolidated Statements of Operations as a discrete tax item benefit. The refund was received in October 2007. Our net deferred tax position remains unchanged as a result of the settlement. Other assets and deferred income taxes, net both decreased by approximately $20 million.

In January 2007, we adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This Statement primarily resolves certain issues addressed in the implementation of FASB Statement No. 133 concerning beneficial interest in securitized financial assets and is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of the year of adoption. The adoption of SFAS 155 did not have a material effect on our Statements of Operations or financial position.

Notes to Consolidated Financial Statements — (Continued)

In January 2006, we adopted SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB No. 20 and FAS Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is defined by the Statement as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. We applied the requirements of this Standard to the voluntary accounting change in the method of amortizing actuarial gains or losses related to our defined benefit plans in our first quarter financial statements discussed below.

During the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains or losses relating to our defined benefit plans. Actuarial gains and losses result from differences in the actual results and the assumptions used for the discount rate, return on assets, wage and inflation assumptions, changes in mortality tables and various other assumptions. Historically, we amortized these actuarial gains and losses using the corridor method as defined by SFAS No. 87, “Employers’ Accounting for Pensions.” We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. We believe this method is preferable for the following reasons: 1) the new method eliminates deferrals related to actuarial gains and losses from prior periods and recognizes actual performance in the year incurred; 2) the new method creates consistency among our plans, which will now use the same basis of accounting; and 3) the new accounting method is closer to fair value accounting.

As a result of this change in accounting principle, we adjusted all prior periods. The effects of the change on our Consolidated Statements of Operations for the year ending December 31, 2005, were as follows:

	As	Effect of	As
	Reported(a)	Change(a)	Adjusted(a)
	(In millions, except per share data)

Operating loss	$(3.5)	$(14.9)	$(18.4)
Income tax benefit	$(16.2)	$(5.5)	$(21.7)
Loss from continuing operations	$(32.4)	$(9.4)	$(41.8)
Earnings (loss) from discontinued operations, net of tax	$2.4	$(20.5)	$(18.1)
Net loss	$(30.0)	$(29.9)	$(59.9)
Net loss attributable to common stockholders from continuing operations	$(1.48)	$(0.29)	$(1.77)
Net earnings (loss) attributable to common stockholders from discontinued operations	$0.08	$(0.65)	$(0.57)
Net loss attributable to common Stockholders	$(1.40)	$(0.94)	$(2.34)

(a)	Amounts have been revised to reflect effects of discontinued operations.

The change in accounting principle had the following effects on our Consolidated Balance Sheet at December 31, 2005:

	As	Effect of	As
As of December 31, 2005	Reported	Change	Adjusted
	(In millions)

Accumulated other comprehensive Income	$1.9	$20.3	$22.2
Accumulated deficit	$(41.2)	$(20.3)	$(61.5)
Total stockholders’ equity	$316.8	$—	$316.8

Had we not changed our method of recognizing gains and losses, we would have recorded additional pretax expense of $6.3 million ($6.3 million after tax, or $0.20 per diluted share) for the year ended December 31, 2006,

Notes to Consolidated Financial Statements — (Continued)

related to the amortization of actuarial losses incurred in prior periods. This change in accounting principle does not affect our cash flows or the funding for our pension plans.

On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires us to recognize the over-funded or under-funded status of our defined benefit postretirement plans (other than a multiemployer plan), measured as of the our year end, as assets or liabilities in our Consolidated Balance Sheet and to recognize changes in that funded status, net of tax, in the year in which the changes occur through comprehensive income. Because of our change in accounting method in the first quarter of 2006 for recognizing actuarial gains and losses, the adoption of SFAS No. 158 did not affect our Statements of Operations or financial position.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In December 2005, our Board of Directors voted to vest the remaining unvested options granted in August 2003 with an exercise price of $10.44 under the Wellman, Inc. Amended and Restated 1997 Stock Option Plan. As a result, there was no impact to our financial statements from the adoption of this Statement.

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

New Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. It will be effective for fiscal years beginning after November 15, 2007. We do not expect any impact from the adoption of SFAS No. 157 on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure certain financial instruments and other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. This Statement will be effective for fiscal years beginning after November 15, 2007. Any adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative effect adjustment to our accumulated deficit as of the date of initial adoption. We do not expect any impact from the adoption of SFAS No. 159 on our financial condition and results of operations.

Notes to Consolidated Financial Statements — (Continued)

3.	INVENTORIES

Inventories related to continuing operations consist of the following:

	December 31,
	2007	2006
	(In millions)

Raw materials	$29.7	$40.7
Finished and semi-finished goods	63.0	70.7
Supplies	4.3	2.9

	$97.0	$114.3

4.	JOHNSONVILLE FIBERS CLOSURE

During the third quarter of 2006, we announced a plan to close the Johnsonville fibers operation. In the fourth quarter of 2006, we closed 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility and consolidated all of our U.S. polyester staple fiber production into our Palmetto facility, located in Darlington, South Carolina. In the second and third quarters of 2007, certain other assets located at our Johnsonville facility were sold.

During the year ended December 31, 2006, we recorded total charges in our recycled-based segment related to the Johnsonville fibers closure of $33.3 million, approximately $29.0 million of which had no cash impact. The charges consisted of the following:

(In millions)

Impairment on asset disposals	$13.6
Impairment on assets held-for-sale	8.2
Inventory write-downs	6.7
Employee restructuring charges	3.9
Miscellaneous	0.9

$33.3

In 2007, we reduced our accruals associated with the Johnsonville fibers closure and recorded income of approximately $3.1 million, resulting primarily from our ability to sell some of the equipment and remaining inventory at prices greater than originally expected.

Notes to Consolidated Financial Statements — (Continued)

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

Employee
Restructuring
Charges
(In millions)

Accrual during third quarter
of 2006	$4.1
Payments during 2006	(1.6)
Adjustments to initial accrual	(0.2)

Remaining accrual at December 31, 2006	2.3
Payments during 2007	(2.2)
Adjustments to initial accrual	(0.1)

Remaining accrual at December 31, 2007	$—

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2007	2006
	(In millions)

Payroll, compensation, and benefits	$6.4	$6.9
Interest	8.2	8.7
Accrued legal & professional accruals	1.8	6.1
Property and other taxes	1.6	3.2
Restructuring reserves	0.3	2.3
Other	5.0	6.3

	$23.3	$33.5

The decrease in accrued liabilities from December 31, 2006 is primarily the result of payments in 2007 related to legal & professional accruals.

Notes to Consolidated Financial Statements — (Continued)

6.	OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
		(Adjusted)	(Adjusted)

Johnsonville fibers closure costs, net	$(3.1)	$33.3	$—
Goodwill impairment	—	33.4	—
Legal and settlement costs	(1.9)	—	35.9
Hurricane Katrina costs, net	(15.9)	1.4	24.0
Actuarial (gains) losses for defined benefit plans	(0.1)	(2.6)	16.2
Gain on sale of assets, net	(1.4)	—	—
Proceeds relating to anti-dumping activities, net	(1.0)	(2.0)	(3.6)
Other	(0.6)	—	—

	$(24.0)	$63.5	$72.5

During the fourth quarter of 2006, we closed our Johnsonville fibers operation and consolidated all of our U.S. polyester staple fiber production into our Palmetto facility, located in Darlington, South Carolina, which has an annual capacity of 500 million pounds. Our recycled-based segment recorded total charges related to the Johnsonville fibers closure of $33.3 million, approximately $29.0 million of which had no cash impact. In 2007, we recorded income of $3.1 million from the reduction of accruals associated with our Johnsonville fibers closure, resulting primarily from our ability to sell some of the equipment and remaining inventory at prices greater than expected. For additional information, see Note 4.

During the fourth quarter of 2006, we recognized an impairment charge of $33.4 million, which represented the carrying amount of our chemical-based segment’s goodwill at October 1, 2006. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we used a two step test to measure the amount of goodwill impairment loss to be recognized. The first step of the goodwill impairment test, used to identify potential impairment, compared the fair value of a reporting unit with its carrying amount, including goodwill. Since the carrying amount of the reporting unit exceeded its fair value, we compared the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Since the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized for the excess.

Legal costs consisted of fees, settlements, and other expenses in connection with an investigation by the Department of Justice (which it has since abandoned) and related civil litigation. During 2005, we recorded pre-tax charges totaling $35.9 million arising from the settlement of the federal class action lawsuits of direct purchasers alleging that we engaged in price fixing and customer allocation relating to the sales of polyester staple fiber. The $35.9 million charge represented our best estimate of total costs at December 31, 2005, including all agreed upon settlements as well as the future costs to defend or settle any remaining litigation including state claims by indirect purchasers. We have entered into settlement agreements with all of the federal direct purchaser lawsuits. These agreements contain releases of all claims against us or any of our directors and employees arising from alleged price fixing and market allocation through the date of the settlement. These settlements cover virtually all of the polyester staple fiber sold in North America from April 1999 to July 2005. We reduced the accrual by $1.9 million in 2007. We are continuing to provide information in on-going investigations against other producers of polyester staple fiber. For additional information, see Note 15.

On August 27, 2005, we shut down our Pearl River facility in Hancock County, Mississippi, in anticipation of hurricane Katrina. The damages caused by the hurricane resulted in a temporary shutdown of the entire facility. The actual damages included direct damage to the plant site; fixed costs incurred during the shutdown period; incremental freight costs above our normal freight expense due to the disruption in rail service; infrastructure

Notes to Consolidated Financial Statements — (Continued)

support to maintain an adequate living environment both for our employees and contract workers; inventory spoilage; rail car damage; and monthly lease cost related to rail cars that were damaged and inoperable. In addition to these costs, hurricane Katrina also delayed the completion of our PET resin expansion at our Pearl River facility. As a result of this and 2 and 1/2 months of lost production, we incurred a substantial amount of lost profits.

The facility re-started production in two phases. One production line, with an annual capacity of 280 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, restarted at the end of November, 2005. As of December 31, 2007, we have incurred total costs of $32.2 million. We have received $22.7 million of insurance proceeds attributable to hurricane Katrina, and recorded a receivable of $0.7 million at December 31, 2007, for additional amounts received in the first quarter of 2008. These proceeds, which are included in net cash used in operating activities in our Consolidated Statements of Cash Flows, were used to pay down debt.

During the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains or losses relating to our defined benefit plans. We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. For information on the effects of the accounting change, see Note 2.

In 2007, we sold the fiber assets at our Pearl River facility and recorded a net gain of approximately $1.4 million.

In October 2000, the U.S. Congress enacted the Continued Dumping and Subsidy Offset Act of 2000 (the “CDO”). Under the CDO, any anti-dumping duties collected are generally distributed in the fourth quarter to injured companies who file claims to that effect. We also incurred legal charges with respect to anti-dumping duties and have netted them with the proceeds.

7.	DISCONTINUED OPERATIONS

On July 26, 2007, we disposed of our European recycled-based fibers business (“WIL”). These assets, which were previously included in our recycled-based segment, met the criteria for, and were classified as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” We received net proceeds of approximately $38 million for the sale of WIL to an affiliate of AURELIUS AG. We recognized a $2.6 million net gain on the sale, which was included in discontinued operations in our Consolidated Statements of Operations.

In the fourth quarter of 2006, we made a decision to dispose of our European PET resins business. These assets, which were previously included in our chemical-based segment, met the criteria for, and were classified as “held for sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” An impairment loss of $19.1 million and an expected net loss on disposal of $7.4 million were recorded in the fourth quarter of 2006, which resulted in an after tax loss of $25.6 million. On May 31, 2007, we sold our European PET resins business and an additional net loss of $1.0 million was recorded in 2007. The $26.6 million total net loss attributable to the sale was included in discontinued operations in our Consolidated Statements of Operations.

During the third quarter of 2007, we have provided tax expense for the earnings of our foreign subsidiaries, which is offset by the recognition of a tax benefit for federal net operating losses. Foreign earnings were previously considered to be permanently reinvested outside the United States.

After the 2007 reclassification for discontinued operations, total assets held for sale at December 31, 2006, were as follows:

WIL	$92.0
European PET resins business	—

$92.0

Notes to Consolidated Financial Statements — (Continued)

Assets held for sale at December 31, 2006, were comprised of the following:

Accounts receivable, net	$29.3
Inventories	29.3
Prepaid expenses and other current assets	1.0

Total current assets held for sale	59.6

Property, plant and equipment, net	32.2
Other assets and deferred income taxes, net	0.2

Total non-current assets held for sale	32.4

Total assets held for sale	$92.0

After the 2007 reclassification for discontinued operations, liabilities associated with assets held for sale at December 31, 2006, were as follows:

WIL	$32.6
European PET resins business	10.7

$43.3

Liabilities associated with assets held for sale at December 31, 2006, were comprised of the following:

Accounts payable	$14.3
Accrued liabilities	16.0

Total current liabilities associated with assets held for sale	30.3

Long-term debt	2.4
Deferred income taxes and other liabilities	10.6

Total non-current liabilities associated with assets held for sale	13.0

Total liabilities associated with assets held for sale	$43.3

Results for discontinued operations for the years ended December 31, 2007 and 2006, respectively, consisted of the following:

	WIL		European PET Resins
	2007	2006	2007	2006
		(In millions)

Net sales	$76.4	$123.7	$33.0	$82.6

Earnings (loss) from discontinued operations before income tax benefit	$1.0	$14.1	(0.9)	$(3.2)
Income tax expense (benefit)	0.3	1.5	—	(0.1)

Gain (loss) from discontinued operations, net	0.7	12.6	(0.9)	(3.1)

Gain (loss) on disposal of business and impairment charge to record assets at fair value less costs of disposal	3.0	—	(1.0)	(26.5)
Income tax expense (benefit)	0.4	—	—	(0.9)

Net gain (loss) on disposal of business and impairment loss to record assets at fair value less costs of disposal	2.6	—	(1.0)	(25.6)

Net earnings (loss) from discontinued operations, net	$3.3	$12.6	$(1.9)	$(28.7)

Notes to Consolidated Financial Statements — (Continued)

8.	RESTRUCTURING CHARGES

Research & Development Realignment

During the fourth quarter of 2007, we adopted a plan to realign our research and development efforts. In an effort to identify and implement lower cost manufacturing processes and strategies and improve overall efficiency and cost, we recorded a total charge of $2.6 million related to our chemical-based segment. These costs were reflected in our operating loss in our Consolidated Statement of Operations. Severance and contract termination costs represented $0.4 million of the charge, and the remainder of $2.2 million represented the write-down of assets no longer used in operations. The following represents changes in the restructuring accrual:

Severance
Accrual
(In millions)

Accruals recorded in fourth quarter of 2007	$0.4
Payments in 2007	(0.1)

Accrual balance at December 31, 2007	$0.3

2007 Organizational Restructuring

During the first quarter of 2007, we restructured our organization to improve our ability to deliver high-quality, value added products to our customers and to operate with a more efficient cost structure. By combining our chemical-based operations into one segment, we were able to eliminate duplicate costs. As part of this reorganization, our chemical-based segment recorded a severance accrual of $2.9 million, which was reflected in Operating loss in our Consolidated Statements of Operations. The following represents changes to this accrual since the plan was adopted:

Severance
Accrual
(In millions)

Accruals recorded in 2007	$2.9
Payments in 2007	(2.8)
Adjustments to accruals during 2007	(0.1)

Accrual balance at December 31, 2007	$—

Reduction of Polyester Staple Fiber Capacity

During the second quarter of 2005, we implemented a strategic plan to reduce the stated annual polyester staple fiber capacity located at our Johnsonville, S.C. facility by approximately 80 million pounds. In conjunction with this plan, our recycled-based segment recorded a total charge of $0.6 million. Severance costs represented $0.4 million and equipment that was permanently shut down represented $0.2 million of the charge. At December 31, 2005, $0.1 million was accrued and $0.3 million was paid by the end of 2005. There were no adjustments to the liability. The remaining balance of $0.1 million was paid out in the first quarter of 2006.

Notes to Consolidated Financial Statements — (Continued)

9.	BORROWING ARRANGEMENTS

Our debt at December 31, 2007 and 2006, respectively, consisted of the following:

	December 31,
	2007	2006
	(In millions)

$225.0 Revolving Credit Facility	$105.2	$128.0
$185.0 First Lien Term Loan	185.0	185.0
$265.0 Second Lien Term Loan	263.1	262.2
Other	1.0	2.1

Total debt	554.3	577.3
Less current portion	554.3	0.3

Total long-term debt	$—	$577.0

Our material Debt Agreements at December 31, 2007, consisted of the following:

•	a $225.0 million Revolving Credit Facility, as amended on October 20, 2006 secured by our domestic accounts receivable, domestic inventory and other related intangibles that matures on May 4, 2011. Our borrowing capacity was principally based on our domestic accounts receivable and inventory, less outstanding letters of credit and any liability related to the termination of certain financial instruments, but cannot exceed $225.0 million. Pricing on the Revolving Credit Facility was based on our Average Excess Availability as defined in the Revolving Credit Facility and has interest rates of either LIBOR plus 1.25%-2.00% per annum (currently 1.75%) or the prime lending rate plus 0.25%-1.00% per annum (currently 0.75%), at our option on outstanding borrowings. Interest payments were due at the end of each borrowing period.

•	a $185.0 million First Lien Term Loan that matures on February 10, 2009 and has an annual interest rate of three-month LIBOR plus 4.00% paid quarterly, and

•	a $265.0 million Second Lien Term Loan that matures on February 10, 2010 and has an annual interest rate of three-month LIBOR plus 6.75% paid quarterly.

The First and Second Lien Term Loans have a LIBOR floor of 2.00%. We may elect to pre-pay the First Lien Term Loan at par. The Second Lien Term Loan was issued at a 2% discount, and we may elect to pre-pay this loan at par.

Our Borrowing Base under the Revolving Credit Facility was determined by the amount of eligible accounts receivable and inventory. The Revolving Credit Facility is collateralized by a first lien on our domestic accounts receivable, inventory, and related intangibles. The First Lien Term Loan is primarily collateralized by a first lien in our domestic real property, plant and equipment. The Second Lien Term Loan is collateralized by a second lien in substantially all of our domestic assets.

On October 20, 2006, we amended our Revolving Credit Facility to facilitate the issuance of mandatory convertible debt and to clarify and correct terms in the May 2006 document.

These Debt Agreements at December 31, 2007, contained financial and restrictive covenants. The terms of our Revolving Credit Facility required that we maintain Availability (as defined in our Revolving Credit Facility) of at least $45.0 million or maintain a Fixed Charge Coverage Ratio of at least 1.0:1.0. As of December 31, 2007, our Fixed Charge Coverage Ratio under the Revolving Credit Facility was less than 1.0 to 1.0. The Fixed Charge Coverage Ratio, as defined under the Revolving Credit Facility, is the sum of the prior four quarters’ earnings (loss) from continuing operations before interest, taxes, non-cash charges (primarily depreciation and amortization), extraordinary gains or losses and non-recurring and non-operational items divided by the sum of cash taxes, cash interest expense, capital expenditures and certain payments related to our equity for the same period. There are

Notes to Consolidated Financial Statements — (Continued)

other restrictions which include limitations on capital expenditures, asset sales and dispositions, the incurrence or guarantee of additional debt, acquisitions, certain payments and investments, affiliate and subsidiary transactions, payment of dividends, repurchase of stock, and excess cash.

Subsequent to year end, on February 22, 2008, we filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The chapter 11 cases are being jointly administered under the caption In re Wellman, Inc., et al., Case No. 08-10595 (SMB) (the “Chapter 11 Cases”). The filing of the Chapter 11 petitions constituted an event of default and our primary debt obligations became automatically and immediately due and payable. We, therefore, classified all debt obligations as current at December 31, 2007.

In connect with proceedings under Chapter 11 of the Bankruptcy Code, the Debtors, including Wellman, Inc., filed a motion seeking Bankruptcy Court approval of a senior secured superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”) among Wellman and certain of its domestic subsidiaries, as borrowers, Deutsche Bank Securities Inc., as sole lead arranger and bookrunner, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, and the lenders that from time to time become party thereto. The DIP Credit Agreement provides for a first priority secured revolving credit commitment of up to $225 million. The proceeds of the loans under the DIP Credit Agreement will be used to, among other things, provide the Debtors with working capital.

The DIP Credit Agreement contains certain financial covenants, other covenants and events of default. These covenants include, but are not limited to, a minimum EBITDA each month, an acceptable cash budget, and a limit on the amount permitted for capital expenditures in any month. In addition, the DIP Credit Agreement does not allow the debtors to incur additional indebtedness, liens, guarantees, or to make any restricted payments. For additional information on our proceedings under Chapter 11 of the bankruptcy Code, see Note 19.

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

These interest rate hedging agreements were repaid subsequent to year end when we entered into the DIP Credit Agreement. We recorded a loss of $2.5 million associated with these agreements.

We capitalized interest of $2.4 million during 2006 and 2005, respectively, as part of the cost of capital projects under construction. As a result of the impairment charge, no interest was capitalized in 2007. Interest expense (net) includes interest income of $0.4 million, $0.6 million, and $0.7 million for 2007, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements — (Continued)

10.	INCOME TAXES

For financial reporting purposes, the Loss from continuing operations before income taxes for the years presented is as follows:

	Years Ended December 31,
	2007	2006	2005
		(Adjusted)	(Adjusted)
	(In millions)

United States	$(367.1)	$(134.9)	$(64.0)
Foreign	1.0	0.4	0.5

	$(366.1)	$(134.5)	$(63.5)

Significant components of the income tax benefit from continuing operations are as follows:

	Years Ended December 31,
	2007	2006	2005
		(Adjusted)	(Adjusted)
	(In millions)

Current:
Federal	$(3.1)	$—	$—
State	0.1	0.1	0.1
Foreign	—	—	—

	$(3.0)	$0.1	$0.1

Deferred:
Federal	$0.2	$(36.7)	$(21.8)
State	(0.6)	(1.6)	—
Foreign	—	—	—

	(0.4)	(38.3)	(21.8)

	$(3.4)	$(38.2)	$(21.7)

The current federal tax benefit of $3.1 million is the result of an IRS refund from the settlement of an uncertain tax position related to the repatriation of foreign earnings under the American Jobs Creation act of 2004. The refund, including interest, was received and recorded in the third quarter of 2007. Our net deferred tax position remains unchanged as a result of the settlement; Other assets and deferred income taxes, net both decreased by approximately $20 million.

Notes to Consolidated Financial Statements — (Continued)

The difference between the benefit for income taxes computed at the statutory income tax rate on Loss from continuing operations is explained as follows:

	Years Ended December 31,
	2007	2006	2005
		(Adjusted)	(Adjusted)

Computed at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.0	0.9	(0.1)
Differences in income tax rates between the United States and foreign countries	0.1	0.1	0.2
IRS Refund from settlement of uncertain tax position	0.8	—	—
Valuation Allowance	(32.9)	—	—
Goodwill	—	(8.7)	—
Credits	0.2	0.8	0.4
Other, net	(2.3)	0.3	(1.3)

Effective tax rate	0.9%	28.4%	34.2%

We are unable to provide a tax benefit for federal net operating losses originating in the current year which affected our tax rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of these differences are as follows:

	December 31,
	2007	2006
	(In millions)

Depreciation	$64.7	$182.4
Foreign	—	3.8
Other	6.8	3.0

Total deferred tax liabilities	71.5	189.2
Foreign repatriation	—	20.3
Other	6.3	9.3

Total deferred liabilities	77.8	218.8

Domestic carry-forward	225.1	214.9
Foreign carry-forward	—	3.5
Other	13.1	21.6

Total deferred tax assets	238.2	240.0
Valuation allowance	(168.6)	(29.4)

Net deferred tax assets	69.6	210.6

Net deferred liabilities	$8.2	$8.2

At December 31, 2007, we had a federal net operating loss (NOL) of approximately $499.0 million available for carry-forward, which begins to expire in 2019, and approximately $8.0 million of federal tax credit carry-forwards, which begin to expire in 2018. Additionally, we had approximately $788.0 million of state NOLs available for carry-forward that begin to expire in 2008. The valuation allowance, which is primarily attributable to federal and state NOLs and federal tax credits, increased by $139.2 million during 2007. The increase is primarily attributable to the inability to benefit current year NOLs. Tax contingencies are considered as an income source for

Notes to Consolidated Financial Statements — (Continued)

future utilization of the federal NOL. Any future settlement or release of the tax contingencies will result in a need to reassess the valuation allowance.

During the third quarter of 2007, we provided tax expense for the earnings of our foreign subsidiaries, which was offset by the recognition of a tax benefit for federal net operating losses. Foreign earnings were previously considered to be permanently reinvested outside the United States.

Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes” as disclosed at Note 2, “Accounting Changes.”

At December 31, 2007, we had uncertain tax liabilities of approximately $2.0 million which have been considered in determining the future utilization of tax carry-forwards. We recorded approximately $2.0 million to reflect the benefit of net operating losses and other tax carry-forwards and a corresponding $2.0 million of uncertain tax liabilities. If the tax positions that give rise to these uncertain tax liabilities were favorably resolved, then in our current situation, we would not record any tax benefit in our Statement of Operations unless we received a cash refund because of the corresponding reduction in our valuation allowance. There are an additional $4.0 million of uncertain tax benefits, which, if favorably resolved, would result in a tax benefit in our Statement of Operations.

A reconciliation of the beginning and ending amount of uncertain tax benefits as of December 31, 2007 was as follows:

(In millions)

Balance at January 1, 2007	$25.6
Settlements	(19.6)
Reductions related to expirations of statute of limitations	(0.5)
Additions for current year tax positions	0.6
Reductions for prior year tax positions	(0.1)

Balance as of December 31, 2007	$6.0

11.	ENVIRONMENTAL MATTERS

Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. As discussed in Note 1, our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between $2.6 million and $7.2 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $5.4 million and $5.1 million at December 31, 2007 and 2006, respectively, which are reflected as other non-current liabilities in our Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. These non-capital expenditures are expected to be incurred for time periods from 6 to 30 years. We do not expect to incur any significant future capital expenditures related to environmental matters.

The final resolution of these contingencies could result in actual expenses that are different than current accruals, and, therefore, could have an impact on our consolidated financial results in a future reporting period. However, we believe the ultimate outcome will not have a significant effect on our consolidated results of operations and financial position.

Notes to Consolidated Financial Statements — (Continued)

The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	2007	2006	2005
	(In millions)

Balance at beginning of year	$5.1	$6.6	$7.0
Changes in remediation cost estimates	0.9	(1.3)	—
Expenditures	(0.6)	(0.2)	(0.4)

Balance at end of year	$5.4	$5.1	$6.6

The changes in remediation cost estimates, which are included in our Operating loss in our Consolidated Statements of Operations, were primarily the result of more current information as to the expected costs associated with groundwater remediation at two of our South Carolina plants.

There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.

12.	RETIREMENT PLANS

We have defined benefit plans and defined contribution pension plans that cover substantially all employees. One defined contribution plan (The Wellman, Inc. Retirement Plan) provides for employer contributions based on the earnings of eligible employees. Expense related to this defined contribution plan amounted to $3.8 million, $4.5 million, and $4.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. In conjunction with our cost reduction initiatives, certain employer contributions were suspended in 2004. Certain of these employer contributions were reinstated, effective January 1, 2005.

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

As disclosed in Note 2, during the first quarter of 2006, we voluntarily changed our accounting principle for recognizing net actuarial gains or losses relating to our defined benefit plans. Actuarial gains and losses result from differences in the actual results and the assumptions used for the discount rate, rate of return on assets, wage and inflation assumptions, changes in mortality tables and various other assumptions. Historically, we amortized these actuarial gains and losses using the corridor method as defined by SFAS No. 87, “Employers’ Accounting for Pensions.” We are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations. We believe this method is preferable for the following reasons: 1) the new method eliminates deferrals related to actuarial gains and losses from prior periods and recognizes actual performance in the year incurred; 2) the new method creates consistency among our plans, which will now use the same basis of accounting; and 3) the new accounting method is closer to fair value accounting.

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

Notes to Consolidated Financial Statements — (Continued)

We use a December 31 measurement date for all of our defined benefit plans. The following summarizes the amounts with respect to all the defined benefit plans that are reflected on our financial statements:

	2007	2006
	(In millions)

Consolidated Balance Sheets:
Non-current accrued benefit cost recognized on Consolidated Balance Sheets	$16.3	$23.0

	2007	2006	2005

Consolidated Statements of Operations:
Net periodic pension cost (income)	$0.0	$(1.8)	$16.4

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

The significant weighted-average assumptions were as follows:

	2007	2006	2005

Discount rate	5.30%	5.00%	5.75%
Expected return on plan assets	7.50%	7.50%	8.25%
Rate of compensation increase	—	—	—

Notes to Consolidated Financial Statements — (Continued)

The components of net periodic cost were as follows:

	2007	2006	2005
	(In millions)

Service Cost	$0.2	$0.6	$0.5
Interest Cost	3.5	3.4	3.2
Expected return on plan assets	(3.6)	(3.2)	(3.5)
Actuarial (gain) loss	(0.1)	(2.6)	16.2

Net periodic pension cost (income)	$—	$(1.8)	$16.4

Projected Benefit Obligations

The following are the principle assumptions that were used to compute the projected benefit obligation at the end of 2007 and 2006.

	2007	2006

Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.40%	5.30%
Rate of compensation increases	—	—

The following table summarizes change in the projected benefit obligation for these years:

	2007	2006
	(In millions)

Change in benefit obligation:
Projected Benefit obligation at beginning of year	$70.0	$71.3
Service cost	0.2	0.5
Interest cost	3.5	3.4
Actuarial gain	(1.1)	(1.4)
Benefits paid	(4.1)	(3.8)

Projected Benefit obligation at end of year	$68.5	$70.0

III. Plan Assets

Our weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	2007		2006
		% of		% of
(In millions)		Total		Total

Equity securities	$31.8	60.9%	$29.6	63.0%
Debt securities	20.0	38.3	17.4	37.0
Other	0.4	0.8	—	—

Total	$52.2	100.0%	$47.0	100.0%

Investment Policies

In determining our long-term rate of return on plan assets, our objective is to obtain the highest possible return over the long-term commensurate with the appropriate level of assumed risk. In order to moderate the investment portfolio’s risk and volatility, we develop a forecast of financial market returns over a wide range of potential future economic trends.

Notes to Consolidated Financial Statements — (Continued)

Our investment policies and asset allocation resulted in the following change in our plan assets.

	2007	2006
	(In millions)

Change in plan assets:
Fair value of plan assets at beginning of year	$47.0	$43.9
Actual return on plan assets	2.6	4.4
Employer contributions	6.7	2.5
Benefits paid	(4.1)	(3.8)

Fair value of plan assets at end of year	$52.2	$47.0

IV.	Funded Status

Our plans had the following funded status at the end of each year as indicated in the table below. As a result of our change in accounting for actuarial gains and losses described above, the funded status is the non-current accrued benefit cost reflected on our balance sheet at December 31, 2007 and 2006, respectively.

	2007	2006
	(In millions)

Projected benefit obligation at end of year	$68.5	$70.0
Fair value of plan assets at end of the year	52.2	47.0

Funded status accrued at the end of the year	$(16.3)	$(23.0)

V.	Accumulated Benefit Obligations

The accumulated benefit obligation for our defined benefit pension plans was $68.5 million and $70.0 million at December 31, 2007 and 2006, respectively. When the plan assets are less than the accumulated benefit obligation a minimum pension liability must be reflected in other comprehensive income. The following is the calculation of that amount.

	2007	2006
	(In millions)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$68.5	$70.0
Accumulated benefit obligation	$68.5	$70.0
Fair value of plan assets	$52.2	$47.0

VI.	Cash Flows

Contributions

We contributed $6.7 million to our defined benefit plans in 2007. Our minimum required contributions for 2008 total $4.0 million. Because of our financial condition, the extent to which we can make future contributions has not been determined.

Notes to Consolidated Financial Statements — (Continued)

Estimated Future Benefit Payments

The following benefit payments for our defined benefit plans, which reflect expected future service, as appropriate, are expected to be paid:

(In millions)

2008	$4.6
2009	$4.5
2010	$4.5
2011	$4.5
2012	$4.5
Years 2013-2017	$23.6

VII.	Recognition of Actuarial Gains and Losses

Historically, we amortized these actuarial gains and losses for our domestic plans using the corridor method as defined by SFAS No. 87, “Employers’ Accounting for Pensions.” Based on our change in accounting principle for recognizing actuarial gains and losses in 2006, we are now recognizing the net actuarial gains or losses in the fourth quarter of the year they are incurred in conjunction with our annual actuarial valuations.

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

The initial liquidation preference of the Preferred Stock was $126.0 million, increasing by 8.5% per year compounded quarterly for the first five years unless our consolidated net income for 24 consecutive quarters (excluding any changes in accounting principle after September 30, 2002, any beneficial conversion charges and any preferred stock dividends) is greater than $160.0 million. If that occurs, the accretion rate will become 7.25% and the holders of the Preferred Stock will participate with the common stock dividend. After June 27, 2008, the holders of the Preferred Stock will be able to elect to receive cash dividends or continue to increase their liquidation preference. The rate will increase to 8.75% per year compounded quarterly at that time. If the holders of the Preferred Stock are not participating in the common stock dividend, or if the common stock dividend is less than $0.045 per share per quarter, then the rate will increase to 10% per year compounded quarterly. The Preferred Stock is also entitled to participate in any extraordinary dividends, and if there is a change of control within the first five years, then the liquidation preference of the Preferred Stock is adjusted as if it had been owned for five years. On June 27, 2007, the conversion price of the Preferred Stock was set at $6.75 per share.

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

Notes to Consolidated Financial Statements — (Continued)

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

At our 2004 annual meeting, our stockholders approved the implementation of a new Wellman, Inc. Restricted Stock Plan (New Restricted Stock Plan). Pursuant to the New Restricted Stock Plan, directors and certain employees are eligible to receive awards of restricted common stock shares (Restricted Awards). The terms of the restrictions and the awards are at the sole discretion of the Compensation Committee. A total of 1,000,000 shares of common stock were reserved for issuance under the New Restricted Stock Plan. On June 28, 2004, 125,000 Restricted Awards were issued to employees. The initial restriction term was two years and the fair market value of the common stock on the date of issuance was $7.99 per share. At December 31, 2007, restrictions related to 119,709 Restricted Awards had lapsed and 5,291 Restricted Awards were forfeited before the restrictions lapsed. On March 14, 2005 (2005 Grant) and January 13, 2006 (2006 Grant) Restricted Awards of 395,000 and 243,000 respectively were granted to employees. The Restricted Awards vest over five years with provisions for accelerated vesting if certain targets are achieved. The fair market value of the common stock on the date of issuance of the 2005 Grant and 2006 Grant was $15.15 per share and $6.87 per share, respectively. At December 31, 2007, restrictions lapsed related to 158,000 shares of the 2005 Grant and 42,249 Restricted Awards were forfeited before the restrictions lapsed. At December 31, 2007, restrictions lapsed related to 48,600 shares of the 2006 Grant and 33,503 Restricted Awards were forfeited before the restrictions lapsed. On February 27, 2007 and April 2, 2007, Restricted Awards of 193,500 and 47,500 respectively were granted to employees. The restriction term was two years and the fair market value of the common stock on the date of issuance was $3.18 per share and $3.67 per share, respectively. At December 31, 2007, 7,810 Restricted Awards related to the February 27, 2007 Grant were forfeited before the restrictions lapsed. On May 16, 2006 (2006 Director’s Grant) and May 16, 2007 (2007 Director’s Grant), Restricted Awards totaling 16,000 shares and 12,000 shares respectively were granted to directors (2,000 shares each). The Restricted Awards vest over five years with provisions for accelerated vesting if certain targets are achieved. The fair market value of the common stock on the date of the 2006 Director’s Grant and the 2007 Director’s Grant was $5.01 per share and $3.08 per share, respectively. At December 31, 2007, Restricted Awards from the 2006 Director’s Grant totaling 4,000 shares were forfeited before the restrictions lapsed and restrictions lapsed related to 2,400 shares.

We also have a deferred compensation and restricted stock plan (Restricted Stock Plan). Pursuant to the Restricted Stock Plan, certain officers and directors are required to defer a certain portion of their compensation and could elect to defer additional compensation that is exchanged for restricted stock. Shares granted are subject to certain restrictions on transferability. The exercise price for restricted stock awards granted is 85% of the average of the highest and lowest sales prices of the common stock as reported on the New York Stock Exchange on the last day of the prior calendar quarter and on each of the 15 days before and after that date. A total of 1,000,000 shares of common stock are reserved for issuance under the Restricted Stock Plan. As of December 31, 2007 a total of 360,115 shares of restricted stock had been awarded pursuant to the Restricted Stock Plan and the restrictions have not lapsed on 1,111 of these shares. During 2005, participants purchased 2,095 shares of restricted common stock at an average price per share of $8.89. The amount of non-cash compensation expense associated with purchases during 2005 was not material.

Although no stock options have been granted to employees since 2003, we have stock option plans for certain employees (the Plans) that authorize the grant of non-qualified stock options (NQSOs). For all options granted in connection with the Plans, the option period extends for 11 years from the date of grant with the shares vesting at 20% per year over the first five years. The exercise price for options granted prior to 1998 is equal to the fair value of our common stock at the date of grant. For options granted after 1997, the exercise price is equal to the average of

Notes to Consolidated Financial Statements — (Continued)

the highest and lowest sales prices of our common stock over a period of 20 days prior to the date of the grant. In addition, we have a Directors’ Stock Option Plan. Each year through 2004, each eligible director was granted an option for 1,000 shares on the eighth business day after we publicly announced our annual earnings. In 2007 and 2006, the Directors voted not to grant any of these options. The option period extends for 11 years from the grant date with the shares being 100% vested one year after the grant date. The exercise price is equal to the average of the highest and lowest sales price of our common stock over a period of 20 days prior to the date of the grant.

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

Pro forma information regarding net earnings (loss) and earnings (loss) per common share was required by SFAS No. 123, which also required that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. There were no options granted in 2007, 2006 or 2005.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information follows:

2005
(In millions, except
per share amounts)

Net loss attributable to common stockholders, as reported	$(74.1)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.7)

Pro forma net loss attributable to common stockholders	$(74.8)

Net loss attributable to common stockholders per share:
Basic net loss per common share, as reported	$(2.34)
Basic net loss per common share, pro forma	$(2.36)
Diluted net loss per common share, as reported	$(2.34)
Diluted net loss per common share, pro forma	$(2.36)

Notes to Consolidated Financial Statements — (Continued)

A summary of our stock option activity and related information for the three years ended December 31, 2007 follows:

		Weighted
		Average Price
	Shares	per Share

Outstanding December 31, 2004	2,829,018	16.33
Exercised	(22,880)	9.66
Cancelled/Forfeited	(214,880)	26.38

Outstanding December 31, 2005	2,591,258	15.55
Cancelled/Forfeited	(246,570)	21.58

Outstanding December 31, 2006	2,344,688	14.92
Cancelled/Forfeited	(476,470)	16.85

Outstanding December 31, 2007	1,868,218	$14.55

At December 31, 2007, 2006, and 2005, options for 1,868,218, 2,344,688, and 2,591,258 shares, respectively, were exercisable. At December 31, 2007, 1,389,715 shares were available for future option grants. The following summarizes information related to stock options outstanding at December 31, 2007:

Range of exercise prices	$8.02-$15.24	$16.61-$18.94

Number outstanding at December 31, 2007	884,743	983,475
Weighted-average remaining contractual life	4.7	3.1
Weighted-average exercise price of options outstanding	$11.31	$17.48
Number exercisable at December 31, 2007	884,743	983,475
Weighted-average exercise price of options exercisable	$11.31	$17.48

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

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share for the years indicated:

	2007	2006(a)	2005(a)
	(In millions)

Numerator for basic and diluted net loss attributable to common stockholders per common share:
Loss from continuing operations	$(362.7)	$(96.3)	$(41.8)
Accretion(b)	(15.6)	(14.4)	(14.2)

Net loss attributable to common stockholders from continuing operations	(378.3)	(110.7)	(56.0)
Net loss attributable to common stockholders from discontinued operations	1.4	(16.1)	(18.1)

Net loss attributable to common stockholders	$(376.9)	$(126.8)	$(74.1)

Denominator:
Denominator for basic net loss attributable to common stockholders per common share — weighted-average shares	32.3	31.9	31.7
Effect of dilutive securities:
Employee stock options and restricted stock	—	—	—
Preferred stock — if converted(c)	—	—	—

Denominator for diluted net loss attributable to common stockholders per common share — adjusted weighted-average shares	32.3	31.9	31.7

(a)	These amounts were revised to reflect discontinued operations. For additional information on discontinued operations, see Note 7.

(b)	Accretion is recorded based on the fair market value of the increase in the liquidation preference of the preferred stock. The 2005 amount included $0.9 million primarily recorded in the first quarter of 2005 which was the amount that the fair market value of the accretion exceeded the book value of the accretion based on the value of the underlying stock.

(c)	These shares were not included in the EPS calculation, since their effect would have been anti-dilutive, but may be included under the if-converted method in future calculations. For additional information, including the liquidation preference of the preferred stock, see Note 13.

15.	COMMITMENTS AND CONTINGENCIES

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

Notes to Consolidated Financial Statements — (Continued)

industry. Ten of these cases were brought as class actions. Direct and indirect purchasers also brought a class action against Wellman and certain other companies in Canada under Canadian law. All of these cases have been settled.

In addition to the cases discussed above, indirect purchasers of polyester staple fiber products filed 41 purported class actions alleging violations of federal antitrust laws, state antirust or unfair competition laws and certain state consumer protection acts in one federal court and various state courts. Each lawsuit alleged a conspiracy to fix prices of polyester staple fiber products. In addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. These cases were filed in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Michigan, New Mexico, North Carolina South Dakota, Tennessee, West Virginia and Wisconsin and sought damages of unspecified amounts, attorneys’ fees and costs and other, unspecified relief. All of these cases have been settled, and the respective courts have approved the settlements. These settlements are now final and we have been dismissed from all of the settled cases. Certain employees may be required to testify in cases involving other entities related to this investigation.

We vehemently deny that we or our employees engaged in price fixing or customer allocation

The following represents changes in accrued legal and settlement liabilities related to the above-mentioned federal and class action lawsuits:

	For the Year Ended
	December 31,
	2007	2006
	(In millions)

Balance at beginning of period	$3.6	$4.9
Adjustments to accruals	(1.9)	—
Payments	(1.4)	(1.3)

Balance at end of period	$0.3	$3.6

We have filed a patent infringement case against Eastman Chemical Company (“Eastman”) (C.A. No. 07-585 (SLR) (D.De.)), alleging they are infringing on two of our patents and requested a temporary restraining order. In response to our suit, Eastman asserted certain counterclaims which seek rulings that our patents are invalid, not infringed and/or unenforceable. Eastman asserted additional counterclaims, seeking relief for alleged acts of unfair competition by us, alleged Lanham Act violations by us and alleged abuse of the judicial process by virtue of our bringing the action. We believe that these claims have little or no merit and will defend them vigorously, as well as vigorously prosecute our case.

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

We lease office space, railcars, machinery, and vehicles under operating lease agreements that contain scheduled rent increases or escalation clauses and renewal options. Approximate minimum rental commitments under noncancelable leases during each of the next five years and thereafter are as follows: 2008 — $9.3 million; 2009 — $8.1 million; 2010 — $7.3 million; 2011 — $6.5 million; 2012 — $6.2 million; and thereafter $10.9 million.

Rent expense for cancelable and noncancelable operating leases was $8.3 million, $8.6 million and $7.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements — (Continued)

16.	DERIVATIVES AND FINANCIAL INSTRUMENTS

At December 31, 2007, we utilized derivatives, principally an interest rate swap, an interest rate cap, and an interest rate collar, to enhance our ability to reduce our exposure to floating rate debt. These contracts hedge balances for periods consistent with the related exposures. We do not utilize financial instruments for trading or other speculative purposes.

At December 31, 2006 and the first five months of 2007, we had a total of $150.0 million in interest rate swaps, designated as cash flow hedges and used to reduce our exposure to floating rate debt. These matured in June and July of 2007.

At December 31, 2007, we had a total of $150 million in interest rate hedging agreements which were entered into during 2007 to reduce our exposure to floating rate debt as follows: a three year $50 million interest rate cap, which provides that for quarterly periods when three-month LIBOR exceeds 6.50% on its reset date, we will receive the difference between the three-month LIBOR and 6.50% for such periods; a two year $50.0 million interest rate swap where we will receive three-month LIBOR and pay 5.255% quarterly; and a two year $50.0 million interest rate collar which provides that for quarterly periods when three-month LIBOR exceeds 6.00% on its reset date, we will receive the difference between the three-month LIBOR and 6.00%, and for quarterly periods when the three-month LIBOR is less than 3.61% on its reset date, we will pay the difference between the three-month LIBOR and 3.61%. These interest rate hedging agreements were designated as cash flow hedges.

On December 31, 2007 and 2006, our balance sheets reflected net assets and liabilities of $(1.4) million and $0.2 million, respectively, representing the fair market value of the interest rate hedging agreements. A net loss (gain) of $1.4 million and $(1.1) million at December 31, 2007 and 2006, respectively, was reported as a component of other comprehensive income (loss). This amount will be realized when the underlying amount is recognized in earnings. We recognized $0.8 million and $1.6 million of income during 2007 and 2006, respectively, as a result of the ineffectiveness associated with these interest rate hedging agreements. These amounts were recorded as a reduction of interest expense in our net loss from continuing operations for those years.

Subsequent to year end, these hedging agreements were repaid when we entered into a DIP Credit Agreement. We recorded a loss of $2.5 million when the agreements were repaid. For additional information on the proceedings under Chapter 11 of the Bankruptcy Code and terms of the DIP Credit Agreement, see Note 19.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of interest rate contracts described above and in Note 9 and temporary cash investments and trade accounts receivable. The counterparties to the contractual arrangements are a diverse group of major financial institutions with which we also have other financial relationships. We are exposed to credit losses in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the other parties, and no material loss would be expected from nonperformance by any one of such counterparties. We place our temporary cash investments with financial institutions with high credit ratings. Concentration of credit risk with respect to trade accounts receivable is managed by an in-house professional credit staff or is insured. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Five of our customers comprised approximately 45% of our total accounts receivable at December 31, 2007. A down turn in the financial condition of any of these customers may have a negative impact on our financial results of operations.

Fair Value of Financial Instruments

The following methods and assumptions were used by us in estimating our fair value disclosures for financial instruments.

Cash and cash equivalents, accounts receivable and accounts payable: The carrying amounts reported in the consolidated balance sheets approximate their fair value.

Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes the carrying amounts and estimated fair values of our financial instruments at December 31, 2007 and 2006:

	2007		2006(a)
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Nonderivatives
Cash and cash equivalents	$—	$—	$—	$—
Accounts receivable	129.0	129.0	161.4	161.4
Accounts payable	69.7	69.7	80.9	80.9
Borrowing arrangements	554.3	388.7	577.3	530.5
Derivatives — receive (pay):
Cash flow hedges	(1.4)	(1.4)	0.2	0.2

(a)	Amounts adjusted to reflect discontinued operations.

17.	OPERATING SEGMENT AND GEOGRAPHIC AREAS

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

Our recycled-based segment manufactures and markets Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin for use in the injection molding industry.

EBITDA, as defined, is the primary financial measure used by our Chief Operating Decision Maker (i.e., our Chief Executive Officer) to assess performance and allocate resources. As such, EBITDA, as defined, is the financial measurement under our internal financial reporting structure used to report segment profit (loss) under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Intersegment transactions, which are not material, have been eliminated. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies in Note 1.

One customer represented approximately 16% and 17% of the chemical-based segment’s total net sales for 2007 and 2006, respectively, and 15% of our total net sales for 2007 and 2006, respectively. Five customers represented approximately 49% of our chemical-based segment’s total net sales for 2007 and 46% of our total net sales for 2007. These five customers comprised 45% of our total accounts receivable at December 31, 2007. Two

Notes to Consolidated Financial Statements — (Continued)

customers represented approximately 26% of our recycled-based segments total net sales for 2007 and 1% of our total net sales for 2007. The unexpected loss of any of these customers may result in a temporary reduction in net sales and profitability.

On July 26, 2007, we sold our European recycled-based fibers business (“WIL”), previously included in our recycled-based segment, to an affiliate of AURELIUS AG. In the fourth quarter of 2006, we made a decision to dispose of our European PET resins business, which was previously included in our chemical-based segment. These assets, which were classified as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” were sold on May 31, 2007. The results of operations for these subsidiaries have been reclassified to discontinued operations in all periods. For additional information on discontinued operations, see Note 7.

	Chemical-	Recycled-
	Based	Based
	Segment	Segment	Total
	(In millions)

2007
Net sales	$1,069.4	$64.7	$1,134.1
Segment profit (loss)	$31.8	$(2.7)	$29.1
Assets	$446.4	$31.7	$478.1
Amortization and depreciation from continuing operations	$56.0	$2.2	$58.2
Capital expenditures for continuing operations	$8.8	$2.1	$10.9
2006(a)
Net Sales	$1,050.6	$157.7	$1,208.3
Segment profit	$46.9	$7.7	$54.6
Assets	$791.4	$64.2	$855.6
Amortization and depreciation from continuing operations	$57.2	$6.2	$63.4
Capital expenditures for continuing operations	$24.0	$2.8	$26.8
2005(a)
Net Sales	$1,009.4	$170.4	$1,179.8
Segment profit	$115.2	$8.9	$124.1
Assets	$781.2	$98.0	$879.2
Amortization and depreciation from continuing operations	$54.0	$7.8	$61.8
Capital expenditures for continuing operations	$40.4	$3.3	$43.7

(a)	Reflects our change in accounting principle (See Note 2) and discontinued operations (See Note 7).

Notes to Consolidated Financial Statements — (Continued)

Following are reconciliations to corresponding totals in the accompanying consolidated financial statements:

	2007	2006	2005
	(In millions)

Segment Profit (Loss)
Total for reportable segments	$29.1	$54.6	$124.1
Interest expense, net	(61.5)	(57.2)	(45.1)
Depreciation and amortization	(58.2)	(63.4)	(61.8)
Permitted Adjustments(1)	(275.5)	(68.5)	(80.7)

Loss from continuing operations before income taxes	$(366.1)	$(134.5)	$(63.5)

Assets
Total for reportable segments	$478.1	$855.6	$879.2
Corporate assets(2)	25.1	137.7	197.3

Total Assets	$503.2	$993.3	$1,076.5

(1)	Permitted Adjustments are adjustments specified in our Debt Agreements, which are used in the calculation of EBITDA, as defined that is used to report our segment profit (loss). Permitted Adjustments included the following for the years indicated:

	2007	2006	2005
	(In millions)

Permitted Adjustments:
Impairment of assets	$292.6	$—	$—
Goodwill impairment	—	33.4	—
Johnsonville fibers closure costs, net	(3.1)	31.6	—
Actuarial gains (losses) for defined benefit plans	(0.1)	(2.6)	16.2
Hurricane Katrina (proceeds) costs, net	(15.9)	1.4	24.0
Legal and settlement costs	(1.9)	—	35.9
Other	3.9	4.7	4.6

	$275.5	$68.5	$80.7

(2)	Corporate assets include cash, prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

Net sales for the years ended December 31, 2007, 2006 and 2005, classified by the major geographic areas, are as follows:

	2007(a)	2006(a)	2005(a)
	(In millions)

Net sales(a)
U.S.	$1,006.9	$1,059.0	$1,010.7
Foreign	127.2	149.3	169.1

	$1,134.1	$1,208.3	$1,179.8

(a)	Revenues are attributed to countries based on the location of the customer.

Notes to Consolidated Financial Statements — (Continued)

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the years ended December 31, 2007 and 2006 is summarized as follows:

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2007	2007	2007	2007	2007
	(In millions, except per share data)

Income Statement Data:
Net sales	$319.2	$299.9	$270.8	$244.2	$1,134.1
Cost of sales	316.2	291.1	271.2	241.6	1,120.1

Gross profit	3.0	8.8	(0.4)	2.6	14.0
Selling, general and administrative expenses	11.7	9.9	10.9	10.5	43.0
Impairment loss	—	—	—	292.6	292.6
Restructuring charges(2)	2.9	0.2	—	2.5	5.6
Provision for uncollectible accounts	0.1	0.2	0.2	0.9	1.4
Other income, net(3)	(2.7)	(8.5)	(1.6)	(11.2)	(24.0)

Operating income (loss)	(9.0)	7.0	(9.9)	(292.7)	(304.6)
Interest expense, net	15.1	15.2	16.0	15.2	61.5

Loss from continuing operations before income tax expense (benefit)	(24.1)	(8.2)	(25.9)	(307.9)	(366.1)
Income tax expense (benefit)	—	—	(3.6)	0.2	(3.4)

Loss from continuing operations	(24.1)	(8.2)	(22.3)	(308.1)	(362.7)
Earnings (loss) from discontinued operations, net of income tax (benefit)	(0.2)	(3.2)	4.3	0.5	1.4

Net loss	$(24.3)	$(11.4)	$(18.0)	$(307.6)	$(361.3)

Net loss attributable to common stockholders:
Net loss	$(24.3)	$(11.4)	$(18.0)	$(307.6)	$(361.3)
Accretion	(3.7)	(3.8)	(4.0)	(4.1)	(15.6)

Net loss attributable to common stockholders	$(28.0)	$(15.2)	$(22.0)	$(311.7)	$(376.9)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders from continuing operations(4)	$(0.86)	$(0.37)	$(0.81)	$(9.67)	$(11.71)
Net earnings (loss) attributable to common stockholders from discontinued operations(4)	(0.01)	(0.10)	0.13	0.02	0.04

Net loss attributable to common stockholders(4)	$(0.87)	$(0.47)	$(0.68)	$(9.65)	$(11.67)

Basic and diluted weighted-average common shares outstanding	32.2	32.3	32.3	32.3	32.3

Notes to Consolidated Financial Statements — (Continued)

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2006(1)	2006(1)	2006(1)	2006(1)	2006
	(In millions, except per share data)

Income Statement Data:
Net sales	$294.9	$316.7	$307.6	$289.1	$1,208.3
Cost of sales	287.4	303.7	297.6	285.2	1,173.9

Gross profit	7.5	13.0	10.0	3.9	34.4
Selling, general and administrative expenses	12.1	11.1	12.3	12.5	48.0
Provision for uncollectible accounts	0.1	—	—	0.1	0.2
Other expense, net(3)	6.1	1.1	35.2	21.1	63.5

Operating income (loss)	(10.8)	0.8	(37.5)	(29.8)	(77.3)
Interest expense, net	12.5	13.7	15.7	15.3	57.2

Loss from continuing operations before income tax benefit	(23.3)	(12.9)	(53.2)	(45.1)	(134.5)
Income tax benefit	(7.9)	(4.5)	(18.9)	(6.9)	(38.2)

Loss from continuing operations	(15.4)	(8.4)	(34.3)	(38.2)	(96.3)
Loss from discontinued operations, net of income tax (benefit)	(0.6)	(3.3)	(1.3)	(10.9)	(16.1)

Net loss	$(16.0)	$(11.7)	$(35.6)	$(49.1)	$(112.4)

Net loss attributable to common stockholders:
Net loss	$(16.0)	$(11.7)	$(35.6)	$(49.1)	$(112.4)
Accretion	(3.4)	(3.6)	(3.6)	(3.8)	(14.4)

Net loss attributable to common stockholders	$(19.4)	$(15.3)	$(39.2)	$(52.9)	$(126.8)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders from continuing operations(4)	$(0.59)	$(0.38)	$(1.19)	$(1.32)	$(3.47)
Net earnings (loss) attributable to common stockholders from discontinued operations(4)	(0.02)	(0.10)	(0.04)	(0.34)	(0.50)

Net loss attributable to common stockholders(4)	$(0.61)	$(0.48)	$(1.23)	$(1.66)	$(3.97)

Basic and diluted weighted-average common shares outstanding	31.9	31.9	31.9	31.9	31.9

(1)	Certain amounts have been revised to reflect discontinued operations. For additional information on discontinued operations, see Note 7.

(2)	Quarterly net earnings (loss) include restructuring charges. For additional information on restructuring charges, see Note 8.

Notes to Consolidated Financial Statements — (Continued)

(3)	Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2007	2007	2007	2007	2007
	(In millions)

Hurricane Katrina (proceeds) costs, net (See Note 6)	$0.2	$(6.1)	$—	$(10.0)	$(15.9)
Johnsonville fibers closure costs, net (See Note 4)	(1.0)	(1.1)	(1.0)	—	(3.1)
Actuarial gains for defined benefit plans (See Notes 2 and 12)	—	—	—	(0.1)	(0.1)
Legal and settlement costs	(1.9)	—	—	—	(1.9)
Gain on sale of assets	—	(1.4)	—		(1.4)
Costs (proceeds) relating to anti-dumping activities, net	—	0.1	(0.1)	(1.0)	(1.0)
Other	—	—	(0.5)	(0.1)	(0.6)

	$(2.7)	$(8.5)	$(1.6)	$(11.2)	$(24.0)

	March 31,	June 30,	Sept. 30,	Dec. 31,	Total
	2006	2006	2006	2006	2006
	(In millions)

Johnsonville fibers closure costs (See Note 4)	$—	$—	$34.1	$(0.8)	$33.3
Goodwill impairment	—	—	—	33.4	33.4
Hurricane Katrina costs, net (See Note 6)	5.7	1.4	0.9	(6.6)	1.4
Actuarial gains for defined benefit plans (See Notes 2 and 12)	—	—	—	(2.6)	(2.6)
Costs (proceeds) relating to anti-dumping activities, net	0.4	(0.3)	0.2	(2.3)	(2.0)

	$6.1	$1.1	$35.2	$21.1	$63.5

(4)	Based on the requirements of SFAS No. 128, “Earnings Per Share,” to calculate the quarterly earnings (loss) per share independently of the annual earnings (loss) per share, the sum of the four quarters’ earnings (loss) per share will not necessarily equal the annual earnings (loss) per share.

Notes to Consolidated Financial Statements — (Continued)

19.	SUBSEQUENT EVENT

On February 22, 2008, Wellman, Inc. (“Wellman”) and certain of its subsidiaries (collectively, the “Debtors”) listed in the following table filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”):

Wellman, Inc.
Fiber Industries, Inc.
Wellman of Mississippi, Inc.
PTA Resources LLC
Prince, Inc.
ALG, Inc.
Wellman Fibres Ltd.
MRF, Inc.
Warehouse Associates Inc.
MED Resins, Inc.
Carpet Recycling of Georgia Inc.
Josdav, Inc.

The Chapter 11 Cases are being jointly administered under the caption In re Wellman, Inc., et al., Case No. 08-10595 (SMB) (the “Chapter 11 Cases”). The Debtors will continue to operate their businesses and manage their properties as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The bankruptcy filing allows Wellman to continue operating its businesses while continuing to pursue a sales process. There is no assurance that the Debtors will be successful in completing a sale or reorganization.

In connection with the Chapter 11 Cases, the Debtors filed a motion seeking Bankruptcy Court approval of a senior secured superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”). On February 27, 2008, the Bankruptcy Court entered an interim order approving the DIP Credit Agreement, allowing the Debtors, on an interim basis, to borrow up to $225 million, subject to the borrowing base, as defined in the DIP Credit Agreement, with a letter of credit sublimit of $40 million.

The proceeds of the loans under the DIP Credit Agreement will be used to, among other things, provide the Debtors with working capital. The DIP Credit Agreement shall mature on the earlier of (a) the date that is one year after the Closing Date of our initial borrowings under facility (which was February 27, 2008), (b) the date of a closing of a sale of all or substantially all of our assets pursuant to section 363 of the Bankruptcy Code, (c) the date when all of the loans made pursuant to the DIP Credit Agreement (the “Loans”) have been repaid, all Letters of Credit have terminated or have been cash collateralized at 105% and the commitments have been reduced to zero, (d) the effective date of a Plan of Reorganization confirmed in the Debtors’ bankruptcy cases, with all of the Loans to be repaid as a bullet on such date and all letters of credit to terminate or be cash collateralized at 105% on or before such date or (e) the date that is forty-five days after the Petition Date, which is February 22, 2008, if the final financing order has not been entered by the Bankruptcy Court.

Borrowings under the DIP Credit Agreement are guaranteed by the Debtors. The Lenders have a valid and perfected first priority lien and security interest pursuant to sections 364(c)(2) and 364(d)(1) of the Bankruptcy Code in all of the property of the Debtors and each of the Guarantors, including, without limitation, (a) all shares of capital stock (or other ownership interests) of the Debtors and an appropriate percentage of Wellman’s first-tier foreign subsidiaries and intercompany debt held by any Debtor or Guarantor; (b) all accounts receivable, general intangibles, license rights, inventory and other goods, contracts rights, hedge agreements, documents instruments, indemnification rights, tax refunds, patents, trademarks, trade names, copyrights, chattel paper and insurance proceeds with respect to the foregoing; (c) all real property and interests in real property, including, without limitation, as a lessee thereof; and (d) all proceeds and products of the property and assets described in clauses (a)

Notes to Consolidated Financial Statements — (Continued)

through (c) above. In connection therewith, the Debtors entered into a Security Agreement, dated as of February 26, 2008 and Deutsche Bank Trust Company Americas, in its capacity as collateral agent for its benefit and the benefit of its lenders and the Administrative Agent under the DIP Credit Agreement.

All loans outstanding under the DIP Credit Agreement shall bear interest, at the Debtor’s option, at rates as follows: (i) at the Prime Rate plus 1.75% per annum; or (ii) at the Adjusted LIBOR Rate plus 2.75% per annum. Interest payments shall be paid monthly, in arrears for Prime Rate Loans; on the last day of selected interest periods (which shall be 1 month or shorter periods as are available to all Lenders) for LIBOR Loans; and upon prepayment, in each case payable in arrears. Interest shall be calculated on the basis of a 365/366-day year for Prime Rate Loans and a 360-day year for LIBOR Loans.

The DIP Credit Agreement contains certain financial covenants and other covenants. We must maintain a minimum Cumulative EBITDA (cumulative monthly commencing March 1, 2008, and rolling into trailing twelve months) tested as of the last day of the applicable month, with a report due on the fifteenth day after the end of each month, commencing with the first full month following the Petition Date. EBITDA under the DIP Credit Agreement is calculated by adding Earnings (loss) from continuing operations, income tax expense (benefit), interest expense, non-cash charges, and non-recurring fees, cash charges, and other cash expenses made or incurred in connection with entering into the DIP Credit Agreement. The level of Minimum Cumulative EBITDA as set forth in the DIP Credit Agreement is as follows:

Applicable MonthMinimum Cumulative EBITDA

Minimum Cumulative
Applicable Month	EBITDA

March 2008	$2.1 million
April 2008	$5.61 million
May 2008	$10.37 million
June 2008	$15.81 million
July 2008	$19.635 million
August 2008	$22.865 million
September 2008	$23.8 million
October 2008	$27.455 million
November 2008	$28.56 million
December 2008	$30.855 million
January 2009	$31.5 million

In addition, we are subject to maximum capital expenditures tested on the last day of each month with carry-forwards of unused amounts. In addition, we cannot, without the prior express written consent of the Agent in its sole discretion in each instance, permit cash expenditures during any four week cash budget period, as defined in the DIP Credit Agreement, to exceed (i) for raw material purchases in the cash budget for such period, 105% of the budgeted amount thereof, and (ii) 110% of the total cash expenditures set forth in the cash budget for such period. There are financial reporting requirements detailed in the covenants, requiring daily, weekly and monthly reporting. Under the DIP Credit Agreement, our future capital expenditures will be limited to a maximum of $1.0 million in any month, with a provision for carryover of 50% of any unused amounts, Other covenants include, but are not limited to the ability of the Administrative Agent to access the Collateral and to perform field examinations and appraisals, in each case, at any time, limitations on other indebtedness, liens, investments, guarantees, no payment of pre-petition indebtedness other than the existing Revolving Facility at December 31, 2007, or as approved by the bankruptcy court, restricted junior payments (including common and preferred dividends and redemptions and payments on subordinated debt), mergers and acquisitions, sales of assets, the issuance and sale of capital stock of subsidiaries, leases, transactions with affiliates, conduct of business, in each case subject to carve-outs. As required by the terms of the DIP Credit Agreement, we have engaged a Chief Restructuring Officer (“CRO”) and filed an application with the bankruptcy court requesting approval of this engagement. The CRO shall have duties and powers customary for a chief restructuring officer in a Chapter 11 case of this type.

Notes to Consolidated Financial Statements — (Continued)

Events of default under the DIP Credit Agreement include the following: (i) the entry of an order dismissing any Debtor’s or Guarantor’s Chapter 11 case or converting any such case to one under Chapter 7, (ii) the entry of an order appointing a Chapter 11 Trustee in any of the Debtor’s or Guarantor’s Chapter 11 cases; (iii) unless the Lenders otherwise agree or the proceeds of a new loan will repay in full in cash the DIP Credit Agreement, the entry of an order granting any other Superpriority Claim or lien equal or superior to that granted to the Administrative Agent for the benefit of the Administrative Agent and the Lenders or to the lenders under the Pre-Petition First Lien Term Loan Facility as adequate protection; (iv) unless all of the Lenders otherwise agree, the entry of an order staying, reversing or vacating the Interim Order or the Final Order, (v) the entry of an order modifying the DIP Credit Agreement, the Interim Order or the Final Order without the Administrative Agent’s prior written consent; (vi) the entry of an order in any of the Chapter 11 cases appointing an examiner having enlarged powers (beyond those set forth under Bankruptcy Code section 1106(a)(3) and (4)); (vii) failure to make any payment of principal when due or to make any payment of interest or fees within three Business Days of the date when due; (viii) failure to comply with any negative covenants or certain other covenants in the financing documentation, including covenants relating to delivery of the budget, delivery of financial reports, delivery of the borrowing base certificate, access of the Lenders, retention of a CRO and maintenance of bank accounts with the Administrative Agent; (ix) failure to perform or comply with any other term or covenant and such default shall continue unremedied for a period of three (3) days after notice; (x) any representation or warranty shall be incorrect or misleading in any material respect when made; (xi) the business shall materially change or a change in control shall occur; (xii) the entry of an order granting relief from the automatic stay so as to allow a third party to proceed against any material asset or assets of any of the Borrowers; (xiii) the approval by the Bankruptcy Court of the Final Order shall not have occurred within forty-five (45) days after the Petition Date; (xiv) the failure of the Bankruptcy Court to enter an order in form and substance satisfactory to the Administrative Agent and the Lenders, within 90 days of the Petition Date, (A) approving bidding procedures, (B) scheduling bidding deadline, auction date and sale hearing date, and (C) establishing procedures under Section 363 and 365 of the Bankruptcy Code for the sale of our assets; (xv) the failure of the Bankruptcy Court to enter a sale order by July 31, 2008, in form and substance satisfactory to the Administrative Agent and the Lenders, approving the sale of our assets, and providing for the payment in full of the DIP Credit Agreement; (xvi) our failure to close on the sale of our assets within 15 days of the date of entry of the sale order approving such sale; (xvii) the filing of a plan of reorganization which does not provide for the payment in full in cash of the DIP Credit Agreement; (xviii) the institution of any judicial proceeding by or on behalf of any Credit Party seeking to challenge the validity of any portion of the DIP Credit Agreement or the applicability or enforceability thereof or which seeks to void, avoid, limit, or otherwise adversely affect any security interest created by or in relation to the DIP Credit Agreement or any payment made pursuant thereto, or the institution or any such proceeding by any other party and the failure of such action to be dismissed with prejudice within 60 days after the institution of such proceeding; and (xix) the Debtors’ exclusive period to file a chapter 11 plan shall expire or terminate and no proposed chapter 11 plan shall have been filed by a party without the exclusive right to do so.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Wellman, Inc.

We have audited the accompanying consolidated balance sheets of Wellman, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wellman, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that and subsidiaries will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on February 22, 2008 which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 19. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of the liabilities that may result from the outcome of this uncertainty.

As discussed in Note 12, in 2006 the Company changed its method of accounting for actuarial gains and losses. As discussed in Note 2 of the consolidated financial statements, in 2007 the Company changed its method of depreciation for machinery and equipment from straight-line to units of production. As discussed in Note 10 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wellman, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2008 expressed an unqualified opinion thereon.

-s-Ernst & Young LLP

Charlotte, North Carolina
March 24, 2008

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005

	Balance at	Charged to
	Beginning of	Costs and				Balance at
Description	Year	Expenses	Other	Deductions		End of Year
	(In millions)

Allowance for doubtful accounts Receivable:
Year ended December 31, 2007	$1.9	$1.4	$—	$0.2	(b)	$3.1

Year ended December 31, 2006(a)	$1.8	$0.3	$0.2	$0.4	(b)	$1.9

Year ended December 31, 2005(a)	$2.2	$0.5	$0.1	$1.0	(b)	$1.8

(a)	Revised to reflect discontinued operations. For additional information on discontinued operations, see Note 7 to the Consolidated Financial Statements.

(b)	Accounts written off and reduction of allowance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information required to be included in the Company’s periodic filings under the Exchange Act.

Evaluation of Internal Control over Financial Reporting. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control

During the third and fourth quarters of 2007, we implemented the first phase of a new enterprise resources planning (ERP) system, which resulted in certain changes in internal controls. We are in the process of resolving certain data migration and system implementation issues and additional mitigating controls have been put in place during the transition to the new system.

There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Wellman, Inc.

We have audited Wellman, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Wellman, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statement of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Wellman, Inc. Our report dated March 24, 2008 expressed an unqualified opinion thereon and included an explanatory paragraph related to the Company’s ability to continue as a going concern.

-s-Ernst & Young LLP

Charlotte, North Carolina
March 24, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors, nominees for director, executive officers and certain corporate governance matters will be provided on or before April 29, 2008 in accordance with instructions G3 of Form 10-K by the filing of a proxy statement incorporated by reference herein or by an amendment. Information concerning executive officers is included under Item 1. “Business.”

Item 11.	Executive Compensation

Information concerning compensation of our executive officers for the year ended December 31, 2007 will be provided on or before April 29, 2008 in accordance with instructions G3 of Form 10-K by the filing of a proxy statement incorporated by reference herein or by an amendment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and of management will be provided on or before April 29, 2008 in accordance with instructions G3 of Form 10-K by the filing of a proxy statement incorporated by reference herein or by an amendment.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions during 2007 and director independence will be provided on or before April 29, 2008 in accordance with instructions G3 of Form 10-K by the filing of a proxy statement incorporated by reference herein or by an amendment.

Item 14.	Principal Accounting Fees and Services

Information concerning our independent auditors will be provided on or before April 29, 2008 in accordance with instructions G3 of Form 10-K by the filing of a proxy statement incorporated by reference herein or by an amendment.

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

Exhibit
Number	Description (The “Company” refers to Wellman, Inc. and the entities it controls.)

3.1	Restated Certificate of Incorporation, dated June 1, 1987 (Exhibit 3(a)(1) of the Company’s Form 10-Q for the quarter ended June 30, 2000 incorporated by reference herein)
3.2	Certificate of Amendment to Restated Certificate of Incorporation, dated May 18, 1989 (Exhibit 3(a)(2) of the Company’s Form 10-Q for the quarter ended June 30, 2000 incorporated by reference herein)
3.3	Certificate of Amendment to Restated Certificate of Incorporation, dated May 30, 1990 (Exhibit 3(a)(3) of the Company’s Form 10-Q for the quarter ended June 30, 2000 incorporated by reference herein)
3.4	Certificate of Amendment to Restated Certificate of Incorporation, dated February 16, 1994 (Exhibit 3(a)(4) of the Company’s Form 10-Q for the quarter ended June 30, 2000 incorporated by reference herein)
3.5	Certificate of Amendment to Restated Certificate of Incorporation dated June 26, 2003 (Exhibit 3(a)(5) of the Company’s Form 10-Q for the quarter ended June 30, 2003, incorporated by reference herein)
3.2	Restated By-Laws, as of August 14, 2001 (Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
4.1	Rights Agreement dated as of August 31, 2001 between the Company and First Union National Bank, as Rights Agent (Exhibit 4 of the Company’s Registration Statement on Form 8-A, incorporated by reference herein)
4.2	Amendment to Rights Agreement dated as of February 12, 2003, by and between Wellman, Inc. and Wachovia Bank, N.A., f/k/a First Union National Bank, as Rights Agent (Exhibit 4.1 to the Company’s Form 8-K dated February 27, 2003, incorporated by reference herein)
4.3	Common Stock Purchase Warrant dated as of February 12, 2003 for the purchase of 1,250,000 shares of common stock (Exhibit 4(f) to the Company’s Form 10-K for the year ended December 31, 2002, incorporated by reference herein)
4.4	Common Stock Purchase Warrant dated as of June 27, 2003 for the purchase of 1,250,000 shares of common stock (Exhibit 4(h) of the Company’s Form 10-Q for the quarter ended June 30, 2003, incorporated by reference herein)
10.1	Credit Agreement, dated as of February 26, 2008, among Wellman, Inc. and the other Borrowers Named Herein, Debtors and Debtors in Possession as Borrowers, with Wellman, Inc. as Funds Administrator, the Lenders Signatory Hereto From Time to Time, as Lenders, and Deutsche Bank Securities, Inc. as Lead Arranger and Bookrunner, JP Morgan Chase Bank, National Association, as Syndication Agent, General Electric Capital Corporation, Lasalle Business Credit, LLC, Wachovia Capital Finance Corporation (Central) as Co-Documentation Agents (Exhibit 10.1 of the Company’s Form 8-K filed March 4, 2008, incorporated by reference herein)
10.2	Security Agreement, dated as of February 26, 2008, between Wellman, Inc. and certain of its subsidiaries and Deutsche Bank Trust Company Americas as collateral agent.
10.3	Grant of Security Interest in U.S. Trademarks and Patents between Wellman, Inc. and Fiber Industries, Inc. as debtors and debtors in possession and Deutsche Bank Trust Company Americas as collateral agent.
10.4	Grant of Security Interest in U.S. Copyrights between Wellman, Inc. MRF, Inc., and Fiber Industries, Inc. as debtors and debtors in possession and Deutsche Bank Trust Company Americas as collateral agent.
10.5	Amended and Restated Credit agreement dated as of May 4, 2006, between Wellman, Inc. and certain of its subsidiaries and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, Deutsche Bank Securities Inc., as lead arranger and bookrunner; JP Morgan Chase Bank, N.A. as syndication agent; and General Electric Capital Corporation, LaSalle Business Credit, LLC, and Wachovia Capital Finance as co-documentation agents (Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended March 31, 2006, incorporated by reference herein)
10.6	First Amendment to the Amended and Restated Credit Agreement, dated October 20, 2006, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent (Exhibit 99.1 of the Company’s Form 8-K filed on October 26, 2006 incorporated by reference herein)
10.7	First Lien Senior Credit Agreement dated as of February 10, 2004, between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, JP Morgan Chase Bank as syndication agent, Deutsche Bank Securities Inc., as joint lead arranger and joint lead bookrunner, JP Morgan Securities Inc. as joint lead arranger and joint lead bookrunner and certain other financial institutions (Exhibit 4(a)(2) of the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein)

Exhibit
Number	Description (The ‘‘Company” refers to Wellman, Inc. and the entities it controls.)

10.8	Second Lien Senior Credit Agreement dated as of February 10, 2004 between Wellman, Inc. and Deutsche Bank Trust Company Americas as administrative agent and collateral agent, JP Morgan Chase Bank as syndication agent, Deutsche Bank Securities Inc., as joint lead arranger and joint lead bookrunner, JP Morgan Securities Inc. as joint lead arranger and joint lead bookrunner, and certain other financial institutions (Exhibit 4(a)(3) of the Company’s Form 10-K for the year ended December 31, 2003 incorporated by reference herein)
10.9	Securities Purchase Agreement by and between Wellman, Inc. and Warburg Pincus Private Equity VIII, LP, dated as of February 12, 2003 (Exhibit 4(g) to the Company’s Form 10-K for the year ended December 31, 2002, incorporated by reference herein)
10.10	Sale and Purchase Agreement for the sale and purchase of the shares of Wellman International Trading and MJR Recycling BV (Exhibit 4.10 of the Company’s Form 8-K filed on July 26, 2007, incorporated by reference herein)
Executive Compensation Plans and Arrangements
10.11	Wellman, Inc. Directors Stock Option Plan (Exhibit 10(g) of the Company’s Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)
10.12	Wellman, Inc. Equity Incentive Plan (Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 19, 2007, incorporated by reference herein)
10.13	Wellman, Inc. Sixth Amended and Restated Management Incentive Compensation Plan for the Executive Group
10.14	Wellman, Inc. Life Insurance Plan for Designated Employees (Exhibit 10.3 of the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
10.15	Wellman, Inc. Amended and Restated 1997 Stock Option Plan (Exhibit 10(k) of the Company’s Form 10-Q for the quarter ended June 30, 2001 incorporated by reference herein)
10.16	Wellman, Inc. Deferred Compensation and Restricted Stock Plan, effective as of February 17, 1998 and as amended as of December 1, 1998 and December 31, 2002 and December 31, 2004 (Exhibit 10.5 of the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
10.17	Wellman, Inc. Restricted Stock Plan, effective June 1, 2004 (Exhibit 4 of the Company’s Form S-8, filed on June 30, 2004 , incorporated by reference herein)
10.18	Employment Agreement dated as of March 14, 2005 between the Company and Thomas M. Duff (Exhibit 10(a) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.19	Employment Agreement dated as of March 14, 2005 between the Company and Keith R. Phillips (Exhibit 10(b) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.20	Employment Agreement dated as of March 14, 2005 between the Company and Joseph C. Tucker (Exhibit 10(c) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.21	Employment Agreement dated as of March 14, 2005 between the Company and Mark J. Ruday (Exhibit 10(f) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.22	Employment Agreement dated as of August 8, 2007 between the Company and Steven L. Ates (Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended September 30, 2007, incorporated by reference herein)
10.23	Employment Agreement dated as of August 8, 2007 between the Company and Ian K. Shaw (Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended September 30, 2007, incorporated by reference herein)
10.24	Employment Agreement dated as of August 8, 2007 between the Company and David R. Styka (Exhibit 10.14 to the Company’s Form 10-Q for the quarter ended September 30, 2007, incorporated by reference herein)
10.25	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Thomas M. Duff (Exhibit 10(m) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.26	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Keith R. Phillips (Exhibit 10(n) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.27	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Joseph C. Tucker (Exhibit 10(o) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)

Exhibit
Number	Description (The ‘‘Company” refers to Wellman, Inc. and the entities it controls.)

10.28	Wellman, Inc. 2004 Restricted Stock Grant Agreement, effective July 1, 2004, between the Company and Mark J. Ruday (Exhibit 10(r) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.29	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Thomas M. Duff (Exhibit 10(s) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.30	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Keith R. Phillips (Exhibit 10(t) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.31	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Joseph C. Tucker (Exhibit 10(u) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.32	Wellman, Inc. 2005 Restricted Stock Grant Agreement, effective March 14, 2005, between the Company and Mark J. Ruday (Exhibit 10(x) to the Company’s Form 10-K for the year ended December 31, 2004, incorporated by reference herein)
10.33	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Thomas M. Duff (Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
10.34	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Keith R. Phillips (Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
10.35	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Joseph C. Tucker (Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
10.36	Wellman, Inc. 2006 Restricted Stock Grant Agreement, effective January 13, 2006, between the Company and Mark J. Ruday (Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2005, incorporated by reference herein)
10.37	Wellman, Inc. 2007 Restricted Stock Grant Agreement, effective April 2, 2007, between the Company and Steven L. Ates (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2007, incorporated by reference herein)
10.38	Wellman, Inc. 2007 Restricted Stock Grant Agreement, effective April 2, 2007, between the Company and Mark J. Ruday (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007, incorporated by reference herein)
10.39	Wellman, Inc. 2007 Restricted Stock Grant Agreement, effective April 2, 2007, between the Company and Ian K. Shaw (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2007, incorporated by reference herein)
10.40	Wellman, Inc. 2007 Restricted Stock Grant Agreement, effective April 2, 2007, between the Company and David R. Styka (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2007, incorporated by reference herein)
Other Material Agreements
10.41	Trademark Assignment and License, dated January 28, 1988, by and among Fiber Industries, Inc., Hoechst-Celanese Corporation and Celanese (Exhibit 10.14 of Fiber Industries, Inc.’s Registration Statement on Form S-1, File No. 33-20626, incorporated by reference herein)
21	Subsidiaries
23.1	Consent of Independent Registered Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2008.

WELLMAN, INC.

/s/  Thomas M. Duff
Thomas M. Duff
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 25, 2008.

Signatures	Title

/s/ Thomas M. Duff Thomas M. Duff	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Keith R. Phillips Keith R. Phillips	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ David R. Styka David R. Styka	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ James B. Baker James B. Baker	Director

/s/ Richard F. Heitmiller Richard F. Heitmiller	Director

/s/ Kevin Kruse Kevin Kruse	Director

/s/ David J. McKittrick David J. McKittrick	Director

/s/ James E. Rogers James E. Rogers	Director

/s/ Roger A. Vandenberg Roger A. Vandenberg	Director