Form 10-K/A
period 2007-12-31
WELLMAN INC
filed 2008-04-29
CIK 812708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) of Wellman, Inc. filed on March 26, 2008 with the Securities and Exchange Commission (“SEC”) is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. We will not file a proxy statement for our annual meeting of the stockholders within 120 days of our fiscal year ended December 31, 2007 and are therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to our Annual Report. This Form 10-K/A does not reflect events occurring after the March 26, 2008 filing of our Annual Report or modify or update the disclosures contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

	Item		Page
Part III	10.	Directors, Executive Officers and Corporate Governance	2
	11.	Executive Compensation	5
	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
	13.	Certain Relationships and Related Transactions and Director Independence	29
	14.	Principal Accountant Fees and Services	29
Part IV	15.	Exhibits and Financial Statements	31

Signatures			32

Exhibit Index
Ex-23.1 Consent of Ernst & Young LLP
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
     The following table sets forth information regarding our Board of Directors as of December 31, 2007:

	Principal Occupation During	Director
Name and Age	The Past Five Years	Since
Thomas M. Duff, 60	Chairman since 1999 and Chief Executive Officer and Director of Wellman since its inception in 1985. President from 1985 to 1999.	August 1985

James B. Baker, 62	Managing Partner of River Associates Investments, LLC (private equity investment fund) since 2001 and partner of River Associates Investments, LLC from 1993 to 2001. Member of the Audit Committee.	August 1994

Richard F. Heitmiller, 79	President of Richard F. Heitmiller, Inc. (consulting firm) since 1982. Chairman of the Board of Radici Spandex (manufacturer of elastane/spandex fibers) from 2001 to March 31, 2002. Chairman of the Governance Committee, Lead Independent Director and member of the Audit Committee of Wellman.	November 1988

Kevin Kruse, 38	Member and Managing Director of Warburg Pincus LLC (private equity investment firm) since January 2006 and employed by Warburg Pincus since February 2002. Previously with AEA Investors Inc., focusing on private equity investment opportunities in industrial and consumer products companies and Bain & Co., a management investment consulting firm. Mr. Kruse is a Director of Polypore International, Inc. (manufacturer of membranes used in batteries and filtration and Builders FirstSource, Inc. (supplier and manufacturer of building products for residential new construction). Member of the Governance Committee and the Compensation Committee of Wellman.	November 2005

David J. McKittrick, 62	Executive Vice President and Chief Financial Officer of Ethanex Energy, Inc. (a development stage company engaged in the manufacturing of fuel ethanol) from October 2006 to March 26, 2008, on which date Ethanex Energy, Inc. filed for bankruptcy protection. Principal of David J. McKittrick, LLC, a firm providing executive level financial and operating consulting services, primarily to industrial companies from 2001 to October 2006. Chairman of the Audit Committee and Audit Committee Financial Expert. Member of the Governance Committee of Wellman.	March 2004

	Principal Occupation During	Director
Name and Age	The Past Five Years	Since
James E. Rogers, 62	President of SCI Investors, Inc. (investment company) since 1993. Mr. Rogers is a Director of the Board of Caraustar Industries (a packaging manufacturer), lead Director of Owens & Minor, Inc. (a medical and surgical supplies distributor) and a Director of NewMarket Corporation, (parent company of Ethyl Corporation and Afton Chemical Corporation, petroleum additives manufacturers). Chairman of the Compensation Committee and member of the Governance Committee of Wellman.	September 1993

Roger A. Vandenberg, 60	President of Cariad Capital, Inc. (investment advisor) since its inception in 1992. Mr. Vandenberg is also a Director of Monaco Coach Corporation (a manufacturer of motor homes). Member of the Compensation Committee of Wellman.	August 1985
     Information concerning our executive officers is included under Item 1. “Business.”
Election of our Directors
     Under the terms of our bylaws, our board of directors consists of up to ten members. The holder of our preferred stock has the right to designate two persons for nomination. The holders of our common stock are entitled to elect eight directors. The elections are determined by a plurality of the votes cast by the holders of the common stock and the preferred stock, respectively.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors, officers, and beneficial owners of more than 10% of any class of our equity securities to file with the SEC initial reports of beneficial ownership, reports of changes in beneficial ownership of common stock and other equity securities, and to provide us with a copy.
     Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, we are not aware of any instances of noncompliance with the Section 16(a) filing requirements by any director, officer, and beneficial owner of more than 10% of any class of our equity securities during the year ended December 31, 2007.
Corporate Governance and Related Matters
     In accordance with Delaware General Corporation Law and our Certificate of Incorporation and bylaws, our business, property and affairs are managed under the direction of our Board of Directors. Our Board has adopted corporate governance principals to provide, along with the charters of the Board committees, a framework for our governance and management in accordance with high ethical standards and in recognition of its responsibilities. These principles are intended to reflect our Board’s long-standing commitment to the ethical conduct of our business in compliance with the letter and the spirit of applicable laws, regulations and accounting principles. Recognizing that corporate governance is subject to on-going and energetic debate, our Board reviews these principles and other aspects of our governance periodically. The corporate governance principles address the role of the Board of Directors, the composition of the Board, Board leadership, the functioning of the Board, the committees of the Board, ethics and conflicts of interest. These principles specifically provide that a majority of the directors on the Board must be independent in accordance with the criteria established by the New York Stock Exchange (the “NYSE”).
     The top priority of our Board is our ethical management for profitable, long-term growth. To that end, the Board has adopted corporate governance policies that will align management and stakeholder interests. Some of the more noteworthy of these corporate governance policies include:

•	A Governance Committee that directs and reviews our governance practices

•	An annual evaluation of the performance of the Board, each of its Committees and each of the Directors by the Governance Committee

•	A policy that prohibits the Company from making loans to Directors or Executive Officer
     Our Board has adopted Corporate Governance Guidelines and charters for each of its three standing committees: The Governance Committee, the Audit Committee, and the Compensation Committee. Each of the charters is available on our website at www.wellmaninc.com and in print upon request.
Audit Committee and Designated Audit Committee Financial Expert
     Our Audit Committee is comprised of directors David McKittrick, who serves as chairman, James Baker and Richard Heitmiller. The primary functions of our Audit Committee are to:
•	review our critical accounting policies, our annual and quarterly reports on Forms 10-K and 10-Q, and our earnings releases before they are published;

•	provide independent and objective oversight of our financial reporting functions, disclosure, internal controls and procedures, major issues regarding accounting principles and financial statement presentation, as well as monitoring the objectivity of our financial statements; and

•	engage, appoint, evaluate, compensate and replace (if appropriate) the independent auditors, and review and approve in advance all audit, audit related and permitted non-audit services performed by the independent auditors.
The principal responsibilities of the Audit Committee are governed by the Audit Committee charter. Our board of directors has determined that:
•	each current member of the Audit Committee is financially literate and independent as required by the rules of the SEC and the NYSE; and

•	David McKittrick qualifies as an Audit Committee Financial Expert, as defined by the rules of the SEC.
The committee’s charter is available on our website at www.wellmaninc.com and in print upon request.
Code of Conduct
     Our board of directors has adopted a code of conduct applicable to all Directors, officers and employees. It was adopted to reinvigorate and renew our commitment to our long-standing standards for ethical business practices. The code of conduct provides that it is our policy that our business be conducted in accordance with the highest legal and ethical standards. Our business operation and reputation is built upon the principles of fair dealing and the ethical conduct of our employees. Our reputation for integrity and excellence requires careful observance of all applicable laws and regulations, as well as a scrupulous regard for the highest standards of conduct and personal integrity. Our reputation for integrity is our most important asset and each employee and member of the Board is expected to contribute to the care and preservation of that asset. Our code of conduct addresses a number of issues, including: conflicts of interest; corporate opportunities; confidentiality; fair dealing; protection and proper use of our assets; compliance with laws, rules and regulations, including insider trading laws; and the reporting of any illegal or unethical behavior. Under our corporate governance principles, no waiver of any ethics policy is permitted for Directors and Executive Officers.

     Our corporate governance guidelines and our code of conduct are available on our website at www.wellmaninc.com and in print upon request. The information on our website is not incorporated by reference in this Form 10-K.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
     Our Compensation Discussion and Analysis addresses the following topics:
•	The Role of Our Compensation Committee;

•	Our Compensation Setting Process;

•	Our Compensation Philosophy and Policies Regarding Executive Compensation;

•	The Components of our Executive Compensation Program; and

•	Our Compensation Decisions.
The Role of Our Compensation Committee
     The Compensation Committee operates under a written charter adopted by the Board. The Compensation Committee of the Board of Directors (the “Committee” or “Our Committee”) is composed entirely of independent directors under the rules of the NYSE. The fundamental responsibilities of our Committee are:
•	to adopt, review and refine an executive compensation philosophy and guiding principles that reflect Wellman’s mission, values and long-term strategic objectives;

•	to administer Wellman’s executive compensation programs in a manner that furthers Wellman’s strategic goals and serves the interests of our stakeholders;

•	to establish appropriate objectives and targets for Wellman’s Management Incentive Plan (“MIP”);

•	to evaluate the job performance of the Chief Executive Officer in light of Wellman’s goals and objectives;

•	to determine the total compensation levels of the senior executive officers and to allocate total compensation among the various components of executive pay;

•	to administer Wellman’s equity compensation plans;

•	to administer Wellman’s other compensation plans;

•	to make recommendations to the Board of Directors relating to Wellman’s compensation plans; and

•	to recommend to the Board of Directors the compensation arrangements with Wellman’s non-employee Directors.

Committee Meetings
     Our Committee meets as often as necessary to perform its duties and responsibilities. The Committee held five meetings during fiscal year 2007 and has held two meetings so far during fiscal year 2008. The Chairman of the Committee works with the Chief Executive Officer and Chief Financial Officer to establish the meeting agenda and the information prepared for the Committee meetings. The Committee typically meets with the Chief Executive Officer and Chief Financial Officer and engages outside advisors as appropriate. The Committee also regularly meets in executive session without management.
     The Committee receives and reviews materials in advance of each meeting. These materials include information that management believes will be helpful to the Committee as well as materials that the Committee has specifically requested. Depending on the agenda for the particular meeting, these materials may include:
•	financial reports including current, future and historical performance with comparisons to budgets, forecasts and prior year performance when appropriate;

•	calculations and reports on levels of achievement, corporate performance objectives and its impact on executive compensation;

•	reports on Wellman’s five-year performance and current year performance relative to a peer group of companies;

•	information on Preset Diversification Plans (PDP’s) which are Rule 10b5-1 plans;

•	information on the Directors’ and Executive Officers’ ownership of Wellman stock;

•	information regarding dilution resulting from Wellman’s equity compensation plans;

•	information on Wellman’s restricted stock;

•	information on Wellman’s previously granted stock options;

•	tally sheets setting forth the total compensation of the Named Executive Officers, including base salary, cash incentives, equity awards, perquisites and other compensation and any amounts payable to the executives upon voluntary or involuntary termination, following a change-of-control of Wellman; and

•	information regarding compensation programs and compensation levels at peer companies which the Committee has selected in consultation with their compensation consultant.
Our Compensation Setting Process
     Our compensation planning process is an ongoing process. Compensation decisions are designed to attract and retain qualified management personnel that maximize our performance and the return to our stockholders. The Committee believes that executives should receive incentive compensation for performance that enhances stakeholder value. A portion of their incentive compensation should be in cash and a portion of their compensation should be in equity instruments, which vest over a period of time where the ultimate value of their compensation is based on our stock price.
Compensation of the Chief Executive Officer
     The compensation of the Chief Executive Officer is approved by our Board of Directors (without the participation of the Chief Executive Officer) based on the recommendation of the Committee. The Committee’s recommendation is determined in executive session after considering:

•	the performance of the Chief Executive Officer;

•	the effect of his actions on the price of our common stock;

•	his recommendations and achievement of strategic objectives;

•	the operating performance that is achieved under his direction; and

•	the results of a compensation survey prepared by AON Consulting.
Compensation of the Other Executive Officers
     The compensation of the other Executive Officers is approved by our Board of Directors based on the recommendation of the Committee. The Committee’s recommendation is determined in executive session after considering the recommendations of the Chief Executive Officer and his evaluation of the performance of the other Executive Officers. This includes his evaluation of:
•	the performance of the Executive Officer;

•	the effect of the Executive Officer’s contributions on the price of our common stock;

•	the effect of the Executive Officer’s performance and achievement of strategic objectives;

•	the operating performance that the Executive Officer supervises; and

•	the results of a compensation survey prepared by AON Consulting.
Compensation of the Remainder of the Organization
     The Committee reviews management’s recommendations for compensation for the remainder of the organization. For the remainder of the organization the Executive Officers:
•	establish performance standards, targets and objectives;

•	evaluate employee performance; and

•	recommend salary levels.
Committee Advisors
     The Compensation Committee charter grants the Committee the sole and direct authority to hire and fire our advisors and compensation consultants and approve the compensation Wellman pays the Committee’s advisors and consultants. These advisors report directly to the Committee.
     The Committee identifies possible consultants and directs Barry Taylor, our Vice-President of Human Resources, Safety, Health and Environmental, to solicit these candidates, and any others he deems appropriate, to provide proposals for specific services. Mr. Taylor forwards these proposals to the Committee for review, and the Committee authorizes Mr. Taylor to engage the consultants. Mr. Taylor negotiated with AON Consulting to perform a detailed review of 2007 Executive Compensation, compared to a peer group of companies (which is similar to peer groups that have been used in past comparisons).
Annual Evaluation
     The Committee meets in executive session several times each year to evaluate the performance of the Named Executive Officers, to set their base salaries, to determine their MIP bonuses for the prior fiscal year, and to consider and approve any grants to them of equity incentive compensation.

Performance Targets
     The Committee’s process begins with establishing performance targets for senior executive officers early in the fiscal year. We engage in an active dialogue with the Chief Executive Officer concerning strategic objectives and performance targets and review the appropriateness of the financial measures used in incentive plans and the degree of difficulty in achieving specific performance targets. Recent corporate performance targets have been based on an EBITDA Return on Assets and the achievement of quantifiable Performance Targets.
Benchmarking
     We believe that information regarding pay practices at other companies is useful in two respects. First, we recognize that our compensation practices must be competitive in the marketplace. Second, this marketplace information is one of the many factors that we consider in assessing the reasonableness of compensation.
     Accordingly, the Committee reviews compensation levels for our Named Executive Officers against compensation levels at the companies in the study groups identified by our compensation consultant. Our compensation consultant provided us with information regarding compensation programs and compensation levels at the 50th and 62 1/2 percentiles among Wellman’s peer group for its 2007 study.
     The companies in the peer group are Albemarle Corporation, Eastman Chemical Company, Georgia Gulf Corporation, Lubrizol Corporation, NewMarket Corporation, NL Industries, OM Group, Inc., Polyone Corporation, Schulman, Inc., Solutia, Inc., Terra Industries, Inc., and Valspar Corporation.
     The Committee has used this peer group with minor modifications for several years. The specific companies included may change based on their size, relevance or other pertinent factors.
Our Compensation Philosophy and Policies Regarding Executive Compensation
Focus on Our Business Plan
     The Committee’s compensation analysis begins with an examination of our business plan and strategic objectives. We intend that our compensation decisions will attract and retain leaders and reward them for achieving our strategic initiatives and objective measures of success. However, we recognize that compensation must be linked to our overall performance and our ability to support that level of compensation.
Compensation Philosophy
     Our executive compensation program is designed to provide appropriate compensation to management and is intended to align the interests of our management with those of our stakeholders. The following principles influence and guide our compensation decisions:
•	We Believe in a Pay-for-Performance Culture. At the core of our compensation philosophy is our guiding belief that pay should be directly linked to performance. This philosophy has guided many compensation related decisions.

•	A substantial portion of Executive Officer compensation is based on an overall financial return.

•	Our equity incentives provide that a significant portion of management’s compensation is based on the value of our common stock.

•	Compensation and incentive pay should reflect position and responsibility.

Total compensation and accountability should generally increase with position and responsibility. Consistent with this philosophy:
•	Total compensation is higher for individuals with greater responsibility and greater ability to influence our achievement of targeted results and strategic initiatives.

•	Executive Officer’s have a higher percentage of their total compensation based on our financial performance.

•	Equity-based compensation is higher for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term stock appreciation.
•	Compensation Decisions Should be Based on Achieving Well Defined Targets
•	The annual MIP program creates incentive for meeting annual financial and performance targets.

•	We believe that equity incentives create long-term incentives that align management’s interests with those of our long-term stakeholders.
•	Compensation Should be Reasonable and Responsible
It is essential that our overall compensation levels be sufficiently competitive to retain talented leaders and motivate those leaders to achieve superior results. At the same time, we believe that compensation should be set at responsible levels. Our executive compensation programs are intended to be consistent with our focus on controlling costs.
•	Other Factors
The Committee also considers historical compensation levels, competitive pay practices at companies in our peer group, and the relative compensation levels among our senior executive officers. We also consider industry conditions, corporate performance versus a peer group of companies and the overall effectiveness of our compensation program in achieving desired performance levels.
•	Compensation Disclosures should be Clear and Complete
The Committee believes that all aspects of executive compensation should be clearly, comprehensibly and promptly disclosed in plain English. We believe that compensation disclosures should provide all of the information necessary to permit stakeholders to understand our compensation philosophy, our compensation-setting process and how and how much our executives are paid.
Committee Effectiveness
     We review, on an annual basis, the performance of our Committee and the effectiveness of our compensation program in obtaining desired results.

The Components of Our Executive Compensation Program
     The compensation of the Executive Officers consists of four primary components: Base Salary, the Management Incentive Plan (“MIP”), the Equity Ownership Plans and Additional Benefits. Base Salary forms the foundation of the officer compensation program. In 2007, the CEO, the CFO and the Vice President of Raw Material Purchasing and Strategic Development did not receive any increase in salary. As part of our restructuring, we promoted two other individuals (one of whom was already an executive officer) and increased their compensation to reflect their increased responsibility. The MIP provides an opportunity for annual bonuses to be earned by the Executive Officers and other plan participants that are directly related to achieving corporate return and performance targets. The Committee establishes, for each participant in the MIP, a target award based on a percentage of base salary. The Committee believes a substantial component of an Executive Officer’s total compensation should be based on our financial performance and achieving performance targets. Equity Ownership Plans represent the third component of Wellman’s executive compensation program. In 2004, we began using restricted stock granted under the Wellman Restricted Stock Plan. The compensation amount reflected in this proxy statement is the number of shares granted times the fair market value of the stock on the date of the grant. The objective of these awards is to provide longer-term incentive compensation that is directly related to the market value of our common stock. The fourth element is Additional Benefits, which includes contributions to retirement plans, payments for life insurance policies owned by the executives, use of automobiles and other benefits described in more detail below.
Base Salary
     Base pay is a critical element of executive compensation because it provides executives with a base level of monthly income. In determining base salaries, the Committee considers the executive’s qualifications and experience, scope of responsibilities and future potential; the goals and objectives established for the executive; the executive’s past performance; competitive salary practices at companies in the peer group; internal pay equity; and the tax deductibility of base salary.
Management Incentive Plan
     The Committee established a target level of incentive compensation for the Named Executive Officers that is at least 50% of that executive’s base salary, so that a significant portion of the total compensation that such executives can earn is performance-based. A portion of the Executives MIP incentive compensation is determined based upon achieving financial targets (75%) and a portion is based upon achieving performance targets (25%). The Committee revised the 2008 bonus components to 50% financial targets and 50% performance targets.
          Financial
          The financial portion of the Executive’s MIP incentive represents 75% of the target level of incentive compensation. The financial target in the MIP incentive is measured by EBITDA Return on Assets (“EBITDA ROA”). We believe that EBITDA ROA is a superior measure of performance in a business with high capital requirements.
          The Compensation Committee established a financial performance objective for this program that provided senior managers, including Named Executive Officers, with bonuses based on the following curve.

     Based on this curve if annual EBITDA ROA is 17%, the Executives earn 100% of the MIP bonus attributable to the financial target (i.e. the full 75%). In addition the maximum an executive will earn for the financial targets is 2.45 times their target and that only occurs if EBITDA ROA is at or above 22.8%.
          Performance Targets
          The performance portion of the Executive’s MIP incentive represents 25% of the target level of incentive compensation. The performance targets for 2007 were based on the following operational objectives: safety targets based on OSHA ratings (15%); sales volume targets for our PET Resin (7.5%); sales volume targets for our polyester staple fiber (7.5%); operating and selling, general and administrative spending (non plant) (15%); direct plant cash spending for our polyester staple fiber (7.5%); direct plant cash spending for our Resins (7.5%); customer satisfaction (15%); and debt reduction (25%). Each operational objective has a performance range (minimum, target and maximum) with 100% of the pay-out earned at target performance and 0% earned at or below minimum performance and 200% of the pay-out earned at or above the maximum performance.
          The total MIP incentive payment to the Executives is calculated by adding the earned portions of the financial and performance target percentages together and multiplying this by the Executive’s target level of incentive compensation that was established by the Compensation Committee. As a result of our February 22, 2008 bankruptcy filing, 2007 MIP bonus payment amounts were limited to a maximum of $10,950 per employee. This limitation reduced the bonus payments to the CEO, CFO and the Vice President of Raw Material Purchasing and Strategic Development.
Equity Ownership Plans
     The Committee believes that equity compensation is the most effective means of creating a long-term link between the compensation provided to executive officers and other key management personnel and the stockholders’ objective of common stock appreciation. Since 2004, we have elected to use restricted stock as the form of our equity compensation. The restricted stock generally vests using 2 year cliff vesting or ratably over 5 years with provisions for accelerated vesting if certain financial targets are achieved.
     Prior to 2004, we granted options as equity compensation. The options have the following features:

•	stock options are performance based — all value received by the recipient from a stock option is based on the growth of the stock price above the option price;

•	the term of the grant can be no longer than 11 years;

•	After 1997, the grant price is the average of the highest and lowest sales prices of the Common Stock upon the national securities exchange that the shares of Common Stock are traded on each of the twenty (20) days that sales had been made prior to the grant. Prior to 1997, the grant price was the fair market value of the option on the date of grant.

•	grants do not include “reload” provisions;

•	re-pricing of options is prohibited, unless approved by the stockholders; and

•	options vest 20% per year over five years beginning with the first anniversary of the date of grant.
We now use restricted stock as a long-term incentive vehicle because:
•	Restricted stock aligns the interests of executives with those of the stockholders, supports a pay-for-performance culture, fosters employee stock ownership, and focuses the management team on increasing value for the stakeholders.

•	Restricted stock provides a balance to the overall compensation program. The MIP rewards financial performance for the year just completed while the restricted stock program, with multi-year vesting, creates incentives for the executives to increase stockholder value over a longer term.

•	The vesting period encourages executive retention and the preservation of stockholder value.
     In determining the number of restricted shares to be granted to senior executive officers, the Committee takes into account the individual’s position, scope of responsibility, ability to affect profits and stakeholder value, the individual’s historical and recent performance, and the value of stock in relation to other elements of total compensation.
Additional Benefits
     Executive Officers participate in other employee benefit plans generally available to all employees on the same terms as similarly situated employees. This includes the Wellman, Inc Retirement Plan (“WIRP”). However, because this is a qualified plan, contributions for Executive Officers are limited and the contributions to the WIRP as a percentage of qualified wages are generally lower for Executive Officers than for other employees. The Executive Officers at December 31, 2007 participate in a Life Insurance Program where all the Named Executive Officers receive up to 9.5% of their Base Salary for the purchase of a life insurance product that the executive owns that must provide the executive with a minimum of five times his salary in life insurance. In addition, certain Executive Officers participate in a defined benefit plan and have automobiles provided by us. As part of historical compensation practices, the CEO receives up to $15,000 for reimbursement for tax return preparation. Our Committee requested that we disclose all perquisites provided to the executives shown in the Summary Compensation Table even if the perquisites fall below the disclosure thresholds under SEC rules.
The Tax Deductibility of Compensation Should be Maximized Where Appropriate
     We generally seek to maximize the deductibility for tax purposes of all elements of compensation. For example, we utilize nonqualified stock options that result in a tax deduction upon exercise. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for non-qualifying compensation in excess of $1.0 million paid to any persons in any fiscal year. The Committee reviews compensation plans in light of applicable tax provisions, including Section 162(m), and may revise compensation plans from time to time to maximize deductibility. However, we may approve compensation that does not qualify for deductibility when we deem it to be in our best interests.
Financial Restatement
     It is the Board of Directors’ Policy that the Committee will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers and certain other officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, we will seek to recover any amount determined to have been inappropriately received by the individual executive.
Our Compensation Decisions
     This section describes the compensation decisions that the Committee made with respect to the Named Executive Officers for fiscal 2007. In the first quarter of 2007, we reorganized our management structure. Mark Ruday was promoted to Vice President of Business Operations, Joseph Tucker became Vice President of Raw Material Procurement and Strategic Development and Ian Shaw was promoted to Vice President of Manufacturing and R&D. As part of this reorganization Michael Dewsbury ceased to be an Executive Officer and Ian Shaw was appointed as an Executive Officer. In January 2008, Mark Ruday was promoted to Chief Operating Officer.
Executive Summary
     In fiscal 2007, the Committee continued to apply the compensation principles described above in determining the compensation of our Named Executive Officers. Our decisions were made after considering the events and the results of 2006 and 2007.
     In summary, the compensation decisions made in the fiscal year 2007 and the results of those decisions for the Named Executive Officers were as follows:
•	We increased base salaries for the Named Executive Officers by 2.2%, on average, for 2007. The Chief Executive Officer, the Chief Financial Officer and the Vice President of Raw Material Procurement and Strategic Development did not receive an increase in 2007.

•	In 2007, we did not achieve the financial targets for the MIP; however, we did achieve certain performance targets and paid bonuses to our Named Executive Officers. Certain of these bonuses were limited based on the order by the Bankruptcy Court.

•	In 2007, we granted shares of restricted stock only to those Named Executive Officers that assumed new responsibilities as part of our management reorganization described above.

•	AON’s compensation review concluded that, on average, the base salary and incentive portion of the compensation of our Named Executive Officers, also referred to as total cash compensation, was in the fourth (bottom) quartile compared to our peer group. On average, our total compensation for these executives, which is total cash compensation plus additional benefits plus equity compensation, was in the fourth quartile compared to our peer group.
     The Committee believes that the compensation of our Named Executive Officers is consistent with our core compensation principles:

•	a pay-for-performance culture;

•	compensation decisions should promote the interests of long-term stakeholders; and

•	compensation should be reasonable and responsible.
Base Salary
     The following table reflects the base salaries of the Named Executive Officers for calendar year 2007.

Name and Title	Salary in 2006	Salary in 2007	Increase
Thomas M. Duff	$720,000	$720,000	$0
Chairman, CEO
Keith R. Phillips	$336,050	$336,050	$0
Vice President, Chief Financial Officer
Joseph C. Tucker	$270,000	$270,000	$0
Vice President, Raw Material Procurement and Strategic Development
Ian K. Shaw,	$153,700	$174,200	$20,500
Vice President, Manufacturing and Research & Development
Mark J. Ruday	$165,000	$180,000	$15,000
Vice President, Business Operations
In setting these base salaries, the Committee considered:
•	the compensation philosophy and guiding principles described above;

•	the experience and industry knowledge of the Named Executive Officers and the quality and effectiveness of their leadership;

•	all of the components of executive compensation, including base salary, incentive compensation under the MIP, restricted stock and additional benefits;

•	the mix of performance pay to total compensation;

•	internal pay equity among Wellman senior executives; and

•	the base salary paid to the officers in comparable positions at companies in our peer group, using the 50th percentile as our point of reference.
No specific weighting was applied to these factors. In January 2007, as part of our normal compensation review, we did not increase the compensation of any of the Named Executives. Effective April 1, 2007, we increased the compensation of certain named executive officers that assumed increased responsibilities as part of the aforementioned management reorganization. The Chief Executive Officer, the Chief Financial Officer and the Vice President of Raw Material Procurement and Strategic Development did not receive any increase in base salary in 2007. The total increase in base salaries for the Named Executive Officers for calendar year 2007 was $35,500, which is a 2.2% increase over 2007.

Management Incentive Plan
     The MIP provides officers and key employees an opportunity to earn an annual cash bonus if we achieve specified financial targets established for the fiscal year. In 2007, the Committee modified the MIP so that bonuses were determined based on financial and performance targets. The financial target was based on EBITDA divided by Net Assets (“EBITDA ROA”). All of the relevant terms are defined in the MIP. In general terms, EBITDA is sales, less cost of sales, less selling general and administrative expenses as presented in our Consolidated Statements of Operations plus depreciation and amortization, as presented in our Consolidated Statements of Cash Flows. Net Assets are the average of all assets, excluding construction in progress and businesses held for sale, less current liabilities. The performance targets were based on the following operational objectives: safety targets based on OSHA ratings (15%); sales volume targets for our PET Resin (7.5%); sales volume targets for our polyester staple fiber (7.5%); operating and selling, general and administrative spending (non plant) (15%); direct plant cash spending for our polyester staple fiber (7.5%); direct plant cash spending for our Resins (7.5%); customer satisfaction (15%); and debt reduction (25%). If we achieve certain financial and performance targets, the Named Executive Officers can earn a cash bonus up to a specified percentage of their base salary.
     There were no MIP bonuses earned in 2006. The targeted bonuses for 2007, as a percentage of base salary, for the Named Executive Officers and the actual amounts earned are specified in the table below.

	Target	Bonus
	Level in	Earned in
Name and Title	2007	2007 (a)
Thomas M. Duff	65%	$10,950
Chairman, CEO
Keith R. Phillips	50%	$10,950
Vice President, Chief Financial Officer
Joseph C. Tucker	50%	$10,950
Vice President, Raw Material Procurement and Strategic Development
Ian K. Shaw	50%	$9,399
Vice President, Manufacturing and Research & Development
Mark J. Ruday	50%	$9,660
Vice President, Business Operations

(a)	The CEO, the CFO and the Vice President, Raw Material Procurement and Strategic Development earned bonuses of $44,877, $17,548 and $14,099, respectively. On February 22, 2008, Wellman and certain of its subsidiaries filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the provisions of Chapter 11 of the Title 11 of the United States Code. Based on an Order issued by the Court, our payment to each of these executives which would be made after the bankruptcy filing was limited to $10,950; therefore, that is the amount reflected in the table above.
     The Committee believes that EBITDA ROA is a superior measure of performance in a business with significant capital requirements, both to evaluate management’s performance and to demonstrate to stakeholders that capital investments have added to stakeholder value.
Restricted Stock Awards
     In 2006 and 2007, we granted the following restricted stock to the Named Executive Officers:

	Number of	Number of
	Shares	Shares
	Granted in	Granted in
Name and Title	2006	2007
Thomas M. Duff	50,000	0
Chairman, CEO
Keith R. Phillips	27,000	0
Vice President, Chief Financial Officer
Joseph C. Tucker	25,000	0
Vice President, Raw Material Procurement and Strategic Development
Ian K. Shaw	7,500	14,500
Vice President, Manufacturing and Research & Development
Mark J. Ruday	20,000	12,500
Vice President, Business Operations
The restricted stock granted in 2006 vests ratably over a five-year period with the potential for vesting to accelerate if the EBITDA ROA percentage exceeds 16.25%. There were two additional restricted stock grants in January 2007. One was for retention of key managers who were not Executive Officers at the time of the grant (although one of these individuals became Executive Officers on April 1, 2007) and, on April 2, 2007, as part of the promotion and change in roles of certain Executive Officers, these officers received an additional restricted stock grant. These two grants have 2-year vesting.
Employment Agreements
     The Executive Officers at December 31, 2007 have employment agreements which contain the following severance arrangements and change of control provisions. These employment agreements may constitute executive contracts pursuant to Section 365 of the Bankruptcy Code and, as a result, may be subject to assumption or rejection by Wellman in the bankruptcy case. This could impact the amounts realized by the executives under these provisions.
Severance Arrangements
     Our Named Executive Officers have employment contracts that provide from 1 1/2 to 2 years of compensation in the event that we terminate the executive for other than cause. Cause generally means an act of personal dishonesty, a plea of guilty or no contest to a felony or willfully failing to perform the executive’s duties.
Change of Control Provisions
     These agreements are intended to encourage these executives to remain in Wellman’s employment by providing them with greater security and to reinforce and encourage continued attention and dedication to their duties without distraction in the face of the potentially disturbing circumstances arising from the possibility of a change of control. A change of control means any acquisition, merger, reorganization or consolidation where a person or group obtains 50% or more of Wellman’s then outstanding stock or there is a change in the majority of its Board other than by the election of its stockholders. If there is a change of control and (i) if the executive is terminated after a change of control, (other than for cause, death or disability) or (ii) if the executive terminates for “good reason” such as a change in the executive’s position, responsibility, compensation or location, then the Named Executive Officers may leave and receive two to three times their Base Salary plus their Highest Annual Bonus, receive benefits for three years after the change of control comparable to those they received before the change of control, receive outplacement assistance up to $25,000 and potentially receive additional payments if they are subject to excise taxes on the payments relating to a change in control. In addition, all unvested shares of restricted stock would vest. The Highest Annual Bonus is the greater of (i) the annual bonus computed on an annualized basis as of the date of the Change of Control or (ii) the average Annual Bonus for the two preceding fiscal years.
     If there had been a change of control as of December 31, 2007 and the executive had been terminated or had left for good reason, then the Named Executive Officers would have been entitled to receive the benefits set forth in the following two tables:

	Base Salary	Additional
Name and Title	Plus Bonus	Benefits	Total
Thomas M. Duff	$2,233,316	$237,268	$2,470,584
Chairman, CEO
Keith R. Phillips	$1,034,322	$234,593	$1,268,915
Vice President, Chief Financial Officer
Joseph C. Tucker	$831,149	$209,109	$1,040,258
Vice President, Raw Material Procurement and Strategic Development
Ian K. Shaw	$383,399	$133,437	$516,836
Vice President, Manufacturing and Research & Development
Mark J. Ruday	$614,490	$176,480	$790,970
Vice President, Business Operations
Vesting of Restricted Stock

		Value at
	Number of Shares of	December 31,
	Restricted Stock at	2007 Closing
Name and Title	December 31, 2007	Stock Price
Thomas M. Duff	100,000	$12,000
Chairman, CEO
Keith R. Phillips	51,600	$6,192
Vice President, Chief Financial Officer
Joseph C. Tucker	44,000	$5,280
Vice President, Raw Material Procurement and Strategic Development
Ian K. Shaw	26,500	$3,180
Vice President, Manufacturing and Research & Development
Mark J. Ruday	46,500	$5,580
Vice President, Business Operations
     The above table does not represent the economic benefit of restricted stock vesting that will actually occur in a change of control. It is almost certain that the price of the stock on a change of control will be different from its price on December 31, 2007. In addition, a portion of the unvested restricted stock at December 31, 2007 vested in the first quarter 2008.
     All options granted are 100% vested. The exercise price of all options is above the price of our stock at December 31, 2007. For additional information, see the “Outstanding Equity Awards” table below.
Reasonableness of Compensation
     After considering all components of the compensation paid to the Named Executive Officers, the Compensation Committee has determined that the compensation is reasonable and responsible. In making this determination, we considered many factors, including the following:
•	Management has continued to focus on reducing controllable costs.

•	Management has minimized the impact of many adverse events in recent years including the impacts of the Gulf Coast Hurricanes in 2005 and historically high volatility in raw material prices.

•	Based on a study conducted by AON the total compensation levels for the Named Executive Officers is generally below the Committee’s target of the 50th percentile of compensation levels at the companies in Wellman’s peer group. The table below lists the major components of each executive’s compensation compared to a peer group of comparable companies by an independent compensation consultant. The results of the survey are quantified in quartiles with the first quartile defined as above the 75th percentile, the second quartile being above the 50th percentile but at or below the 75th percentile, the third quartile being above the 25th percentile but at or below the 50th percentile and the 4th quartile being at or below the 25th percentile. The following table contains the results of this survey:

Equity
Name	Base Salary	MIP Plan	Compensation	Overall
Thomas M. Duff	4th	4th	4th	4th
Keith R. Phillips	3rd	4th	4th	4th
Joseph C. Tucker	4th	4th	4th	4th
Ian K. Shaw	4th	4th	4th	4th
Mark J. Ruday	4th	4th	4th	4th
Executive Officer Ownership Guidelines
     We have adopted stock ownership guidelines for our Executive Officers. These stock ownership guidelines require that these officers must own shares of our common stock equal to the following multiple of their salary.

Position	Multiple of Salary
Chief Executive Officer	5.0
Chief Financial Officer	2.0
Other Executive Officers	1.0-1.5
     These guidelines may be satisfied ratably over a 5-year period after the individual becomes an Executive Officer or after an increase in their salary. The value of the stock they own for purposes of this computation is: (i) its original cost if acquired after December 31, 1998, (ii) the fair market value of Wellman’s common stock on December 31, 1998 if it was acquired before that date, or (iii) in the case of restricted stock, its value on the grant date that is used by us to compute their compensation expense. All of our Executive Officers currently meet these guidelines.
Timing of Equity Grants
     Our policy on equity grants (both restricted stock and stock option grants) includes the following provisions relating to the timing of grants:
•	The Committee will prospectively determine the grant date for all equity grants which will be a date when all material information about Wellman is in the public domain.

•	The exercise price of any options granted after 1997 is the average price of the high and the low of the stock price for the 20 days preceding the grant date. The exercise price of any options granted before 1997 is the fair market value of the underlying common stock on the date of grant.

•	Directors and Executives Officers who receive equity grants must file the appropriate forms with the SEC in a timely manner.
COMPENSATION COMMITTEE REPORT
The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Wellman’s Annual Report on Form 10-K for the year ended December 31, 2007.
Submitted by the Compensation Committee

James Rogers, Chairman
Kevin Kruse, Member
Roger Vandenberg, Member
Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, including this Proxy Statement, in whole or in part, the foregoing Compensation Committee Report is not incorporated by reference into any such filings.
SUMMARY OF EXECUTIVE COMPENSATION
Summary Compensation Table
     The following tables set forth information concerning the total compensation of our Chief Executive Officer, our Chief Financial Officer, and our other three most highly compensated Executive Officers who served in such capacities during the fiscal year ended December 31, 2007 and 2006 (the “Named Executive Officers”):

					(h)
					Change	(i)
				(e)	in	All
(a)	(b)	(c)	(d)	Stock	Pension	Other	(j)
Name and Title	Year	Salary	Bonus	Awards	Value	Comp	Total
Thomas M. Duff	2007	$720,000	$10,950	$0	$0	$77,331	$808,281
Chairman, CEO	2006	$720,000	$0	$343,500	$0	$97,587	$1,161,087

Keith R. Phillips	2007	$336,050	$10,950	$0	$0	$61,439	$408,439
Vice President, Chief Financial Officer	2006	$336,050	$0	$185,490	$0	$60,976	$582,516

Joseph C. Tucker	2007	$270,000	$10,950	$0	$2,233	$54,528	$337,711
Vice President, Raw Material Procurement and Strategic Development	2006	$270,000	$0	$171,750	$609	$58,797	$501,156

Ian K. Shaw (b)	2007	$174,200	$9,399	$52,235	$12,608	$40,858	$289,300
Vice President, Manufacturing and Research & Development

Mark J. Ruday (a)	2007	$180,000	$9,660	$45,875	$0	$45,402	$280,937
Vice President, Business Operations	2006	$165,000	$0	$137,400	$0	$43,570	$345,970

Michael E. Dewsbury (c)	2007	$51,667	$0	$0	$0	$702,737	$754,404
Vice President, PET Resin	2006	$310,000	$0	$185,490	$0	$63,648	$559,138

Audrey L. Goodman (d)	2007	$67,188	$0	$0	$0	$415,196	$482,384

(a)	Mr. Ruday was promoted to Vice President, Business Operations in April 2007. He previously served as Vice President, Chief Accounting Officer.

(b)	Compensation data for Mr. Shaw is provided for only 2007 because he was not a named executive in 2006.

(c)	Mr. Dewsbury’s position was eliminated on February 28, 2007, as part of our management reorganization.

(d)	Mr. Goodman’s position was eliminated on May 31, 2007, as part of our management reorganization.
     In 2007, Wellman did not have any (i) option awards, (ii) Non-Equity Incentive Plan awards, or (iii) Non-Qualified Deferred Compensation Earnings, so columns (f) and (g) are not included in the table.
     The amounts included in column (i) — All Other Compensation includes the following amounts:

				Retirement
		Life		Plan
Name and Title	Year	Insurance	Auto	Contributions	Other	Total
Thomas M. Duff	2007	$35,155	$936	$26,240	$15,000	$77,331
Chairman, CEO	2006	$55,724	$773	$26,090	$15,000	$97,587

Keith R. Phillips	2007	$34,082	$1,117	$26,240	$0	$61,439
Vice President, Chief Financial Officer	2006	$33,526	$1,360	$26,090	$0	$60,976

Joseph C. Tucker	2007	$25,650	$2,638	$26,240	$0	$54,528
Vice President, Raw Material Procurement and Strategic Development	2006	$26,465	$3,782	$26,050	$2,500	$58,797

Ian K. Shaw	2007	$16,267	$3,745	$20,846	$0	$40,858
Vice President, Manufacturing and Research & Development

Mark J. Ruday	2007	$16,942	$4,670	$23,790	$0	$45,402
Vice President, Business Operations	2006	$14,606	$4,274	$24,690	$0	$43,570

Michael E. Dewsbury	2007	$14,950	$0	$19,490	$668,297	$702,737
Vice President, PET Resin	2006	$29,582	$4,047	$24,427	$5,592	$63,648

Audrey L. Goodman	2007	$7,659	$0	$19,340	$388,197	$415,196
Amounts disclosed in the “Other” column for 2007 include tax preparation for Mr. Duff of $15,000, severance of $668,297 and $340,338 for Mr. Dewsbury and Ms. Goodman, respectively, and $47,859 for consulting fees paid to Ms. Goodman post employment. Amounts disclosed in the “Other” column for 2006 include tax preparation for Mr. Duff and Mr. Tucker of $15,000 and $2,500, respectively, and country club dues of $5,592 for Mr. Dewsbury.
GRANTS OF PLAN-BASED AWARDS
     The following table contains information relating to two compensation plans.
     The first plan is our Management Incentive Plan (MIP) and the following information is contained in Columns (c) — (e). The MIP has target awards for executives as a percentage of their base salary. The CEO’s target award is 65% of his base salary and other NEO’s targeted awards are 50% of their base salary. The dollar amounts of the target bonus, based on 2007 base salaries, are provided in Column (d). Executives do not earn bonuses under the MIP when the threshold level of EBITDA ROA is below 11.1% and the performance targets are not achieved; therefore, the threshold in column (c) is zero. The plan also provides for a maximum payout for the financial percentage if EBITDA ROA is above 22.4% and this is 2.45 times the financial target. In addition, the plan also provides for a maximum payout of 200% of the performance percentaget if maximum performance targets are achieved. The dollar amounts of the maximum MIP payment, based on 2007 base salaries, are provided in Column (e).
     The second plan is our 2004 Restricted Stock Plan. We granted the number of restricted shares shown in column (i) in February and April of 2007. The number of shares shown in this table times the fair market value of the stock on those dates (which is what we use to record compensation expense in our financial statements) is the amount of compensation listed in the Summary Compensation Table in column (e) labeled Stock Awards.

					Restricted Stock
	Grant	Estimated Future Payouts Under Non-			Awards
	(Plan)	Equity Incentive Plan Awards				Number
Name	Date	Threshold	Target	Maximum	Grant Date	of Shares
(a)	(b)	(c)	(d)	(e)	(b)	(i)
Thomas M. Duff	March 2005	$0	$468,000	$1,093,950	—	0
Chairman, CEO

Keith R. Phillips	March 2005	$0	$168,000	$392,700	—	0
Vice President, Chief Financial Officer

Joseph C. Tucker	March 2005	$0	$135,000	$315,563	—	0
Vice President, Raw Material Procurement and Strategic Development

Ian K. Shaw	March 2005	$0	$93,500	$218,556	February, April 2007	14,500
Vice President, Manufacturing and Research & Development

Mark J. Ruday	March 2005	$0	$100,000	$233,750	April 2007	12,500
Vice President, Business Operations

Michael E. Dewsbury (a)	March 2005	$0	$0	$0	—	0
Vice President, PET Resin

Audrey L. Goodman (a)	March 2005	$0	$0	$0	—	0
Vice President, Treasurer

(a)	Mr. Dewsbury’s and Ms. Goodman’s positions were eliminated in 2007 as part of our management reorganization. Accordingly, they did not receive any awards for these programs.
Wellman did not have any Estimated Future Payouts Under Equity Incentive Plan Awards so columns (f), (g), and (h) are omitted and there were no option awards in 2007 so columns (j) and (k) are omitted.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table provides the details of all outstanding option awards for the Named Executive Officers.

	Option Awards
			Equity
			Incentive Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
Name	Exercisable	Unexercisable	Options	Price	Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Thomas M. Duff	50,000	0	0	$18.81	2/16/2009
Chairman, CEO	84,600	0	0	$9.64	2/23/2010
	85,000	0	0	$17.53	3/6/2011
	86,000	0	0	$16.61	2/14/2012
	60,000	0	0	$10.44	8/4/2014

Keith R. Phillips	20,000	0	0	$18.81	2/16/2009
Vice President,	26,600	0	0	$9.64	2/23/2010
Chief Financial Officer	35,000	0	0	$17.53	3/6/2011
	40,000	0	0	$16.61	2/14/2012
	25,000	0	0	$15.24	3/20/2013
	35,000	0	0	$10.44	8/4/2014

Joseph C. Tucker	20,000	0	0	$18.81	2/16/2009
Vice President, Raw Material	24,400	0	0	$9.64	2/23/2010
Procurement and Strategic	30,000	0	0	$17.53	3/6/2011
Development	35,000	0	0	$16.61	2/14/2012
	20,000	0	0	$15.24	3/20/2013
	25,000	0	0	$10.44	8/4/2014

Ian K. Shaw	7,000	0	0	$18.81	2/16/2009
Vice President, Manufacturing	7,600	0	0	$9.64	2/23/2010
and Research & Development	7,000	0	0	$17.53	3/6/2011
	7,000	0	0	$16.61	2/14/2012
	5,000	0	0	$15.24	3/20/2013
	5,000	0	0	$10.44	8/4/2014

Mark J. Ruday	7,500	0	0	$18.81	2/16/2009
Vice President,	8,400	0	0	$9.64	2/23/2010
Business Operations	9,000	0	0	$17.53	3/6/2011
	9,000	0	0	$16.61	2/14/2012
	8,100	0	0	$15.24	3/20/2013
	15,000	0	0	$10.44	8/4/2014

Michael E. Dewsbury	15,000	0	0	$18.81	2/28/2008
Vice President,	20,000	0	0	$9.64	2/28/2008
PET Resin	30,000	0	0	$17.53	2/28/2008
	35,000	0	0	$16.61	2/28/2008
	20,000	0	0	$15.24	2/28/2008
	35,000	0	0	$10.44	2/28/2008

Audrey L. Goodman	3,500	0	0	$18.81	5/30/2008
Vice President,	3,500	0	0	$9.64	5/30/2008
Treasurer	4,500	0	0	$17.53	5/30/2008
	4,000	0	0	$16.61	5/30/2008
	10,000	0	0	$15.24	5/30/2008
	15,000	0	0	$10.44	5/30/2008

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (Cont’d)
The following table provides the total number of restricted shares that have been granted and are not vested at December 31, 2007 and the fair market value of those shares as of the close of the market on December 31, 2007.

	Stock Awards
		Market Value
	Number of Shares	of Shares or
	of Restricted	Units of Stock
	Stock That Have	That Have Not
Name	Not Vested	Vested
(a)	(g)	(h)
Thomas M. Duff	100,000	$12,000
Chairman, CEO

Keith R. Phillips	51,600	$6,192
Vice President, Chief Financial Officer

Joseph C. Tucker	44,000	$5,280
Vice President, Raw Material Procurement and Strategic Development

Ian K. Shaw	26,500	$3,180
Vice President, Manufacturing and Research & Development

Mark J. Ruday	46,500	$5,580
Vice President, Business Operations

Michael E. Dewsbury	0	$—
Vice President, PET Resin

Audrey L. Goodman	0	$—
Vice President, Treasurer
The table above includes all unvested restricted shares. These shares vest between 2008-2011, and the executive receives no value for those shares if their employment is terminated before the shares are vested.
Wellman did not have any unvested or unearned shares associated with any equity plan awards so columns (i) and (j) are not presented.

OPTION EXERCISES AND STOCK VESTED
The following table provides the information on the number of shares that vested for each Named Executive Officer and the fair market value of the shares on the date they vested. This is the amount of taxable income each executive is required to include in their 2007 tax filings.

	Stock Awards
	Number of Shares	Value
	Acquired on	Realized on
Name	Vesting	Vesting
(a)	(d)	(e)
Thomas M. Duff	70,282	$223,617
Chairman, CEO

Keith R. Phillips	31,950	$101,333
Vice President, Chief Financial Officer

Joseph C. Tucker	25,673	$81,257
Vice President, Raw Material Procurement and Strategic Development

Ian K. Shaw	5,856	$18,422
Vice President, Manufacturing and Research & Development

Mark J. Ruday	12,110	$37,658
Vice President, Business Operations

Micheal E. Dewsbury	19,192	$59,680
Vice President, PET Resin

Audrey L. Goodman	28,285	$74,446
Vice President, Treasurer
     No Named Executive Officers exercised options in 2006, so columns (b) and (c) of the table were not presented.
     Only two of the NEOs participate in a defined benefit plan that provides for payment following their retirement. The following table discloses their pension benefits at December 31, 2007.
Pension Benefits at December 31, 2007
     The following table provides pension benefits available to certain Named Executive Officers.

(c)
		Number	(d)	(e)
		of Years	Present	Payments
		of	Value of	During
(a)	(b)	Credited	Accumulated	Last Fiscal
Name	Plan Name	Service	Benefit	Year
Fiber Industries, Inc.
Joseph C. Tucker	Retirement Income Plan	11.33	$51,518	$0

Fiber Industries, Inc.
Ian K. Shaw	Retirement Income Plan	22.83	$249,241	$0
     The Named Executive Officers did not participate in any non-qualified deferred compensation plans including deferred bonuses. Therefore, the nonqualified deferred compensation table is not presented.
Directors’ Compensation
     In 2007, each non-employee Director earned a retainer of $45,000 per year and each Board member will receive 2,000 shares of restricted stock at each Annual Meeting which will vest over 5 years pursuant to the Wellman, Inc. Restricted Stock Plan. Each non-employee Director also earns $1,500 for each in person board or committee meeting and $750 for each telephonic meeting. Each member of the Audit Committee earns an additional retainer of $2,000 per year. The Lead Independent Director and the Chairmen of the Audit,

Compensation and Governance Committees will each receive an additional annual retainer of $15,000, $10,000, $7,500 and $7,500 respectively. Mr. Duff receives no compensation for his Board service. We reimburse our Directors for travel and lodging expenses that they incur in connection with their attending Board and Committee meetings and meetings of our stockholders and for their continuing education as Directors. The following table summarizes Directors’ compensation earned in calendar year 2007.

	(b)	(c)
(a)	Fees	Stock	(h)
Name	Earned	Awards	Total
James Baker	$71,750	$6,160	$77,910
Richard Heitmiller	$100,250	$6,160	$106,410
Kevin Kruse	$84,500	$6,160	$90,660
David McKittrick	$87,750	$6,160	$93,910
James Rogers	$79,500	$6,160	$85,660
Roger Vandenberg	$66,000	$6,160	$72,160
     In 2007, there were no Option Awards, Non-Equity Incentive Plan Compensation Awards, Change in Pension Value and Nonqualified Deferred Compensation Earnings, or any Other Compensation for Directors. Therefore columns (d), (e), (f) and (g) are not presented.
Directors’ Stock Ownership Policy
     We have a Stock Ownership Policy for Directors that requires Directors that are elected by the common stockholders to own five times their annual retainer in our common stock. These requirements may be satisfied ratably over a 5-year period after the individual becomes a director or after an increase in the annual retainer. All Directors complied with the terms of the policy as of December 31, 2007. The value of the stock they own for purposes of this computation is: (i) its original cost if acquired after December 31, 1998, (ii) the fair market value of Wellman’s common stock on December 31, 1998 if it was acquired before that date, or (iii) in the case of restricted stock, its value on the grant date that is used by us to compute their compensation expense.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table shows, as of December 31, 2007, all persons we know to be “beneficial owners” of more than 5% of Wellman’s common stock. This information is based on reports on Schedule 13G filed with the Securities and Exchange Commission (“SEC”) by the firms listed in the table below. If you wish, you may obtain copies of these reports from the SEC.

	Number of Shares
	Beneficially
Name and Address	Owned (1)		Percent
Warburg Pincus Private Equity VIII, L.P.	29,798,800	(2)	47.5%
466 Lexington Avenue New York, NY 10017

Wells Fargo & Company	5,345,338	(3)	16.3%
420 Montgomery Street San Francisco, CA 94104

Dimensional Fund Advisors LP	2,487,660	(4)	7.6%
1299 Ocean Avenue Santa Monica, CA 90401

Merrill Lynch Pierce Fenner & Smith Inc.	2,449,100	(5)	7.5%
4 World Financial Center, 250 Vesey Street New York, NY 10080

(1)	“Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, a person “beneficially” owns our common stock not only if they hold it directly, but also if they hold it indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have or share the power to vote the stock, or to sell it, or have the right to acquire it within 60 days (the “Contractually Obligated Shares”). The beneficial ownership percentage for each person is calculated for that person by dividing the number of shares that are beneficially owned including any Contractually Obligated Shares by the total number of shares outstanding plus Contractually Obligated Shares only with respect to such person. Because the beneficial ownership percentage is calculated using only the Contractually Obligated Shares for that person, the sum of the beneficial ownership percentages for all stockholders may be greater than 100%.

(2)	Warburg Pincus Private Equity VIII, L.P., including two affiliated partnerships, (“WP VIII”) holds 11,202,143 shares of preferred stock, which were issued on June 27, 2003 and are convertible into shares of our common stock. WP VIII is managed by Warburg Pincus Partners LLC (“WP LLC”), a subsidiary of Warburg Pincus & Co., (“WP”), which is the sole general partner of WP VIII. Kevin Kruse, a Director of the Company, is a partner of WP and Managing Director and Member of WP LLC. All shares that have been granted to Kevin Kruse and any options granted to a former director nominated by WP VIII have been included in the WP VIII beneficial ownership because of the affiliation of these individuals with Warburg Pincus entities. Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities.

WP VIII would have received 27,294,800 shares of our common stock if its preferred stock had been converted into common stock at December 31, 2007, which is calculated by dividing their liquidation preference of $184.2 million on that date (which is the amount of the initial investment increased by 8.5% per year compounded quarterly) by the conversion price at December 31, 2007, which is $6.75. WP VIII also holds two warrants, each representing the right to purchase 1,250,000 shares of our common stock at $11.25 per share, which are currently exercisable.

(3)	Wells Fargo & Company (“Wells Fargo”) is the parent holding company for Wells Capital Management Incorporated and Wells Fargo Funds Management, LLC, both of which are investment advisors. Wells Fargo has sole voting power in respect of 5,222,318 shares and sole dispositive power in respect of all shares listed above.

(4)	Dimensional Fund Advisors LP, (“Dimensional Fund”), a registered investment advisor, which furnishes investment advice to four investment companies, serves as investment advisor to certain other investment companies, commingled group trusts and separate accounts. It has sole voting and investment power in respect of all shares listed above.

(5)	Merrill Lynch, Pierce, Fenner & Smith Incorporated, a registered investment advisor, has sole voting and investment power in respect of all shares listed above.
The following table shows, as of December 31, 2007, our common stock owned by each Director and Named Executive Officer, and all Directors and Executive Officers as a group. Unless indicated otherwise, all persons have sole voting and investment power over the shares listed. Only Mr. Duff beneficially owned one percent or more of Wellman’s outstanding shares of common stock at December 31, 2007.

	Number of Shares	Percentage of
	Beneficially	Common
Name	Owned(1)	Stock
Thomas M. Duff	981,189	3.0%
James B. Baker	41,539	—
Richard F. Heitmiller	28,016	—
Kevin Kruse(3)	0	—
David J. McKittrick	17,861	—
James E. Rogers	32,200	—
Roger A. Vandenberg	49,556	—
Keith R. Phillips	254,274	—
Joseph C. Tucker	236,456	—
Ian K. Shaw	77,131	—
Mark J. Ruday	118,765	—
All Directors and Executive Officers as a Group (13 persons)	1,845,425	5.5%

(1)	“Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, a person “beneficially” owns our common stock not only if they hold it directly, but also if they hold it indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have or share the power to vote the stock, or to sell it, or have the right to acquire it within 60 days.

The number of shares shown for each non-employee Director includes the following shares that may be acquired upon exercise of stock options that were exercisable as of December 31, 2007: Mr. Baker, 7,000; Mr. Heitmiller, 7,000; Mr. Kruse, 0; Mr. McKittrick, 0; Mr. Rogers, 7,000; and Mr. Vandenberg, 7,000.

The number of shares shown for each non-employee Director includes the following shares that were awarded under the Deferred Compensation and Restricted Stock Plan and remain restricted at December 31, 2007: Mr. McKittrick, 1,111. The restriction on Mr. McKittrick’s stock lapsed in January 2008.

The number of shares shown for each non-employee Director includes the following restricted shares that were awarded under the 2004 Restricted Stock Plan: Mr. Baker, 3,600; Mr. Heitmiller, 3,600; Mr. Kruse, 0; Mr. McKittrick, 3,600; Mr. Rogers, 3,600; and Mr. Vandenberg, 3,600.

The number of shares shown for each Named Executive Officer includes the following shares that may be acquired upon exercise of stock options that were exercisable as of December 31, 2007: Mr. Duff, 365,600; Mr. Phillips, 181,600; Dr. Tucker, 154,400; Mr. Ruday, 57,000; and Mr. Shaw 38,600.

The number of shares shown for each Named Executive Officer includes the following shares that were acquired under the 2004 Restricted Stock Plan and remain restricted: Mr. Duff, 100,000; Mr. Phillips,

51,600; Dr. Tucker, 44,000; Mr. Ruday, 46,500; and Mr. Shaw, 26,500. The restrictions on these shares lapse between January 2008 and January 2011.

The number of shares shown for each Named Executive Officer includes the following number of shares of our common stock in such officer’s account in our Retirement Plan as of December 31, 2007: Mr. Duff, 45,241; Mr. Phillips, 1,074; Dr. Tucker, 18,738; Mr. Ruday, 3,546; and Mr. Shaw, 5,296.

(3)	The shares beneficially owned by Mr. Kruse do not include 3,600 shares of restricted common stock and 400 shares of unrestricted common stock that he was granted in May 2006 and 2007. These shares are included in the beneficial ownership of WP VIII in the table that contains entities that have more than 5% beneficial ownership in Wellman. His beneficial ownership also does not include the other 29,794,800 shares that WP VIII beneficially owns.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     See Item 11. “Executive Compensation — “Compensation Discussion and Analysis — Employment Agreements” for a description of employment agreements between us and our named executive officers.
Director Independence
     Our Board of Directors has determined that each of our directors, other than Mr. Duff, who is our Chief Executive Officer, is independent from management. The standards used by our Board in making this determination meet the standards set forth in our corporate governance guidelines.
     Furthermore, our Board has determined that each of the members of our Audit Committee, our Governance Committee, and our Compensation Committee has no material relationship to us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us) and is independent within the meaning of the NYSE’s director independence standards.

Item 14.	Principal Accounting Fees and Services
Engagement of the Independent Auditor
     The Audit Committee approves every engagement of Ernst & Young LLP to perform audit or permitted non-audit services on our behalf before Ernst & Young LLP is engaged to provide those services, subject to the de minimus exceptions permitted by the rules of the SEC.
Independent Auditor Information
     The following fees were paid to Ernst & Young LLP, our principal auditor:
Audit Fees
     Fees for audit services totaled $1,445,900 and $1,259,600 in 2007 and 2006, respectively. These fees relate to the annual integrated audit, reviews of our quarterly reports on Form 10-Q, statutory audits required internationally, and the audit of an employee benefit plan requiring a Form 11-K to be filed.
Audit-Related Fees
     Fees for audit-related services totaled $217,100 and $169,200 in 2007 and 2006, respectively. Audit-related services in both years include audits of the employee benefit plans, and consultation on various accounting issues.

Tax Fees
     Fees for tax services, including tax compliance, tax advice, and tax planning totaled $315,800 and $278,000 in 2007 and 2006, respectively.
All Other Fees
     Fees for all other services not included above totaled $3,500 in both 2007 and 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
     3.          Exhibits

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment 1 to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2008.

WELLMAN, INC.
/s/ Thomas M. Duff_
Thomas M. Duff
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 29, 2008.

Signatures	Title

/s/ Thomas M. Duff Thomas M. Duff	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Keith R. Phillips Keith R. Phillips	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ David R. Styka David R. Styka	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
/s/ James B. Baker James B. Baker	Director
/s/ Richard F. Heitmiller Richard F. Heitmiller	Director
/s/ Kevin Kruse Kevin Kruse	Director
/s/ David J. McKittrick David J. McKittrick	Director
/s/ James E. Rogers James E. Rogers	Director
Roger A. Vandenberg	Director