Form 10-Q
period 2008-03-31
WELLMAN INC
filed 2008-05-12
CIK 812708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2008, there were 32,855,632 shares of the registrant’s Class A common stock, $0.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
(Debtor-in-Possession)
INDEX

Page No.
PART I – FINANCIAL INFORMATION
ITEM 1 – Financial Statements (Unaudited, except where noted).
Condensed Consolidated Statements of Operations - For the three months ended March 31, 2008 and 2007	3
Condensed Consolidated Balance Sheets - March 31, 2008 and December 31, 2007 (Audited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) - For the three months ended March 31, 2008 and the year ended December 31, 2007 (Audited)	5
Condensed Consolidated Statements of Cash Flows - For the three months ended March 31, 2008 and 2007	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk.	31
ITEM 4 – Controls and Procedures.	31
PART II — OTHER INFORMATION
ITEM 1 – Legal Proceedings.	31
ITEM 3 – Defaults Upon Senior Securities.	31
ITEM 6 – Exhibits.	33
SIGNATURES	34
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

ITEM 1. FINANCIAL STATEMENTS
WELLMAN, INC.
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months ended
	March 31,
	2008	2007
Net sales	$240.0	$319.2
Cost of sales	235.7	316.2

Gross profit	4.3	3.0
Selling, general and administrative expenses	9.5	11.7
Provision for uncollectible accounts	0.2	0.1
Restructuring charges	—	2.9
Other (income) expense, net	0.1	(2.7)

Operating loss	(5.5)	(9.0)
Interest expense, net (contractual interest of $15.3 for 2008 period)	11.1	15.1

Loss from continuing operations before reorganization items and income tax benefit	(16.6)	(24.1)
Reorganization items, net	6.1	—

Loss from continuing operations before income taxes	(22.7)	(24.1)
Income tax expense (benefit)	—	—

Loss from continuing operations	(22.7)	(24.1)
Loss from discontinued operations, net of income taxes	—	(0.2)

Net loss	$(22.7)	$(24.3)

Net loss attributable to common stockholders:
Net loss	$(22.7)	$(24.3)
Accretion	(2.3)	(3.7)

Net loss attributable to common stockholders	$(25.0)	$(28.0)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders from continuing operations	$(0.77)	$(0.86)
Net loss attributable to common stockholders from discontinued operations	(0.00)	(0.01)

Net loss attributable to common stockholders	$(0.77)	$(0.87)

Dividends per common share	$—	$0.02

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$1.3	$--
Accounts receivable, less allowance of $3.3 in 2008 and $3.1 in 2007	135.3	129.0
Inventories	85.2	97.0
Prepaid expenses and other current assets	39.4	25.0

Total current assets	261.2	251.0
Property, plant and equipment, at cost:
Land, buildings and improvements	90.5	90.4
Machinery and equipment	336.9	336.7
Construction in progress	6.3	5.4

	433.7	432.5
Less accumulated depreciation	193.9	190.7

Property, plant and equipment, net	239.8	241.8
Other assets, net	10.7	10.4

	$511.7	$503.2

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$7.8	$69.7
Accrued liabilities	18.1	23.3
Debt, current	123.9	554.3

Total current liabilities	149.8	647.3
Deferred income taxes and other liabilities	37.8	41.5

Total liabilities not subject to compromise	187.6	688.8
Liabilities subject to compromise	531.1	—
Stockholders’ deficit:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	74.7	73.8
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	111.1	109.7
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 35,361,632 shares issued in 2008 and 35,372,382 in 2007	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized; no shares issued	—	—
Paid-in capital	248.5	248.6
Common stock warrants	4.9	4.9
Accumulated other comprehensive loss	—	(1.4)
Accumulated deficit	(596.7)	(571.7)
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ deficit	(207.0)	(185.6)

Total liabilities and stockholders’ deficit	$511.7	$503.2

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

									Accumulated
	Series A		Series B		Class A			Common	Other
	Preferred		Preferred		Common		Paid-In	Stock	Comprehensive	Accumulated	Treasury
	Stock Issued		Stock Issued		Stock Issued		Capital	Warrants	Income/(Loss)	(Deficit)	Stock	Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	4.5	$67.5	6.7	$100.4	35.2	$—	$248.3	$4.9	$28.4	$(192.9)	$(49.5)	$207.1
Net loss										(361.3)		(361.3)
Currency translation adjustments									(27.3)			(27.3)
Fair value of derivatives									(2.5)			(2.5)

Total comprehensive loss												(391.1)
Cash dividends ($0.06 per share)										(1.9)		(1.9)
Accretion		6.3		9.3						(15.6)		—
Issuance of restricted stock, net					0.2	—	0.3					0.3

Balance at December 31, 2007	4.5	73.8	6.7	109.7	35.4	—	248.6	4.9	(1.4)	(571.7)	(49.5)	(185.6)
Net loss										(22.7)		(22.7)
Fair value of derivatives									1.4			1.4

Total comprehensive loss												(21.3)
Accretion		0.9		1.4						(2.3)		—
Tax effect of restrictions lapsing on restricted stock							(0.4)					(0.4)
Amortization of deferred compensation							0.3					0.3

Balance at March 31, 2008 (unaudited)	4.5	$74.7	6.7	$111.1	35.4	$—	$248.5	$4.9	$—	$(596.7)	$(49.5)	$(207.0)

     See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
(In millions)

	2008	2007
Cash flows from operating activities:
Net loss	$(22.7)	$(24.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	—	0.2
Depreciation	3.2	11.7
Amortization	0.4	0.2
Amortization in interest expense, net	0.5	0.9
Amortization of acquisition costs of long-term raw material contract	3.9	3.9
Deferred income taxes and other	—	(0.1)
Reorganization items	6.1	—
Payments of reorganization items	(6.1)	—
Changes in assets and liabilities	2.4	10.0

Net cash (used in) provided by operating activities	(12.3)	2.5

Cash flows from investing activities:
Additions to property, plant and equipment	(1.1)	(2.3)

Net cash used in investing activities	(1.1)	(2.3)

Cash flows from financing activities:
Proceeds from DIP Credit Agreement, net	123.9	—
Borrowings under pre-petition debt, net	(105.2)	3.9
Dividends paid on common stock	—	(0.7)
Debt issuance costs related to the DIP Credit Agreement	(4.0)	—

Net cash provided by financing activities	14.7	3.2

Discontinued Operations:
Operating activities	—	(1.1)
Investing activities	—	(0.5)
Financing activities	—	(1.8)

Net cash used in discontinued operations	—	(3.4)

Increase in cash and cash equivalents	1.3	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$1.3	$—

Supplemental cash flow data:
Cash paid during the period for:
Interest, net	$16.2	$14.7
Income taxes	$0.2	$0.4
See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     Our Condensed Consolidated Financial Statements have been prepared in accordance with Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 does not ordinarily affect or change the application of GAAP; however, it does require us to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, consisting primarily of professional fees for the period ended March 31, 2008, resulting from the reorganization of the businesses are reported separately in our Condensed Consolidated Statements of Operations as reorganization items. In addition, we have reported only the interest expense related to our DIP Credit Agreement and disclosed the difference from stated contractual interest expense. We have separately disclosed in our Condensed Consolidated Balance Sheet at March 31, 2008 those pre-petition liabilities subject to compromise. All reorganization items are disclosed as separate line items in our Condensed Consolidated Statements of Cash Flows.
     The Condensed Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in Wellman, Inc.’s annual report on Form 10-K for the year ended December 31, 2007.
     The Condensed Consolidated Financial Statements include Wellman, Inc. and all of the entities it controls, and all material intercompany transactions have been eliminated. When used in these Condensed Consolidated Financial Statements, “Wellman”, “we”, “our”, and “us” each refers to Wellman, Inc. and entities it controls. We are principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin, Fortrel® polyester staple fiber, and Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin. The principal markets for our PET resin are North American manufacturers of various types of plastic containers. The principal markets for our polyester staple fiber are home furnishing, non-woven, apparel, and industrial manufacturers in the United States and Mexico. Wellamid® and Wellamid EcoLon® engineering resin are primarily used in automotive applications in the United States.

2. ACCOUNTING CHANGES AND RECENTLY-ISSUED PRONOUNCEMENTS
New Accounting Standards Adopted
     In January 2008, we adopted Statement of Financial Accounting Standards (SFAS) No 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 had no impact on our financial statements.
     In January 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure certain financial instruments and other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. The adoption of this SFAS No. 159 did not have any impact on our financial statements.
Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations (revised 2007).” SFAS No. 141 applies to any transaction or other event that meets the definition of a business combination and establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. In addition, SFAS No. 141 establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141 is to be applied prospectively for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, the adoption of this Statement will have on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 160 will have on our Consolidated Financial Statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 161 will have on our Consolidated Financial Statements.

3. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE
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
     The bankruptcy filing allows the Debtors to continue operating their businesses while continuing to pursue a sales process. There is no assurance that the Debtors will be successful in completing a sale or reorganization.
     We have recognized certain charges related to allowed claims or expected allowed claims in the Condensed Consolidated Financial Statements as of and for the period ended March 31, 2008. The U.S. bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or when better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our Condensed Consolidated Financial Statements as appropriate. Any such adjustments could be material to our financial position and results of operations in any given period.
     The amounts of liabilities subject to compromise at March 31, 2008 consisted of the following:

(In millions)
Accounts payable — trade	$77.2
First Lien Term Loan	185.0
Second Lien Term Loan	263.3
Accrued interest on First and Second Lien Term Loans	2.4
Other	3.2

Total liabilities subject to compromise	$531.1

     In connection with the Chapter 11 Cases, the Debtors filed a motion seeking Bankruptcy Court approval of a senior secured superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”) among Wellman, Inc. and certain of its domestic subsidiaries, as borrowers, Deutsche Bank Securities, Inc., as sole lead arranger and bookrunner, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, and the lenders that from time to time become party thereto. Capitalized terms not defined herein are defined in our DIP Credit Agreement. On April 7, 2008, the Bankruptcy Court for the Southern District of New York entered an order (the “Final DIP Order”) approving the DIP Credit Agreement and authorizing the Debtors to use cash collateral and to grant adequate protection to its pre-petition secured lenders. Pre-petition secured lenders include lenders holding the outstanding debt under our $185.0 million first lien secured term loan (the “First Lienholders”) and lenders holding the outstanding debt under our $265.0 million secured term loan (the “Second Lienholders”).  Pursuant to the terms of the Final DIP Order, the First Lienholders and the Second Lienholders were provided with replacement liens on certain collateral to protect these secured lenders from any diminution in value of their collateral from the commencement of these Chapter 11 cases.
     Specifically, the First Lienholders were provided with replacement liens on all pre-petition and post-petition property that would constitute collateral under the first lien secured term loan.  In turn, the Second Lienholders were provided with second priority replacement liens on the DIP Credit Agreement collateral and the First Lien collateral
     The proceeds of the loans under the DIP Credit Agreement will be used to, among other things, provide the Debtors with working capital. The DIP Credit Agreement shall mature on the earlier of (a) the date that is one year after the Closing Date of our initial borrowings under the facility (which was February 27, 2008), (b) the date of a closing of a sale of all or substantially all of our assets pursuant to section 363 of the Bankruptcy Code, (c) the date when all of the loans made pursuant to the DIP Credit Agreement (the “Loans”) have been repaid, all Letters of Credit have terminated or have been cash collateralized at 105% and the commitments have been reduced to zero, or (d) the effective date of a Plan of Reorganization confirmed in the Debtors’ bankruptcy cases, with all of the Loans to be repaid as a bullet on such date and all letters of credit to terminate or be cash collateralized at 105% on or before such date.
     Certain of the Debtors are Borrowers under the DIP Credit Agreement and the remaining Debtors have guaranteed the obligations of the Borrowers. The Lenders have a valid and perfected first priority lien and security interest pursuant to sections 364(c)(2) and 364(d)(1) of the Bankruptcy Code in all of the property of the Debtors and each of the Guarantors, including, without limitation, (a) all shares of capital stock (or other ownership interests) of the Debtors and an appropriate percentage of Wellman, Inc.’s first-tier foreign subsidiaries and intercompany debt held by any Debtor or Guarantor; (b) all accounts receivable, general intangibles, license rights, inventory and other goods, contracts rights, hedge agreements, documents, instruments, indemnification rights, tax refunds, patents, trademarks, trade names, copyrights, chattel paper and insurance proceeds with respect to the foregoing; (c) all real property and interests in real property, including, without limitation, as a lessee thereof; and (d) all proceeds and products of the property and assets described in clauses (a) through (c) above. In connection therewith, the Debtors entered into a Security Agreement, dated as of February 26, 2008 and Deutsche Bank Trust Company Americas, in its capacity as collateral agent for its benefit and the benefit of its lenders and the Administrative Agent under the DIP Credit Agreement.
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
     The DIP Credit Agreement contains certain financial covenants and other covenants. We must maintain a Minimum EBITDA (cumulative monthly commencing March 1, 2008, and rolling into trailing twelve months) tested as of the last day of the applicable month, with a report due on the fifteenth day after the end of each month, commencing with the first full month following the Petition Date. EBITDA, as defined in the DIP Credit Agreement, is calculated by adding Earnings (loss) from continuing operations, income tax expense (benefit), interest expense, non-cash charges, and non-recurring fees, cash charges, and other cash expenses made or incurred in connection with entering into the DIP Credit Agreement. The level of Minimum EBITDA as set forth in the DIP Credit Agreement is as follows:

Minimum EBITDA
Applicable Month	(cumulative)
March 2008	$2.1 million
April 2008	$5.61 million
May 2008	$10.37 million
June 2008	$15.81 million
July 2008	$19.635 million
August 2008	$22.865 million
September 2008	$23.8 million
October 2008	$27.455 million
November 2008	$28.56 million
December 2008	$30.855 million
January 2009	$31.5 million
     In addition, we are subject to maximum capital expenditures tested on the last day of each month with carry-forwards of unused amounts. Under the DIP Credit Agreement, our future capital expenditures will be limited to a maximum of $1.0 million in any month, with a provision for carryover of 50% of any unused amounts. In addition, we cannot, without the prior express written consent of the Agent in its sole discretion in each instance, permit cash expenditures during any four week cash budget period to exceed (i) for raw material purchases in the cash budget for such period, 105% of the budgeted amount thereof, and (ii) 110% of the total cash expenditures set forth in the cash budget for such period. There are financial reporting requirements detailed in the covenants, requiring daily, weekly and monthly reporting. Other covenants include, but are not limited to the ability of the Administrative Agent to access the collateral and to perform field examinations and appraisals, in each case, at any time, limitations on other indebtedness, liens, investments, guarantees, no payment of pre-petition indebtedness other than the existing Revolving Facility at December 31, 2007, or as approved by the bankruptcy court, restricted junior payments (including common and preferred dividends and redemptions and payments on subordinated debt), mergers and acquisitions, sales of assets, the issuance and sale of capital stock of subsidiaries, leases, transactions with affiliates, conduct of business, in each case subject to carve-outs. As required by the terms of the DIP Credit Agreement, we have engaged a Chief Restructuring Officer (“CRO”). The CRO shall have duties and powers customary for a chief restructuring officer in a Chapter 11 case of this type.
     Events of default under the DIP Credit Agreement include the following: (i) the entry of an order dismissing any Debtor’s or Guarantor’s Chapter 11 case or converting any such case to one under Chapter 7, (ii) the entry of an order appointing a Chapter 11 Trustee in any of the Debtor’s or Guarantor’s Chapter 11 cases; (iii) unless the Lenders otherwise agree or the DIP loan balance is repaid, the entry of an order granting any other Superpriority Claim or lien equal or superior to that granted to the DIP Credit Agreement and the Pre-Petition First Lien Term Loan Facility as adequate protection; (iv) unless all of the Lenders otherwise agree, the entry of an order staying, reversing or vacating the Interim Order or the Final Order; (v) the entry of an order modifying the DIP Credit Agreement, the Interim Order or the Final Order without the Administrative Agent’s prior written consent; (vi) the entry of an order in any of the Chapter 11 cases appointing an examiner having enlarged powers (beyond those set forth under Bankruptcy Code section 1106(a)(3) and (4)); (vii) failure to make any payment of principal when due or to make any payment of interest or fees within three business days of the date when due; (viii) failure to comply with any negative covenants or certain other covenants in the financing documentation, including covenants relating to delivery of the budget, delivery of financial reports, delivery of the borrowing base certificate, access of the Lenders, retention of a CRO and maintenance of bank accounts with the Administrative Agent; (ix) failure to perform or comply with any other term or covenant and such default shall continue unremedied for a period of three (3) days after notice; (x) any representation or warranty shall be incorrect or misleading in any material respect when made; (xi) the business shall materially change or a change in control shall occur; (xii) the entry of an order granting relief from the automatic stay so as to allow a third party to proceed against any material asset or assets of any of the Borrowers; (xiii) the failure of the Bankruptcy Court to enter an order, in form and substance satisfactory to the Administrative Agent and the Lenders, by May 29, 2008, (A) approving bidding procedures, (B) scheduling bidding deadline, auction date and sale hearing date, and (C) establishing procedures under Section 363 and 365 of the Bankruptcy Code for the sale of our assets; (xiv) the failure of the Bankruptcy Court to enter a sale order by July 31, 2008, in form and substance satisfactory to the Administrative Agent and the Lenders, approving the sale of our assets, and providing for the payment in full of the DIP Credit Agreement; (xv) our failure to close on the sale of our assets within 15 days of the date of entry of the sale order approving such sale; (xvi) the filing of a plan of reorganization which does not provide for the payment in full in cash of the DIP Credit Agreement; (xvii) the institution of any judicial proceeding by or on behalf of any Credit Party seeking to challenge the validity of any portion of the DIP Credit Agreement or the applicability or enforceability thereof or which seeks to void, avoid, limit, or otherwise adversely affect any security interest created by or in relation to the DIP Credit Agreement or any payment made pursuant thereto, or the institution or any such proceeding by any other party and the failure of such action to be dismissed with prejudice within 60 days after the institution of such proceeding; and (xviii) the Debtors’ exclusive period to file a Chapter 11 plan shall expire or terminate and no proposed Chapter 11 plan shall have been filed by a party without the exclusive right to do so.
     At December 31, 2007, we had a total of $150 million in interest rate hedging agreements which were entered into to reduce our exposure to floating rate debt. These were: a three year $50.0 million interest rate cap which provided that for quarterly periods when three-month LIBOR exceeded 6.50% on its reset date, we received the difference between the three-month LIBOR and 6.50% for such periods; a two year $50.0 million interest rate swap where we received three-month LIBOR and paid 5.255% quarterly; and a two year $50.0 million interest rate collar which provided that for quarterly periods when three-month LIBOR exceeded 6.00% on its reset date, we received the difference between the three-month LIBOR and 6.00%, and for quarterly periods when three-month LIBOR was less than 3.61% on its reset date, we paid the difference between the three-month LIBOR and 3.61%. We repaid these interest rate hedging agreements in February 2008 and recorded a loss of $2.5 million.

4. INVENTORIES
     Inventories consisted of the following:

	March 31,	December 31,
(In millions)	2008	2007
Raw materials	$29.4	$29.7
Finished and semi-finished goods	51.9	63.0
Supplies	3.9	4.3

	$85.2	$97.0

5. JOHNSONVILLE FIBERS CLOSURE
     In the fourth quarter of 2006, we closed 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility and consolidated all of our U.S. polyester staple fiber production into our Palmetto facility, located in Darlington, South Carolina.
     During the year ended December 31, 2006, we recorded total charges in our recycled-based segment related to the Johnsonville fibers closure of $33.3 million, approximately $29 million of which had no cash impact. The charges consisted of the following:

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
     Included in the total charges of $33.3 million was an employee restructuring charge of $4.1 million, which related primarily to termination notifications given to approximately 360 union hourly and salaried positions on September 26, 2006. The accrual also included the cost of legal expense and employee assistance programs. The following represents changes to the employee restructuring charges since the plan was adopted:

Employee
Restructuring
(In millions)	Charges
Accruals during the third quarter of 2006	$4.1
Adjustments to accrual in fourth quarter of 2006	(0.2)
Payments during 2006	(1.6)

Remaining accrual at December 31, 2006	2.3
Payments during first quarter 2007	(1.9)

Remaining accrual at March 31, 2007	0.4
Adjustments to accrual	(0.1)
Payments during the remainder of 2007	(0.3)

Remaining accrual at December 31, 2007	$—

6. RESTRUCTURINGS
Research & Development Realignment
     During the fourth quarter of 2007, we adopted a plan to realign our research and development efforts. In an effort to identify and implement lower cost manufacturing processes and strategies and improve overall efficiency and cost, we recorded a total charge of $2.6 million related to our chemical-based segment. These costs were reflected in our operating loss in our Condensed Consolidated Statement of Operations. Severance and contract termination costs represented $0.4 million of the charge, and the remainder of $2.2 million represented the write-down of assets no longer used in operations. The following represents changes in the restructuring accrual since the plan was adopted:

Severance
(In millions)	Accrual
Accruals recorded in fourth quarter of 2007	$0.4
Payments during 2007	(0.1)

Accrual balance at December 31, 2007	0.3
Payments during first quarter 2008	(0.2)

Accrual balance at March 31, 2008	$0.1

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

Severance
(In millions)	Accrual
Accruals recorded during the first quarter 2007	$2.9
Payments during first quarter 2007	(1.5)

Accrual balance at March 31, 2007	1.4
Payments during remainder of 2007	(1.3)
Adjustments to accrual during remainder of 2007	(0.1)

Accrual balance at December 31, 2007	$—

7. DISCONTINUED OPERATIONS
     On July 26, 2007, we disposed of our European recycled-based fibers business (“WIL”). We received net proceeds of approximately $38 million for the sale of WIL to an affiliate of AURELIUS AG. We recognized a $2.6 million net gain on the sale, which was included in discontinued operations in our Condensed Consolidated Statements of Operations in the third quarter of 2007. In accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets,” we have included the earnings of WIL in discontinued operations in our Condensed Consolidated Statements of Operations for the period ending March 31, 2007.
     In the fourth quarter of 2006, we made a decision to dispose of our European PET resins business. These assets, which were previously included in our chemical-based segment, met the criteria for, and were classified as “held for sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” An impairment loss of $19.1 million and an expected net loss on disposal of $7.4 million were recorded in the fourth quarter of 2006, which resulted in an after tax loss of $25.6 million. On May 31, 2007, we sold our European PET resins business and an additional net loss of $1.0 million was recorded in 2007. The $26.6 million total net loss attributable to the sale was included in discontinued operations in our Condensed Consolidated Statements of Operations for the year ending December 31, 2007.
     Results for discontinued operations for the period ended March 31, 2007 consisted of the following:

		European
(In millions)	WIL	PET Resins
Net sales	$35.3	$19.8

Earnings (loss) from discontinued operations before income tax expense (benefit)	$0.8	$(0.8)
Income tax expense	0.1	0.1

Earnings (loss) from discontinued operations, net	$0.7	$(0.9)

8. OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	For the Three
	Months Ended
	March 31,
(In millions)	2008	2007
Legal and Settlement Costs	$—	$(1.9)
Johnsonville fibers closure costs (See Note 5)	—	(1.0)
Hurricane Katrina costs, net	0.1	0.2

	$0.1	$(2.7)

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
9. NET LOSS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share for the periods indicated:

	Three Months
	Ended
	March 31,
(In millions, except per share data)	2008	2007
Numerator for basic and diluted net loss attributable to common stockholders per common share:
Loss from continuing operations	$(22.7)	$(24.1)
Accretion(a)	(2.3)	(3.7)

Net loss attributable to common stockholders from continuing operations	(25.0)	(27.8)
Net loss attributable to common stockholders from discontinued operations	—	(0.2)

Net loss attributable to common stockholders	$(25.0)	$(28.0)

Denominator:
Denominator for basic net loss attributable to common stockholders per common share — weighted-average shares	32.4	32.2
Effect of dilutive securities:
Employee stock options, warrants, and restricted stock	—	—
Preferred stock – if converted (b)	—	—

Denominator for diluted net loss attributable to common stockholders per common share – adjusted weighted-average shares	32.4	32.2

(a)	Accretion is recorded based on the fair market value of the increase in the liquidation preference of the preferred stock. Subsequent to our filing voluntary petitions in the United States Bankruptcy Court on February 22, 2008, no accretion has been recorded. The liquidation preference of the preferred stock was $188.1 million at March 31, 2008. For additional information regarding the bankruptcy, see Note 3.

(b)	These shares were not included in the EPS calculation, since their effect would have been anti-dilutive, but may be included under the if-converted method in future calculations.

10. DEFINED BENEFIT PLANS
     The components of our net periodic pension cost are as follows for the periods indicated:

	For the Three Months Ended
(In millions)	March 31, 2008	March 31, 2007
Service cost	$—	$—
Interest cost	0.9	0.9
Expected return on assets	(0.9)	(0.9)

Total net periodic pension expense	$—	$—

Employer contributions
     Contributions to our defined benefit plans in 2008 are expected to be $4.0 million. As of March 31, 2008, $1.0 million has been contributed.
11. COMMITMENTS AND CONTINGENCIES
     We have commitments and contingent liabilities, including legal proceedings, environmental liabilities, and various operating lease commitments.
     Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between approximately $2.7 million and $7.3 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $5.5 million and $5.4 million at March 31, 2008 and December 31, 2007, respectively, which are reflected as other noncurrent liabilities in our Condensed Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. These non-capital expenditures are expected to be incurred over the next 6 to 30 years. We do not expect to incur any significant future capital expenditures related to environmental matters.
     The final resolution of these contingencies could result in expenses different than current accruals, and, therefore, could have an impact on our consolidated financial results in a future reporting period. However, we believe the ultimate outcome will not have a significant effect on our consolidated results of operations and financial position.

     The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Three Months ended
	March 31,
(In millions)	2008	2007
Balance at beginning of period	$5.4	$5.1
Changes in remediation costs	0.2	—
Expenditures	(0.1)	—

Balance at end of period	$5.5	$5.1

     There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.
     We have entered into multiple raw material purchase agreements in the ordinary course of business, which may require a notice period for cancellation.
     We have filed a patent infringement case against Eastman Chemical Company (“Eastman”) (C.A. No. 07-585 (SLR) (D.De.)), alleging they are infringing on two of our patents and requested a temporary restraining order. In response to our suit, Eastman asserted certain counterclaims which seek rulings that our patents are invalid, not infringed and/or unenforceable. Eastman asserted additional counterclaims, seeking relief for alleged acts of unfair competition by us, alleged Lanham Act violations by us and alleged abuse of the judicial process by virtue of our bringing the action. We plan on diligently prosecuting our case and believe that Eastman’s counterclaims have little or no merit and will defend them vigorously.
     We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe the ultimate disposition of this litigation will have a material adverse effect on our consolidated financial position or results of operations.
12. FOREIGN CURRENCY TRANSLATION AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Historically, accumulated other comprehensive income (loss) was comprised of foreign currency translation and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Since we sold our foreign operations during 2007, we no longer record foreign currency translation. For additional information on the sale of the foreign operations, see Note 7. During the first quarter of 2008, we terminated all of our hedging agreements. Therefore, our accumulated other comprehensive income (loss) was $0 at March 31, 2008. Comprehensive loss was $21.3 million and $24.1 million for the three months ended March 31, 2008 and 2007, respectively.
13. SEGMENT INFORMATION
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
     EBITDA, as defined in our relevant credit agreements for the appropriate period, is the primary financial measure used by our Chief Operating Decision Maker (i.e., our Chief Executive Officer) to assess performance and allocate resources. As such, EBITDA, as defined, is the financial measurement under our internal financial reporting structure used to report segment profit (loss) under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Intersegment transactions, which are not material, have been eliminated. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies in Note 1.
     During 2007, we sold our European recycled-based fibers business (“WIL”), previously included in our recycled-based segment, to an affiliate of AURELIUS AG. In the fourth quarter of 2006, we made a decision to dispose of our European PET resins business, which was previously included in our chemical-based segment. These assets, which were classified as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” were sold on May 31, 2007. The results of operations for these subsidiaries have been reclassified to discontinued operations in all periods. For additional information on discontinued operations, see Note 7.

	Chemical-	Recycled-
(In millions)	Based Segment	Based Segment	Total
Three months ended March 31, 2008
Revenues	$226.5	$13.5	$240.0
Segment profit (loss)	4.1	(0.7)	3.4
Depreciation and amortization from continuing operations	7.3	0.2	7.5
Assets	447.7	32.1	479.8
Three months ended March 31, 2007 (Restated)
Revenues	$295.8	$23.4	$319.2
Segment profit (loss)	4.8	(0.5)	4.3
Depreciation and amortization from continuing operations	15.3	0.5	15.8
Assets	779.9	55.1	835.0

Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended
	March 31,
(In millions)	2008	2007
Segment Profit
Total for reportable segments	$3.4	$4.3
Interest expense, net	(11.1)	(15.1)
Depreciation and amortization	(7.5)	(15.8)
Provision for uncollectible accounts	(0.2)	(0.1)
Permitted adjustments	(7.3)	2.6

Loss from continuing operations before income tax expense (benefit)	$(22.7)	$(24.1)

	As of March 31,
(In millions)	2008	2007
Assets Total for reportable segments	$479.8	$835.0
Corporate assets (1)	31.9	158.6

	$511.7	$993.6

(1)	Corporate assets include cash, certain prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

ITEM 2. MANAGEMENT ‘S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “expects,” “anticipates,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: our substantial liquidity needs and liquidity pressure; our indebtedness and its impact on our financial health and operations; risks associated with our indebtedness containing floating interest rate provisions and its effect on our financial health if rates rise significantly; our ability to obtain additional financing in the future; risks associated with claims not discharged in the Chapter 11 cases and their effect on our results of operations and profitability; risks associated with the transfers of our equity, or issuances of equity in connection with our reorganization and our ability to utilize our federal income tax net operating loss carry-forwards in the future; our dependence on our management and employees; the adverse effect of competition on our performance; reduced raw material margins; availability and cost of raw materials; reduced sales volumes; increase in costs; volumes of textile imports; prices and volumes of polyester staple fiber and PET resin imports; the financial condition of our customers; change in tax risks; environmental risks; natural disasters; regulatory changes; U.S., European, Asian and global economic conditions; work stoppages; levels of production capacity and profitable operations of assets; prices of competing products; acts of terrorism; and maintaining the operations of our existing production facilities. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.
     For a more complete description of the prominent risks and uncertainties inherent in our business, see our Form 10-K for the year ended December 31, 2007.
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
     We operate largely in a commodities industry. Our financial results are determined largely by sales volume and raw material margins, i.e., the difference between the net selling price of our products and raw material costs related to manufacturing our products. Four main factors determine our margins: raw material availability and pricing; competition; capacity utilization; and customer demand. Adverse trends in each of these factors over the past few years have impaired our profitability. This, together with the significant damage and lost profits caused by hurricane Katrina, the recent alleged infringement of our new patented technology related to our PET resin business, and certain unexpected cash outlays, has reduced our financial resources. After these events we did not have the ability to withstand unexpected raw material disruptions and diminished customer demand. The combination of these events triggered a liquidity crisis for us and we were not able to support our current debt load. This necessitated the commencement of proceedings under Chapter 11 of the Bankruptcy Code. The bankruptcy filing allows the Debtors to continue operating their businesses while continuing to pursue a sales process. There is no assurance that the Debtors will be successful in completing a sale or reorganization.
     In connection with the Chapter 11 Cases, the Debtors filed a motion seeking Bankruptcy Court approval of a senior secured superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”) among Wellman, Inc. and certain of its domestic subsidiaries, as borrowers, Deutsche Bank Securities Inc., as sole lead arranger and bookrunner, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, and the lenders that from time to time become party thereto. On April 7, 2008, the Bankruptcy Court for the Southern District of New York entered an order (the “Final DIP Order”) approving the DIP Credit Agreement and authorizing the Debtors to use cash collateral and to grant adequate protection to its pre-petition secured lenders. Pre-petition secured lenders include lenders holding the outstanding debt under our $185.0 million first lien secured term loan (the “First Lienholders”) and lenders holding the outstanding debt under our $265.0 million secured term loan (the “Second Lienholders”). Pursuant to the terms of the Final DIP Order, the First Lienholders and the Second Lienholders were provided with replacement liens on certain collateral to protect these secured lenders from any diminution in value of their collateral from the commencement of these Chapter 11 cases.
     Specifically, the First Lienholders were provided with replacement liens on all pre-petition and post-petition property that would constitute collateral under the first lien secured term loan.  In turn, the Second

Lienholders were provided with second priority replacement liens on the DIP Credit Agreement collateral and the First Lien collateral.
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
     Our chemical-based segment is principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin and Fortrel® polyester staple fiber. This segment has stated annual operating capacity to manufacture approximately 1.9 billion pounds of polyester, consisting of 1.4 billion pounds of solid-stated PET resin and 0.5 billion pounds of polyester staple fiber. These products, which are produced from purified terephtalic acid (“PTA”) and monoethylene glycol (“MEG”) feedstocks, are manufactured at two major production facilities in the United States.
     Our recycled-based segment is principally engaged in the manufacturing and marketing of Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin for use in the injection molding industry. This segment has stated annual operating capacity to manufacture approximately 70 million pounds of compounded resin at our Johnsonville, S.C. facility
     North American and global PET resin demand continues to grow, driven by new product applications, conversions from other packaging materials to PET, and overall growth in beverage and food consumption. Demand for polyester staple fiber is subject to changes in consumer preferences and spending and retail sales patterns. Imports continue to negatively impact the United States polyester staple fiber and PET resin markets, adversely affecting our operating results.
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
IMPACT OF ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted
     In January 2008, we adopted Statement of Financial Accounting Standards (SFAS) No 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 had no impact on our financial statements.
     In January 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure certain financial instruments and other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. The adoption of SFAS No. 159 did not have any impact on our financial statements.
Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations (revised 2007).” SFAS No. 141 applies to any transaction or other event that meets the definition of a business combination and establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. In addition, SFAS No. 141 establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141 is to be applied prospectively for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 141 will have on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 160 will have on our Consolidated Financial Statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 161 will have on our Consolidated Financial Statements.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007
     The following table summarizes reasons for the changes in first quarter 2008 from first quarter 2007 for net sales, cost of sales, and gross profit.

	Chemical-	Recycled-
(In millions)	Based	Based	Total
Net Sales
Sales volumes	$(98.3)	$(9.8)	$(108.1)
Net selling prices	29.0	(0.1)	28.9

Decrease in net sales	(69.3)	(9.9)	(79.2)

Cost of Sales
Volume effect	$(95.1)	$(9.3)	$(104.4)
Raw material unit costs	23.8	0.8	24.6
Plant-added unit costs	0.2	(0.9)	(0.7)

Decrease in cost of sales	(71.1)	(9.4)	(80.5)

Increase (decrease) in gross profit	$1.8	$(0.5)	$1.3

     Total net sales decreased by $79.2 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The sales volume in our chemical-based segment was lower in the first quarter of 2008 primarily because of lower PET resin industry capacity utilization in the first quarter of 2008 attributable to significant industry capacity additions that were completed in the second half of 2007, and we had record chemical-based sales in the first quarter of 2007. The decrease in sales volumes in the chemical-based segment was partially offset by an increase in net selling prices. The decrease in volumes in the recycled-based segment is due to the closing of 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006. During the first quarter of 2007, we had $9.8 million of polyester staple fiber sales at this facility, which was sold from existing inventory.
     Total cost of sales decreased by $80.5 million in the 2008 period compared to the 2007 period. Cost of sales in our chemical-based segment decreased due to the lower volumes, partially offset by higher raw material unit costs and higher plant-added unit costs. The higher raw material unit costs were due to higher purchase prices for chemical-based raw materials in the first quarter of 2008. Cost of sales in the recycled-based segment decreased due to the lower volumes.
     As a result, our margins improved in the first quarter of 2008. Gross profit increased by $1.3 million to $4.3 million in the 2008 period from $3.0 million in the 2007 period.

     Selling, general and administrative expenses decreased $2.2 million to $9.5 million, or 3.9% of net sales, in the 2008 period compared to $11.7 million, or 3.6% of net sales, in the 2007 period, primarily as a result of cost reduction efforts.
     We incurred restructuring charges of $2.9 million for the three months ended March 31, 2007 primarily related to our corporate reorganization and cost reduction programs. For additional information on our restructurings, see Note 6 to the Condensed Consolidated Financial Statements.
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	Three Months
	Ended March 31,
(In millions)	2008	2007
Legal and settlement costs	$—	$(1.9)
Johnsonville fibers closure costs	—	(1.0)
Hurricane Katrina costs, net	0.1	0.2

	$0.1	$(2.7)

     The income in the three months ended March 31, 2007 is due to reductions in our accruals for legal and settlement costs and Johnsonville fibers closure costs. For additional information on our legal and settlement costs and our Johnsonville fibers closure costs, see Notes 11 and 5, respectively, to our Condensed Consolidated Financial Statements. We incurred expenses of $0.1 million and $0.2 million in the 2008 and 2007 periods, respectively, related to hurricane Katrina. For additional information on hurricane Katrina, see Note 8 to the Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported an operating loss of $5.5 million in the 2008 period compared to an operating loss of $9.0 million in the 2007 period.
     Interest expense, net was $11.1 million in the 2008 period compared to $15.1 million in the 2007 period. Interest expense in the first quarter of 2008 included a loss of $2.5 million when we terminated $150 million of interest rate hedging agreements which were entered into to reduce our exposure to floating rate debt. Since we believe our first and second lien term loans are undersecured, we have recorded interest expense only for the DIP Credit Agreement subsequent to our proceedings under Chapter 11 of the Bankruptcy Code. Contractual interest for all of our outstanding debt was $15.3 million for the three months ended March 31, 2008, which increased over the 2007 period due to higher average borrowings and higher effective interest rates.
     In connection with our proceedings under Chapter 11 of the Bankruptcy Code, we incurred $6.1 million of reorganization items, consisting of legal and professional fees, in the 2008 period.
     We did not report a tax benefit in the 2008 or 2007 periods due to our inability to provide a tax benefit for federal net operating losses originating after 2006.
     Prior to our proceedings under Chapter 11 of the Bankruptcy Code, we recorded accretion based on the fair market value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. This amount was $2.3 million and $3.7 million for the three months ended March 31, 2008 and 2007, respectively. No accretion was recorded after the petition date.

     As a result of the foregoing, we reported a net loss from continuing operations of $25.0 million, or $0.77 per diluted share, for the three months ended March 31, 2008, compared to a net loss from continuing operations of $27.8 million, or $0.86 per diluted share, for the three months ended March 31, 2007.
     During 2007, we disposed of our European recycled-based fibers business (“WIL”) and our European PET resins business. The loss from discontinued operations, net of tax, for these subsidiaries was $0.2 million, or $0.01 per diluted share, for the three months ended March 31, 2007 For additional information, including a breakdown of the results for discontinued operations, see Note 7 to the Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $25.0 million, or $0.77 per diluted share, for the 2008 period, compared to a net loss attributable to common stockholders of $28.0 million, or $0.87 per diluted share, for the 2007 period.
CAPITAL RESOURCES AND LIQUIDITY
Historical Flow of Funds
     Net cash used in operations was $12.3 million for the three months ended March 31, 2008, compared to net cash provided by operations of $2.5 million for the three months ended March 31, 2007. This change is due primarily to lower accounts payable and accrued liabilities in the 2008 period and a higher loss from operations in the first quarter of 2008, after adjusting for depreciation and amortization. The decrease in depreciation expense in the first quarter of 2008 is due to the impairment charge recorded in the fourth quarter of 2007, which reduced the net book value of our noncurrent assets by $292.6 million.
     Net cash used in investing activities amounted to $1.1 million in the 2008 period compared to $2.3 million in the 2007 period.
     Net cash provided by financing activities amounted to $14.7 million in the 2008 period compared to $3.2 million in the 2007 period.
Our Liquidity in Chapter 11
     As previously discussed, on February 22, 2008, Wellman, Inc. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. The filing of the Chapter 11 petitions constituted an event of default, and our primary debt obligations became automatically and immediately due and payable. Therefore all debt obligations are reflected as either current liabilities or liabilities subject to compromise in our Condensed Consolidated Financial Statements at March 31, 2008.
     In connection with our proceedings under Chapter 11 of the Bankruptcy code, the Debtors filed a motion seeking Bankruptcy Court approval of a senior secured superpriority debtor-in-possession credit agreement (the “DIP Credit Agreement”). Capitalized terms not defined herein are defined in our DIP Credit Agreement. On April 7, 2008, the Bankruptcy Court entered a final order approving the DIP Credit Agreement, allowing the Debtors to borrow up to $225 million, subject to the Borrowing Base, with a letter of credit sublimit of $40 million. The proceeds of the loans under the DIP Credit Agreement will be used to, among other things, provide the Debtors with working capital. For additional information on the DIP Credit

Agreement, including the maturity date and its rate of interest, see Note 3 to the Condensed Consolidated Financial Statements.
     The DIP Credit Agreement contains certain financial covenants and other covenants. One of these covenants is that we must maintain a Minimum EBITDA (cumulative monthly commencing March 1, 2008, and rolling into trailing twelve months) tested as of the last day of the applicable month, with a report due on the fifteenth day after the end of each month, commencing with the first full month following the Petition Date. EBITDA, as defined under the DIP Credit Agreement, is calculated by adding Earnings (loss) from continuing operations, income tax expense (benefit), interest expense, non-cash charges, and non-recurring fees, cash charges, and other cash expenses made or incurred in connection with entering into the DIP Credit Agreement. The level of Minimum EBITDA as set forth in the DIP Credit Agreement is as follows:

Applicable	Minimum EBITDA
Month	(cumulative)
March 2008	$2.1 million
April 2008	$5.61 million
May 2008	$10.37 million
June 2008	$15.81 million
July 2008	$19.635 million
August 2008	$22.865 million
September 2008	$23.8 million
October 2008	$27.455 million
November 2008	$28.56 million
December 2008	$30.855 million
January 2009	$31.5 million
     The following table reconciles Loss from continuing operation to EBITDA, as defined, for each month and the three months ending March 31, 2008.

	Month	Month	Month	Year-To-
	Ending	Ending	Ending	Date
	January	February	March 31,	March 31,
(In millions)	31, 2008	29, 2008	2008 (a)	2008
Loss from continuing operations	$(5.0)	$(15.3)	$(2.4)	$(22.7)
Interest expense, net	4.7	5.5	0.9	11.1
Depreciation and amortization	2.5	2.5	2.5	7.5
Provision for uncollectible accounts	0.1	—	0.1	0.2
Permitted Adjustments:
Reorganization items	—	3.3	2.8	6.1
Inventory reserves	0.3	0.9	—	1.2

Total permitted adjustments	0.3	4.2	2.8	7.3

EBITDA, as defined	$2.6	$(3.1)	$3.9	$3.4

(a)	EBITDA, as defined for the month ending March 31, 2008 exceeded the Minimum EBITDA, as required by our DIP Credit Agreement by $1.8 million. This amount will be applied to future months.
     We have provided a non-GAAP measure “EBITDA, as defined,” because, as noted above, our Credit Agreements uses this measurement as a key component. We believe it is also an important measurement tool for (1) financial institutions that provide us with capital; (2) investors; and (3) our Board and management. In each instance, we used EBITDA, as defined because it excluded items that are not expected to impact the long-term cash flow of the business and are not an indication of our ongoing operating performance. In addition,

EBITDA, as defined is a measure frequently used to value an enterprise and to enable investors to analyze the efficiency of our operations and to compare and/or rank us with other companies with differing capital structures. Our Board of Directors, CEO (our chief operating decision maker), and senior management use EBITDA, as defined to evaluate the operating performance of our segments and determine incentive compensation for employees throughout the organization. EBITDA, as defined, was calculated in accordance with our relevant credit agreements for the period ended March 31, 2008 by adding Earnings (Loss) from Continuing Operations, Income Tax Expense (Benefit), Interest Expense, Net, non-cash charges and non-recurring fees, cash charges, and other cash expenses made or incurred in connection with entering into the DIP Credit Agreement.
     Despite the importance of EBITDA, as defined, we recognize that this non-GAAP financial measure does not replace the presentation of our GAAP financial results and are not intended to represent cash flows or an alternative to net earnings (loss). The EBITDA, as defined information we provided is simply supplemental information and an additional measurement tool to assist our management and certain investors in analyzing our performance.
     In addition, the following are some of the other major terms of the DIP Credit Agreement. We are subject to maximum capital expenditures tested on the last day of each month with carry-forwards of unused amounts. Our future capital expenditures will be limited to a maximum of $1.0 million in any month, with a provision for carryover of 50% of any unused amounts. In addition we are required to furnish cash budgets and we cannot, without the prior express written consent of the Agent in its sole discretion in each instance, permit cash expenditures during any four week cash budget period to exceed (i) for raw material purchases in the cash budget for such period, 105% of the budgeted amount thereof, and (ii) 110% of the total cash expenditures set forth in the cash budget for such period. There are financial reporting requirements detailed in the covenants, requiring daily, weekly and monthly reporting. Other covenants include, but are not limited to the ability of the Administrative Agent to access the collateral and to perform field examinations and appraisals, in each case, at any time, limitations on other indebtedness, liens, investments, guarantees, no payment of pre-petition indebtedness other than the existing Revolving Facility at December 31, 2007 or as approved by the bankruptcy court, restricted junior payments (including common and preferred dividends and redemptions and payments on subordinated debt), mergers and acquisitions, sales of assets, the issuance and sale of capital stock of subsidiaries, leases, transactions with affiliates, conduct of business, in each case subject to carve-outs. As required by the terms of the DIP Credit Agreement, we have engaged a Chief Restructuring Officer (“CRO”). The CRO shall have duties and powers customary for a chief restructuring officer in a Chapter 11 case of this type.
     Our borrowings under the DIP Credit Agreement are limited based on a borrowing base which is primarily based on our levels of eligible receivables and inventory. To reduce the risk for the DIP Credit Agreement lenders, the DIP Credit Agreement provides for a liquidity block (“Minimum Liquidity Availability”). The Minimum Liquidity Availability block is $20 million for the period from February 22, 2008 to May 5, 2008, $10 million for the period from May 6, 2008 to June 4, 2008, $20 million for the period from June 5, 2008 to September 14, 2008 and $30 million from September 15, 2008 until the DIP Credit Agreement is repaid. As of March 31, 2008 we had approximately $20 million in availability under our DIP Credit Agreement after giving effect to reserves and the liquidity block. In addition, the Agent, using its good faith judgment, is able to exercise Permitted Discretion to establish reserves which reduce the amount of funds available to the Company. The Agent has used its Permitted Discretion to establish reserves for professional fees that are incurred in relation to the Bankruptcy Proceedings which have reduced our availability by approximately $4 million and has required the daily adjustment of the borrowing base for sales and cash collections. Our liquidity in the bankruptcy proceedings is dependent on our operations maintaining certain levels of sales, collections, margins and costs and with the DIP Credit Agreement not utilizing its Permitted Discretion to further reduce our liquidity.
     Events of default under the DIP Credit Agreement include the following: (i) the entry of an order dismissing any Debtor’s or Guarantor’s Chapter 11 case or converting any such case to one under Chapter 7, (ii) the entry of an order appointing a Chapter 11 Trustee in any of the Debtor’s or Guarantor’s Chapter 11 cases; (iii) unless the Lenders otherwise agree or the proceeds of a new loan will repay in full in cash the DIP Credit Agreement, the entry of an order granting any other Superpriority Claim or lien equal or superior to that granted to the Administrative Agent for the benefit of the Administrative Agent and the Lenders or to the lenders under the Pre-Petition First Lien Term Loan Facility as adequate protection; (iv) unless all of the Lenders otherwise agree, the entry of an order staying, reversing or vacating the Interim Order or the Final Order; (v) the entry of an order modifying the DIP Credit Agreement, the Interim Order or the Final Order without the Administrative Agent’s prior written consent; (vi) the entry of an order in any of the Chapter 11 cases appointing an examiner having enlarged powers (beyond those set forth under Bankruptcy Code section 1106(a)(3) and (4)); (vii) failure to make any payment of principal when due or to make any payment of interest or fees within three business days of the date when due; (viii) failure to comply with any negative covenants or certain other covenants in the financing documentation, including covenants relating to delivery of the budget, delivery of financial reports, delivery of the borrowing base certificate, access of the Lenders, retention of a CRO and maintenance of bank accounts with the Administrative Agent; (ix) failure to perform or comply with any other term or covenant and such default shall continue unremedied for a period of three (3) days after notice; (x) any representation or warranty shall be incorrect or misleading in any material respect when made; (xi) the business shall materially change or a change in control shall occur; (xii) the entry of an order granting relief from the automatic stay so as to allow a third party to proceed against any material asset or assets; (xiii) the failure of the Bankruptcy Court to enter an order in form and substance satisfactory to the Administrative Agent and the Lenders, by May 29, 2008, (A) approving bidding procedures, (B) scheduling bidding deadline, auction date and sale hearing date, and (C) establishing procedures under Section 363 and 365 of the Bankruptcy Code for the sale of our assets; (xiv) the failure of the Bankruptcy Court to enter a sale order by July 31, 2008, in form and substance satisfactory to the Administrative Agent and the Lenders, approving the sale of the assets, and providing for the payment in full of the DIP Credit Agreement; (xv) our failure to close on the sale of the assets within 15 days of the date of entry of the sale order approving such sale; (xvi) the filing of a plan of reorganization which does not provide for the payment in full in cash of the DIP Credit Agreement; (xvii) the institution of any judicial proceeding by or on behalf of any Credit Party seeking to challenge the validity of any portion of the DIP Credit Agreement or the applicability or enforceability thereof or which seeks to void, avoid, limit, or otherwise adversely affect any security interest created by or in relation to the DIP Credit Agreement or any payment made pursuant thereto, or the institution or any such proceeding by any other party and the failure of such action to be dismissed with prejudice within 60 days after the institution of such proceeding; and (xviii) the Debtors’ exclusive period to file a Chapter 11 plan shall expire or terminate and no proposed Chapter 11 plan shall have been filed by a party without the exclusive right to do so.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
     We terminated and repaid our hedging agreements during the first quarter of 2008. For information about our derivative financial instruments at December 31, 2007, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of our Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a—14(c) and 15d—14(c) promulgated under the Securities Exchange Act of 1934, were effective on that date.

(b)	Based on an evaluation of whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is reasonably likely to materially affect, such internal control occurred during the period covered by this Report, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that no such change occurred.
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
     Wellman, Inc. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. For additional information, see Item 1. Business — “Proceedings under Chapter 11 of the Bankruptcy Code.”
     We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe the ultimate disposition of this litigation will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     On February 22, 2008, Wellman, Inc. and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. The filing of the Chapter 11 petitions constituted an event of default, and our primary debt obligations became automatically and immediately due and payable.
     The following represents total amounts owed under our debt agreements and shown as liabilities subject to compromise at March 31, 2008:
(In millions)

	Principal at	Interest Owed at
Description	March 31, 2008	March 31, 2008 (b)
First Lien Term Loan that matures on February 10, 2009 and has an annual interest rate of three-month LIBOR plus 4.00% due quarterly	$185.0	$2.2

Second Lien Term Loan that matures on February 10, 2010 and has an annual interest rate of three-month LIBOR plus 6.75% due quarterly (a)	263.3	4.4

Other	1.0	—

	$449.3	$6.6

(a)	The amount outstanding at March 31, 2008 is net of the unamortized portion of the original issue discount. Subsequent to our proceedings under Chapter 11 of the Bankruptcy Code, we ceased amortization of the original issue discount, since the liability is compromised. The additional liability would have been $0.1 million.

(b)	Interest expense recorded subsequent to February 22, 2008, consists only of interest related to our DIP Credit Agreement. These amounts represent contractual interest owed at March 31, 2008. Of the amounts, only $2.4 million has been accrued at March 31, 2008, and is included in compromised liabilities.
     We have 11,202,143 shares of perpetual convertible preferred stock. Until June 28, 2008, the liquidation preference associated with the preferred stock increases by 8.5% per year compounded quarterly. The liquidation preference of the preferred stock was $188.1 million at March 31, 2008.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits.
10.1	Credit Agreement, dated as of February 26, 2008, among Wellman, Inc. and the other Borrowers Named Herein, Debtors and Debtors in Possession as Borrowers, with Wellman, Inc. as Funds Administrator, the Lenders Signatory Hereto From Time to Time, as Lenders, and Deutsche Bank Securities, Inc. as Lead Arranger and Book runner, JP Morgan Chase Bank, National Association, as Syndication Agent, General Electric Capital Corporation, LaSalle Business Credit, LLC, Wachovia Capital Finance Corporation (Central) as Co-Documentation Agents (Exhibit 10.1 of the Company’s Form 8-K filed March 4, 2008, incorporated by reference herein)

10.2	Security Agreement, dated as of February 26, 2008, between Wellman, Inc. and certain of its subsidiaries and Deutsche Bank Trust Company Americas as collateral agent (Exhibit 10.2 of the Company’s Form 10-K for the year ended December 31, 2007, incorporated by reference herein)

10.3	Grant of Security Interest in U.S. Trademarks and Patents between Wellman, Inc. and Fiber Industries, Inc. as debtors and debtors in possession and Deutsche Bank Trust Company Americas as collateral agent (Exhibit 10.3 of the Company’s Form 10-K for the year ended December 31, 2007, incorporated by reference herein)

10.4	Grant of Security Interest in U.S. Copyrights between Wellman, Inc. MRF, Inc., and Fiber Industries, Inc. as debtors and debtors in possession and Deutsche Bank Trust Company Americas as collateral agent (Exhibit 10.4 of the Company’s Form 10-K for the year ended December 31, 2007, incorporated by reference herein)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.
Dated May 12, 2008	By /s/ Keith R. Phillips
Chief Financial Officer and
Vice President (Principal Financial Officer)

Dated May 12, 2008	By /s/ David R. Styka
Chief Accounting Officer,
Vice President and Controller (Principal Accounting Officer)