Form 10-Q
period 2008-06-30
WELLMAN INC
filed 2008-08-11
CIK 812708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐     No     ☑
     As of July 31, 2008, there were 32,836,632 shares of the registrant’s Class A common stock, $0.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
(Debtor-in-Possession)
INDEX

Page No.

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements (Unaudited, except where noted)

Condensed Consolidated Statements of Operations — For the three and six months ended June 30, 2008 and 2007	3

Condensed Consolidated Balance Sheets — June 30, 2008 and December 31, 2007 (Audited)	4

Condensed Consolidated Statements of Stockholders’ Deficit — For the six months ended June 30, 2008 and the year ended December 31, 2007 (Audited)	5

Condensed Consolidated Statements of Cash Flows — For the six months ended June 30, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	38

ITEM 4 – Controls and Procedures	38

PART II — OTHER INFORMATION

ITEM 1 – Legal Proceedings	38

ITEM 3 – Defaults Upon Senior Securities	39

ITEM 6 – Exhibits	40

SIGNATURES	42
EX-10.2 First Amendment to the Credit Agreement, dated May 8, 2008
EX-10.3 Second Amendment to the Credit Agreement, dated May 14, 2008
EX-10.4 Third Amendment to the Credit Agreement, dated May 21, 2008
EX-10.5 Fourth Amendment to the Credit Agreement, dated June 5, 2008
EX-10.7 Sixth Amendment to the Credit Agreement, dated June 16, 2008
EX-10.8 Seventh Amendment to the Credit Agreement, dated July 30. 2008
EX-10.9 Eighth Amendment to the Credit Agreement, dated August 4, 2008
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

ITEM 1. FINANCIAL STATEMENTS
WELLMAN, INC.
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net sales	$281.1	$299.9	$521.1	$619.1
Cost of sales	274.2	291.1	509.9	607.3

Gross profit	6.9	8.8	11.2	11.8
Selling, general and administrative expenses	6.4	9.9	15.9	21.6
Restructuring charges	—	0.2	—	3.1
Provision for uncollectible accounts	0.6	0.2	0.8	0.3
Other income, net	(0.3)	(8.5)	(0.2)	(11.2)

Operating income (loss)	0.2	7.0	(5.3)	(2.0)
Interest expense, net (contractual interest of $13.1 and $28.4 for the three and six-month periods ended June 30, 2008)	3.0	15.2	14.1	30.3

Loss from continuing operations before reorganization items and income tax benefit	(2.8)	(8.2)	(19.4)	(32.3)
Reorganization items, net	8.1	—	14.2	—

Loss from continuing operations before income taxes	(10.9)	(8.2)	(33.6)	(32.3)
Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(10.9)	(8.2)	(33.6)	(32.3)
Loss from discontinued operations, net of income taxes (benefit)	—	(3.2)	—	(3.4)

Net loss	$(10.9)	$(11.4)	$(33.6)	$(35.7)

Net loss attributable to common stockholders:
Net loss	$(10.9)	$(11.4)	$(33.6)	$(35.7)
Accretion	—	(3.8)	(2.3)	(7.5)

Net loss attributable to common stockholders	$(10.9)	$(15.2)	$(35.9)	$(43.2)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders from continuing operations	$(0.34)	$(0.37)	$(1.11)	$(1.23)
Net loss attributable to common stockholders from discontinued operations	—	(0.10)	—	(0.11)

Net loss attributable to common stockholders	$(0.34)	$(0.47)	$(1.11)	$(1.34)

Dividends per common share	$—	$0.02	$—	$0.04

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$2.6	$—
Accounts receivable, less allowance of $3.9 in 2008 and $3.1 in 2007	151.0	129.0
Inventories	81.5	97.0
Prepaid expenses and other current assets	28.8	25.0

Total current assets	263.9	251.0
Property, plant and equipment, at cost:
Land, buildings and improvements	90.4	90.4
Machinery and equipment	339.7	336.7
Construction in progress	4.7	5.4

	434.8	432.5
Less accumulated depreciation	197.8	190.7

Property, plant and equipment, net	237.0	241.8
Other assets, net	11.5	10.4

	$512.4	$503.2

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$1.2	$69.7
Accrued liabilities	21.5	23.3
Debt, current	138.6	554.3

Total current liabilities	161.3	647.3
Deferred income taxes and other liabilities	37.7	41.5

Total liabilities not subject to compromise	199.0	688.8
Liabilities subject to compromise	531.5	—
Stockholders’ deficit:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	74.7	73.8
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	111.1	109.7
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 35,361,632 shares issued in 2008 and 35,372,382 in 2007	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized; no shares issued	—	—
Paid-in capital	248.3	248.6
Common stock warrants	4.9	4.9
Accumulated other comprehensive loss	—	(1.4)
Accumulated deficit	(607.6)	(571.7)
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ deficit	(218.1)	(185.6)

Total liabilities and stockholders’ deficit	$512.4	$503.2

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A		Series B		Class A				Accumulated
	Preferred		Preferred		Common			Common	Other
	Stock Issued		Stock Issued		Stock Issued		Paid-In	Stock	Comprehensive	Accumulated	Treasury
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income/(Loss)	(Deficit)	Stock	Total
Balance at December 31, 2006	4.5	$67.5	6.7	$100.4	35.2	$—	$248.3	$4.9	$28.4	$(192.9)	$(49.5)	$207.1
Net loss										(361.3)		(361.3)
Currency translation adjustments									(27.3)			(27.3)
Fair value of derivatives									(2.5)			(2.5)

Total comprehensive loss												(391.1)
Cash dividends ($0.06 per share)										(1.9)		(1.9)
Accretion		6.3		9.3						(15.6)		—
Issuance of restricted stock, net					0.2	—	0.3					0.3

Balance at December 31, 2007	4.5	73.8	6.7	109.7	35.4	—	248.6	4.9	(1.4)	(571.7)	(49.5)	(185.6)
Net loss										(33.6)		(33.6)
Fair value of derivatives									1.4			1.4

Total comprehensive loss												(32.2)
Accretion		0.9		1.4						(2.3)		—
Tax effect of options cancelled							(0.1)					(0.1)
Forfeit of restricted stock					(0.1)	—	(0.5)					(0.5)
Tax effect of restrictions lapsing on restricted stock							(0.5)					(0.5)
Amortization of deferred compensation							0.8					0.8

Balance at June 30, 2008 (unaudited)	4.5	$74.7	6.7	$111.1	35.3	$—	$248.3	$4.9	$—	$(607.6)	$(49.5)	$(218.1)

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
(In millions)

	2008	2007
Cash flows from operating activities:
Net loss	$(33.6)	$(35.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of tax	—	3.4
Depreciation	6.8	23.5
Amortization	0.4	0.5
Amortization in interest expense, net	1.6	1.7
Amortization of acquisition costs of long-term raw material contract	7.8	7.8
Gain on sale of assets	(0.2)	—
Deferred income taxes and other	0.1	(0.2)
Reorganization items	14.2	—
Payments of reorganization items	(9.9)	—
Changes in assets and liabilities	(11.5)	(3.1)

Net cash used in operating activities	(24.3)	(2.1)

Cash flows from investing activities:
Additions to property, plant and equipment	(2.1)	(5.1)
Proceeds from sale of assets	0.3	—

Net cash used in investing activities	(1.8)	(5.1)

Cash flows from financing activities:
Proceeds from DIP Credit Agreement, net	138.6	—
(Repayments) borrowings under pre-petition debt, net	(105.2)	21.6
Dividends paid on common stock	—	(1.3)
Debt issuance costs related to the DIP Credit Agreement	(4.7)	—

Net cash provided by financing activities	28.7	20.3

Discontinued Operations:
Operating activities	—	(8.8)
Investing activities	—	(3.1)
Financing activities	—	(1.2)

Net cash used in discontinued operations	—	(13.1)

Increase in cash and cash equivalents	2.6	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$2.6	$—

Supplemental cash flow data:
Cash paid during the period for:
Interest, net	$18.0	$29.2
Income taxes	$0.5	$0.6
See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     Our Condensed Consolidated Financial Statements have been prepared in accordance with Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 does not ordinarily affect or change the application of GAAP; however, it does require us to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, consisting primarily of professional fees for the period ended June 30, 2008, resulting from the reorganization of the businesses are reported separately in our Condensed Consolidated Statements of Operations as reorganization items. In addition, we have reported only the interest expense related to our DIP Credit Agreement and disclosed the contractual interest expense. We have separately disclosed in our Condensed Consolidated Balance Sheet at June 30, 2008 those pre-petition liabilities subject to compromise. All reorganization items are disclosed as separate line items in our Condensed Consolidated Statements of Cash Flows.
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

2. ACCOUNTING CHANGES AND RECENTLY-ISSUED PRONOUNCEMENTS
New Accounting Standards Adopted
     In January 2008, we adopted Statement of Financial Accounting Standards (SFAS) No 157, “Fair Value Measurements,” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 had no impact on our financial statements.
     In January 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (SFAS No. 159). SFAS No. 159 permits entities to measure certain financial instruments and other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. The adoption of this SFAS No. 159 did not have any impact on our financial statements.
Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS No. 141R). SFAS No. 141R replaces SFAS No. 141, “Business Combinations,” (SFAS No. 141) and it supersedes or amends other related authoritative literature although it retains the fundamental requirements of SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R applies to any transaction or other event that meets the definition of a business combination and establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. In addition, SFAS No. 141R establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, that the adoption of this Statement will have on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” (SFAS No. 160). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have an impact on our consolidated financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133,” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 161 will have on our consolidated financial position and results of operations.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard is not expected to have a material impact on our consolidated financial position and results of operations.
     In April 2008, the FASB issued FASB Staff Position 90-7-1, “An Amendment of AICPA Statement of Position 90-7,” (FSP 90-7-1). FSP 90-7-1, which is effective immediately, amends SOP 90-7, paragraph .38 to nullify the requirement regarding changes in accounting principles. Previously under paragraph .38 of SOP 90-7, changes in accounting principles that will be required in the financial statements of the emerging entity within the 12 months following the adoption of fresh-start accounting were required to be adopted at the time fresh-start reporting is adopted. As a result of the amendment, an entity emerging from bankruptcy that applies fresh-start reporting should follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.
     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, the adoption of FSP 142-3 will have on our consolidated financial position and results of operations.
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
Carpet Recycling of Georgia, Inc.
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
     We have recognized certain charges related to allowed claims or expected allowed claims in the Condensed Consolidated Financial Statements as of and for the period ended June 30, 2008. The U.S. Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or when better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our Condensed Consolidated Financial Statements as appropriate. Any such adjustments could be material to our financial position and results of operations in any given period.
     The amounts of liabilities subject to compromise at June 30, 2008 consisted of the following:

(In millions)
Accounts payable – trade	$77.7
First Lien Term Loan	185.0
Second Lien Term Loan	263.3
Accrued interest on First and Second Lien Term Loans	2.4
Other	3.1

Total liabilities subject to compromise	$531.5

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
     The proceeds of the loans under the DIP Credit Agreement will be used to, among other things, provide the Debtors with working capital. The DIP Credit Agreement shall mature on the earlier of (a) the date that is one year after the Closing Date of our initial borrowings under the facility (which was February 27, 2008), (b) the date of a closing of a sale of all or substantially all of our assets pursuant to section 363 of the Bankruptcy Code, (c) the date when all of the loans made pursuant to the DIP Credit Agreement (the “Loans”) have been repaid, all Letters of Credit have terminated or have been cash collateralized at 105% of the face amount and the commitments have been reduced to zero, or (d) the effective date of a Plan of Reorganization confirmed in the Debtors’ bankruptcy cases, with all of the Loans to be repaid as a bullet on such date and all letters of credit to terminate or be cash collateralized at 105% of the face amount on or before such date.

     Certain of the Debtors are Borrowers under the DIP Credit Agreement and the remaining Debtors have guaranteed the obligations of the Borrowers. The Lenders have a valid and perfected first priority lien and security interest pursuant to sections 364(c)(2) and 364(d)(1) of the Bankruptcy Code in all of the property of the Debtors and each of the Guarantors, including, without limitation, (a) all shares of capital stock (or other ownership interests) of the Debtors and an appropriate percentage of Wellman, Inc.’s first-tier foreign subsidiaries and intercompany debt held by any Debtor or Guarantor; (b) all accounts receivable, general intangibles, license rights, inventory and other goods, contracts rights, hedge agreements, documents, instruments, indemnification rights, tax refunds, patents, trademarks, trade names, copyrights, chattel paper and insurance proceeds with respect to the foregoing; (c) all real property and interests in real property, including, without limitation, as a lessee thereof; and (d) all proceeds and products of the property and assets described in clauses (a) through (c) above. In connection therewith, the Debtors entered into a Security Agreement, dated as of February 26, 2008, between Wellman, Inc. and certain of its subsidiaries and Deutsche Bank Trust Company Americas as collateral agent.
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
     The DIP Credit Agreement contains certain financial covenants and other covenants. We must maintain a Minimum EBITDA, as defined (cumulative monthly commencing March 1, 2008, and rolling into trailing twelve months) tested as of the last day of the applicable month, with a report due on the fifteenth day after the end of each month, commencing with the first full month following the Petition Date. EBITDA, as defined, in the DIP Credit Agreement, is calculated by adding earnings (loss) from continuing operations, income tax expense (benefit), interest expense, non-cash charges, and non-recurring fees, cash charges, and other cash expenses made or incurred in connection with entering into the DIP Credit Agreement. The level of Minimum Cumulative EBITDA, as defined, as set forth in the DIP Credit Agreement and our Actual Cumulative EBITDA, as defined, are as follows:

	Minimum EBITDA, as	Actual EBITDA, as
Applicable Month	defined (cumulative)	defined (cumulative)
March 2008	$2.1 million	$3.97 million
April 2008	$5.61 million	$6.81 million
May 2008	$10.37 million	$12.06 million
June 2008	$15.81 million	$14.19 million
July 2008	$19.635 million
August 2008	$22.865 million
September 2008	$23.8 million
October 2008	$27.455 million
November 2008	$28.56 million
December 2008	$30.855 million
January 2009	$31.5 million
We did not achieve the minimum cumulative EBITDA, as defined, requirement for the month ending June 2008 and obtained a waiver from the Administrative Agent, on behalf of the Majority Lenders. The Administrative Agent, on behalf of the Majority Lenders, consented to waive compliance with the minimum EBITDA, as defined, requirement for June 2008 set in Section 8.1(a) of the DIP Credit Agreement for the

period July 16, 2008 through August 15, 2008. This waiver does not modify any monthly cumulative EBITDA, as defined, amounts.
     The following table reconciles Loss from continuing operation to EBITDA, as defined, for the periods indicated below.

	Month	Month	Month	Month
	Ending	Ending	Ending	Ending
	March 31,	April 30,	May 31,	June 30,
(In millions)	2008	2008	2008	2008
Loss from continuing operations	$(2.4)	$(4.7)	$(1.1)	$(5.1)
Interest expense, net	0.9	0.9	1.0	1.1
Depreciation and amortization	2.5	2.6	2.4	2.5
Provision for uncollectible accounts	0.1	—	—	0.6
Permitted Adjustments:
Reorganization items	2.8	3.1	2.6	2.4
Sale of assets	—	(0.2)	—	—
Inventory reserves	—	1.1	—
Other	0.1	—	0.4	0.6

Total permitted adjustments	2.9	4.0	3.0	3.0

EBITDA, as defined	$4.0	$2.8	$5.3	$2.1

     We have provided a non-GAAP measure “EBITDA, as defined,” because, as noted above, our DIP Credit Agreement uses this measurement as a key component. We believe it is also an important measurement tool for (1) financial institutions that provide us with capital; (2) investors; and (3) our Board and management. In each instance, we used EBITDA, as defined, because it excludes items that are not expected to impact the long-term cash flow of the business and are not an indication of our ongoing operating performance. In addition, EBITDA, as defined, is a measure frequently used to value an enterprise and to enable investors to analyze the efficiency of our operations and to compare and/or rank us with other companies with differing capital structures. Our Board of Directors, CEO (our chief operating decision maker), and senior management use EBITDA, as defined, to evaluate the operating performance of our segments and determine incentive compensation for employees throughout the organization. EBITDA, as defined, was calculated in accordance with our relevant credit agreement for the period ended June 30, 2008 by adding Earnings (Loss) from Continuing Operations, Income Tax Expense (Benefit), Interest Expense, Net, non-cash charges and non-recurring fees, cash charges, and other cash expenses made or incurred in connection with entering into the DIP Credit Agreement.
     Despite the importance of EBITDA, as defined, we recognize that this non-GAAP financial measure does not replace the presentation of our GAAP financial results and is not intended to represent cash flows or an alternative to net earnings (loss). The EBITDA, as defined, information we provide is simply supplemental information and an additional measurement tool to assist our management and certain investors in analyzing our performance.

     In addition, we are subject to maximum capital expenditures tested on the last day of each month with carry-forwards of unused amounts. Under the DIP Credit Agreement, our future capital expenditures will be limited to a maximum of $1.0 million in any month, with a provision for carryover of 50% of any unused amounts. In addition, we cannot, without the prior express written consent of the Administrative Agent in its sole discretion in each instance, permit cash expenditures during any four week cash budget period to exceed (i) for raw material purchases in the cash budget for such period, 105% of the budgeted amount thereof, and (ii) 110% of the total cash expenditures set forth in the cash budget for such period. There are financial reporting requirements detailed in the covenants, requiring daily, weekly and monthly reporting. Other covenants include, but are not limited to, the ability of the Administrative Agent to access the collateral and to perform field examinations and appraisals, in each case, at any time; limitations on other indebtedness, liens, investments, guarantees; no payment of pre-petition indebtedness other than the existing Revolving Facility at December 31, 2007, or as approved by the Bankruptcy Court; restricted junior payments (including common and preferred dividends and redemptions and payments on subordinated debt); mergers and acquisitions; sales of assets; the issuance and sale of capital stock of subsidiaries; leases; transactions with affiliates; and conduct of business, in each case subject to carve-outs. As required by the terms of the DIP Credit Agreement, we have engaged a Chief Restructuring Officer (“CRO”). The CRO shall have duties and powers customary for a chief restructuring officer in a Chapter 11 case of this type.
     Subsequent to quarter end, on August 4, 2008, we obtained amendments to our DIP Credit Agreement, providing us longer time periods to accomplish certain Plan-related milestones. Based on the amendments, we are required to:
•	have our Disclosure Statement approved by the Bankruptcy Court by August 15th, 2008;

•	obtain an order confirming the Plan by September 26, 2008; and

•	emerge from bankruptcy prior to October 6, 2008.
     Events of default under the DIP Credit Agreement include the following: (i) the entry of an order dismissing any Debtor’s or Guarantor’s Chapter 11 case or converting any such case to one under Chapter 7, (ii) the entry of an order appointing a Chapter 11 Trustee in any of the Debtor’s or Guarantor’s Chapter 11 cases; (iii) unless the Lenders otherwise agree or the DIP loan balance is repaid, the entry of an order granting any other Superpriority Claim or lien equal or superior to that granted to the DIP Credit Agreement and the Pre-Petition First Lien Term Loan Facility as adequate protection; (iv) unless all of the Lenders otherwise agree, the entry of an order staying, reversing or vacating the Interim Order or the Final Order; (v) the entry of an order modifying the DIP Credit Agreement, the Interim Order or the Final Order without the Administrative Agent’s prior written consent; (vi) the entry of an order in any of the Chapter 11 cases appointing an examiner having enlarged powers (beyond those set forth under Bankruptcy Code section 1106(a)(3) and (4)); (vii) failure to make any payment of principal when due or to make any payment of interest or fees within three business days of the date when due; (viii) failure to comply with any negative covenants or certain other covenants in the financing documentation, including covenants relating to delivery of the budget, delivery of financial reports, delivery of the borrowing base certificate, access of the Lenders, retention of a CRO and maintenance of bank accounts with the Administrative Agent; (ix) failure to perform or comply with any other term or covenant and such default shall continue unremedied for a period of three (3) days after notice; (x) any representation or warranty shall be incorrect or misleading in any material respect when made; (xi) the business shall materially change or a change in control shall occur; (xii) the entry of an order granting relief from the automatic stay so as to allow a third party to proceed against any material asset or assets of any of the Borrowers; (xiii) the failure to file a Plan of Reorganization and Disclosure Statement by June 25, 2008; (xiv) the failure to obtain an underwritten exit financing commitment by August 4, 2008; (xv) the failure to obtain approval of the Disclosure Statement by Bankruptcy Court by August 15, 2008; (xvi) the failure to have the Plan of Reorganization confirmed by September 26, 2008; (xvii) the failure to consummate the Plan of Reorganization by October 6, 2008; (xviii) the filing of a plan of reorganization which does not provide for the payment in full in cash of the DIP Credit Agreement; (xix) the institution of any judicial proceeding by or on behalf of any Credit Party seeking to challenge the validity of any portion of the DIP Credit Agreement or the applicability or enforceability thereof or which seeks to void, avoid, limit, or otherwise adversely affect any security interest created by or in relation to the DIP Credit Agreement or any payment made pursuant thereto, or the institution or any such proceeding by any other party and the failure of such action to be dismissed with prejudice within 60 days after the institution of such proceeding; and (xx) the Debtors’ exclusive period to file a Chapter 11 plan shall expire or terminate and no proposed Chapter 11 plan shall have been filed by a party without the exclusive right to do so.
     Other than not meeting the minimum cumulative EBITDA, as defined, requirements for June 2008, for which we received a waiver, we believe we are in compliance with all requirements of the DIP Credit Agreement.
     On June 25, 2008, the Debtors filed a Joint Plan of Reorganization (the “Plan”), a Disclosure Statement and related documents with the Bankruptcy Court. Subsequent to quarter end, these documents were amended and modified to provide additional disclosure based on the objections that were filed with the Court.
     On August 4, 2008, we obtained a fully underwritten commitment for a four-year $175 million secured financing facility (the “Financing Facility”) that is subject to certain terms and conditions including approval by the Bankruptcy Court of the payment of certain fees by August 29, 2008 and consummation of the Company’s Plan of Reorganization and emergence from bankruptcy by October 15, 2008. The Financing Facility will consist of (i) a $125 million revolving credit facility with availability determined by a borrowing base and (ii) a term loan facility of $50 million. The Financing Facility will be secured by a first priority lien and security interest in substantially all of our assets except that such lien and security interest shall be junior in priority to the liens securing the new first lien note to be issued pursuant to our Plan. The Financing Facility will contain customary representations, warranties and covenants for this type of a financing. Under the terms of the Plan, holders of our common stock will receive no consideration.
     One of the requirements of the Financing Facility is that the new note to the first lien holders is less than $125 million. On August 5, 2008, the Bankruptcy Court determined that the value of the first lien collateral is $140 million after conducting valuation hearings. As a result of this decision, we will be required to renegotiate the terms of this financing or agree on an acceptable capital structure where the note is less than $125 million. We are currently discussing various options with our lien holders. There is no assurance we will be able to complete a plan of reorganization.
     At December 31, 2007, we had a total of $150 million in interest rate hedging agreements which were entered into to reduce our exposure to floating rate debt. These were: a three year $50.0 million interest rate cap which provided that for quarterly periods when three-month LIBOR exceeded 6.50% on its reset date, we received the difference between the three-month LIBOR and 6.50% for such periods; a two year $50.0 million interest rate swap where we received three-month LIBOR and paid 5.255% quarterly; and a two year $50.0 million interest rate collar which provided that for quarterly periods when three-month LIBOR exceeded 6.00% on its reset date, we received the difference between the three-month LIBOR and 6.00%, and for quarterly periods when three-month LIBOR was less than 3.61% on its reset date, we paid the difference between the three-month LIBOR and 3.61%. We terminated these interest rate hedging agreements in February 2008 and recorded a loss of $2.5 million.

4. INVENTORIES
     Inventories consisted of the following:

	June 30,	December 31,
(In millions)	2008	2007
Raw materials	$29.0	$29.7
Finished and semi-finished goods	48.5	63.0
Supplies	4.0	4.3

	$81.5	$97.0

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

Employee
Restructuring
(In millions)	Charges
Accruals during the third quarter of 2006	$4.1
Adjustments to accrual in fourth quarter of 2006	(0.2)
Payments during 2006	(1.6)

Remaining accrual at December 31, 2006	2.3
Payments in first quarter of 2007	(1.9)

Remaining accrual at March 31, 2007	0.4
Payments in second quarter of 2007	(0.2)

Remaining accrual at June 30, 2007	0.2
Adjustments to accrual	(0.1)
Payments during the remainder of 2007	(0.1)

Remaining accrual at December 31, 2007	$—

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

Severance
(In millions)	Accrual
Accruals recorded in fourth quarter of 2007	$0.4
Payments during 2007	(0.1)

Accrual balance at December 31, 2007	0.3
Payments during the first quarter of 2008	(0.2)

Accrual balance at March 31 and June 30, 2008	$0.1

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

Severance
(In millions)	Accrual
Accruals recorded during the first quarter 2007	$2.9
Payments in first quarter 2007	(1.5)

Accrual balance at March 31, 2007	1.4
Payments in second quarter 2007	(1.2)

Accrual balance at June 30, 2007	0.2
Payments during remainder of 2007	(0.1)
Adjustments to accrual during remainder of 2007	(0.1)

Accrual balance at December 31, 2007	$—

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
     Results for discontinued operations consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30, 2007		Ended June 30, 2007
		European		European
(In millions)	WIL	PET Resins	WIL	PET Resins
Net sales	$33.8	$13.2	$69.1	$33.0

Earnings (loss) from discontinued operations before income tax expense	$0.4	$(0.4)	$1.2	$(0.9)
Income tax expense	—	—	0.1	—

Earnings (loss) from discontinued operations, net	0.4	(0.4)	1.1	(0.9)

Loss on disposal of business	—	(3.2)	—	(3.6)
Income tax benefit	—	—	—	—

Loss on disposal of business, net	—	(3.2)	—	(3.6)

Earnings (loss) from discontinued operations, net	$0.4	$(3.6)	$1.1	$(4.5)

8. OTHER INCOME, NET
     Other income, net consisted of the following pretax amounts for the periods indicated:

	Three months		Six months
	ended June 30,		ended June 30,
(in millions)	2008	2007	2008	2007
Hurricane Katrina (proceeds) costs, net	$—	$(6.1)	$0.1	$(5.9)
Johnsonville fibers closure costs, net (See Note 5)	—	(1.1)	—	(2.1)
Legal and settlement costs	—	—	—	(1.9)
Gain on sale of assets	(0.2)	(1.4)	(0.2)	(1.4)
(Proceeds) costs relating to anti-dumping activities, net	(0.1)	0.1	(0.1)	0.1

	$(0.3)	$(8.5)	$(0.2)	$(11.2)

     On August 25, 2005, we shut down our Pearl River facility in Hancock County, Mississippi, in anticipation of hurricane Katrina. The damages caused by the hurricane resulted in a temporary shutdown of the entire facility. The actual damages included direct damage to the plant site; fixed costs incurred during the shutdown period; incremental freight costs above our normal freight expense due to the disruption in rail service; infrastructure support to maintain an adequate living environment both for our employees and contract workers; inventory spoilage; rail car damage; and monthly lease cost related to rail cars that were damaged and inoperable. In addition to these costs, hurricane Katrina also delayed the completion of our PET resin expansion at our Pearl River facility. As a result of this and 2 and 1/2 months of lost production, we incurred a substantial amount of lost profits.
     The facility re-started production in two phases. One production line, with an annual capacity of 280 million pounds, resumed production the week of October 31, 2005. The second production line, with the same annual capacity, restarted at the end of November, 2005. We incurred total costs of $32.1 million. We received $23.4 million of insurance proceeds attributable to hurricane Katrina, including $0.7 million received in the first quarter of 2008. These proceeds, which are included in net cash used in operating activities in our Consolidated Statements of Cash Flows, were used to pay down debt.
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
9. NET LOSS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Numerator for basic and diluted net loss attributable to common stockholders per common share:
Loss from continuing operations	$(10.9)	$(8.2)	$(33.6)	$(32.3)
Accretion (a)	—	(3.8)	(2.3)	(7.5)

Net loss attributable to common stockholders from continuing Operations	(10.9)	(12.0)	(35.9)	(39.8)
Net loss attributable to common stockholders from discontinued Operations	—	(3.2)	—	(3.4)

Net loss attributable to common stockholders	$(10.9)	$(15.2)	$(35.9)	$(43.2)

Denominator:
Denominator for basic net loss attributable to common stockholders per common share – weighted-average shares	32.4	32.3	32.4	32.3
Effect of dilutive securities:
Employee stock options, warrants, and restricted stock	—	—	—	—
Preferred stock – if converted (b)	—	—	—	—

Denominator for diluted net loss attributable to common stockholders per common share – adjusted weighted-average shares	32.4	32.3	32.4	32.3

(a)	Accretion is recorded based on the fair market value of the increase in the liquidation preference of the preferred stock. Subsequent to our filing voluntary petitions in the United States Bankruptcy Court on February 22, 2008, no accretion has been recorded. The liquidation preference of the preferred stock was $192.2 million at June 30, 2008. For additional information regarding the bankruptcy, see Note 3.

(b)	These shares were not included in the EPS calculation, since their effect would have been anti-dilutive, but may be included under the if-converted method in future calculations.
10. DEFINED BENEFIT PLANS
     The components of our net periodic pension cost are as follows for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Service cost	$—	$—	$0.1	$—
Interest cost	0.9	0.9	1.8	1.8
Expected return on assets	(1.0)	(0.9)	(2.0)	(1.8)

Total net periodic pension cost	$(0.1)	$0.0	$(0.1)	$—

Employer contributions
     Contributions to our defined benefit plans in 2008 are expected to be $2.0 million. As of June 30, 2008, $1.7 million has been contributed.

11. COMMITMENTS AND CONTINGENCIES
     We have commitments and contingent liabilities, including legal proceedings, environmental liabilities, and various operating lease commitments.
     Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between approximately $3.0 million and $8.2 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $6.1 million and $5.4 million at June 30, 2008 and December 31, 2007, respectively, which are reflected as other noncurrent liabilities in our Condensed Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. These non-capital expenditures are expected to be incurred over the next 6 to 30 years. We do not expect to incur any significant future capital expenditures related to environmental matters.
     The final resolution of these contingencies could result in expenses different than current accruals, and, therefore, could have an impact on our consolidated financial results in a future reporting period. However, we believe the ultimate outcome will not have a significant effect on our consolidated results of operations and financial position.
     The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Six Months ended
	June 30,
(In millions)	2008	2007
Balance at beginning of period	$5.4	$5.1
Changes in remediation costs	0.8	0.5
Expenditures	(0.1)	(0.2)

Balance at end of period	$6.1	$5.4

     There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.
     We have entered into multiple raw material purchase agreements in the ordinary course of business, which may require a notice period for cancellation.
     We have filed a patent infringement case against Eastman Chemical Company (“Eastman”) (C.A. No. 07-585 (SLR) (D.De.)), alleging they are infringing two of our patents, and we have moved for a preliminary injunction. In response to our suit, Eastman asserted certain counterclaims which seek rulings that our patents are invalid, not infringed and/or unenforceable. Eastman asserted additional counterclaims, seeking relief for alleged acts of unfair competition by us, alleged Lanham Act violations by us and alleged abuse of the judicial process by virtue of our bringing the action. We plan on diligently prosecuting our case and believe that Eastman’s counterclaims have little or no merit and will defend them vigorously. An oral hearing on our motion for a preliminary injunction was held on June 26, 2008. We are awaiting a decision from the Court.

     We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe the ultimate disposition of this litigation will have a material adverse effect on our consolidated financial position or results of operations.
12. FOREIGN CURRENCY TRANSLATION AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Historically, accumulated other comprehensive income (loss) was comprised of foreign currency translation and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Since we sold our foreign operations during 2007, we no longer record foreign currency translation. For additional information on the sale of the foreign operations, see Note 7. During the first quarter of 2008, we terminated all of our hedging agreements. Therefore, our accumulated other comprehensive income (loss) was $0 at June 30, 2008. Comprehensive loss was $(10.9) million and $(10.7) million for the three months ended June 30, 2008 and 2007, respectively, and $(32.2) million and $(34.8) million for the six months ended June 30, 2008 and 2007, respectively.
13. SEGMENT INFORMATION
     Our operations are grouped into two reportable operating segments: a chemical-based segment and a recycled-based segment.
     Our chemical-based segment manufactures and markets:
•	PermaClear®, PermaClear HP®, and Thermaclear Ti® solid-stated PET resin from chemical-based raw materials for use in the manufacturing of plastic beverage bottles and other food packaging and Fortrel® chemical-based polyester staple fiber for use in home furnishing, non-woven, apparel, and industrial products.
     Our recycled-based segment manufactures and markets:
•	Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin for use in the injection molding industry.
     EBITDA, as defined, in our relevant credit agreements for the appropriate period, is the primary financial measure used by our Chief Operating Decision Maker (i.e., our Chief Executive Officer) to assess performance and allocate resources. As such, EBITDA, as defined, is the financial measurement under our internal financial reporting structure used to report segment profit (loss) under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Intersegment transactions, which are not material, have been eliminated. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies in Note 1.
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

	Chemical-	Recycled-
(In millions)	Based Segment	Based Segment	Total
Three months ended June 30, 2008
Revenues	$268.8	$12.3	$281.1
Segment profit	10.1	0.1	10.2
Depreciation and amortization from continuing operations	7.5	—	7.5
Assets	445.8	29.9	475.7
Three months ended June 30, 2007 (Restated)
Revenues	$284.0	$15.9	$299.9
Segment profit (loss)	16.7	(2.0)	14.7
Depreciation and amortization from continuing operations	15.4	0.6	16.0
Assets	773.1	47.9	821.0
Six months ended June 30, 2008
Revenues	$495.3	$25.8	$521.1
Segment profit (loss)	14.3	(0.6)	13.7
Depreciation and amortization from continuing operations	14.8	0.2	15.0
Six months ended June 30, 2007 (Restated)
Revenues	$579.8	$39.3	$619.1
Segment profit (loss)	21.5	(2.5)	19.0
Depreciation and amortization from continuing operations	30.7	1.1	31.8
Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Segment Profit
Total for reportable segments	$10.2	$14.7	$13.7	$19.0
Interest expense, net	(3.0)	(15.2)	(14.1)	(30.3)
Depreciation and amortization	(7.5)	(16.0)	(15.0)	(31.8)
Permitted Adjustments (1)	(10.6)	8.3	(18.2)	10.8

Loss from continuing operations before income tax Benefit	$(10.9)	$(8.2)	$(33.6)	$(32.3)

Assets
Total for reportable segments	$475.7	$821.0
Corporate assets (2)	36.7	162.5

	$512.4	$983.5

(1)	Permitted Adjustments are adjustments specified in our debt agreements, which are used in the calculation of EBITDA, as defined, that is used to report our segment profit (loss). Permitted adjustments included the following for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Permitted Adjustments:
Reorganization items	$8.1	$—	$14.2	$—
Johnsonville fibers disposal costs, net (See Note 5)	—	(1.1)	—	(2.1)
Hurricane Katrina proceeds (costs), net (See Note 8)	—	(6.1)	0.1	(5.9)
Legal and settlement costs (See Note 8)	—	—	—	(1.9)
Gain on sale of assets (See Note 8)	(0.2)	(1.4)	(0.2)	(1.4)
Non-cash inventory reserves	1.1	—	2.3	—
Provision for uncollectible accounts	0.6	0.2	0.8	0.3
Other	1.0	0.1	1.0	0.2

Total Permitted Adjustments	$10.6	$(8.3)	$18.2	$(10.8)

(2)	Corporate assets include cash, certain prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

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
Carpet Recycling of Georgia, Inc.
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
     We operate largely in a commodities industry. Our financial results are determined largely by sales volume and raw material margins (i.e., the difference between the net selling price of our products and raw material costs related to manufacturing our products). Four main factors determine our margins: raw material availability and pricing; competition; capacity utilization; and customer demand. Adverse trends in each of these factors over the past few years have impaired our profitability. This, together with the significant damage and lost profits caused by hurricane Katrina, the recent alleged infringement of our new patented technology related to our PET resin business, and certain unexpected cash outlays, has reduced our financial resources. After these events we did not have the ability to withstand unexpected raw material disruptions and diminished customer demand. The combination of these events triggered a liquidity crisis for us and we were not able to support our debt load. This necessitated the commencement of proceedings under Chapter 11 of the Bankruptcy Code.
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
     Subsequent to quarter end, on August 4, 2008, we obtained amendments to our DIP Credit Agreement, providing us longer time periods to accomplish certain Plan-related milestones. Based on the amendments, we are required to:
•	have our Disclosure Statement approved by the Bankruptcy Court by August 15th, 2008;

•	obtain an order confirming the Plan by September 26, 2008; and

•	emerge from bankruptcy prior to October 6, 2008.
     On June 25, 2008, the Debtors filed a Joint Plan of Reorganization (the “Plan”), a Disclosure Statement and related documents with the Bankruptcy Court. Subsequent to quarter end, these documents were amended and modified to provide additional disclosure based on the objections that were filed with the Court.
     On August 4, 2008, we obtained a fully underwritten commitment for a four-year $175 million secured financing facility (the “Financing Facility”) that is subject to certain terms and conditions including approval by the Bankruptcy Court of the payment of certain fees by August 29, 2008 and consummation of the Company’s Plan of Reorganization and emergence from bankruptcy by October 15, 2008. The Financing Facility will consist of (i) a $125 million revolving credit facility with availability determined by a borrowing base and (ii) a term loan facility of $50 million. The Financing Facility will be secured by a first priority lien and security interest in substantially all of our assets except that such lien and security interest shall be junior in priority to the liens securing the new first lien note to be issued pursuant to our Plan. The Financing Facility will contain customary representations, warranties and covenants for this type of a financing. Under the terms of the Plan, holders of our common stock will receive no consideration.
     One of the requirements of the Financing Facility is that the new note to the first lien holders is less than $125 million. On August 5, 2008, the Bankruptcy Court determined that the value of the first lien collateral is $140 million after conducting valuation hearings. As a result of this decision, we will be required to renegotiate the terms of this financing or agree on an acceptable capital structure where the note is less than $125 million. We are currently discussing various options with our lien holders. There is no assurance we will be able to complete a plan of reorganization.
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
IMPACT OF ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted
     In January 2008, we adopted Statement of Financial Accounting Standards (SFAS) No 157, “Fair Value Measurements,” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 had no impact on our financial statements.
     In January 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (SFAS No. 159). SFAS No. 159 permits entities to measure certain financial instruments and other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings (loss) at each subsequent reporting date. The adoption of this SFAS No. 159 did not have any impact on our financial statements.
Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations (revised 2007),” (SFAS No. 141R). SFAS No. 141R replaces SFAS No. 141, “Business Combinations,” (SFAS No. 141) and it supersedes or amends other related authoritative literature although it retains the fundamental requirements of SFAS No. 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141 R applies to any transaction or other event that meets the definition of a business combination and establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. In addition, SFAS No. 141R establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, that the adoption of this Statement will have on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” (SFAS No. 160). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have an impact on our consolidated financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133,” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 161 will have on our consolidated financial position and results of operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard is not expected to have a material impact on our consolidated financial position and results of operations.
     In April 2008, the FASB issued FASB Staff Position 90-7-1, “An Amendment of AICPA Statement of Position 90-7,” (FSP 90-7-1). FSP 90-7-1, which is effective immediately, amends SOP 90-7, paragraph .38 to nullify the requirement regarding changes in accounting principles. Previously under paragraph .38 of SOP 90-7, changes in accounting principles that will be required in the financial statements of the emerging entity within the 12 months following the adoption of fresh-start accounting were required to be adopted at the time fresh-start reporting is adopted. As a result of the amendment, an entity emerging from bankruptcy that applies fresh-start reporting should follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.
     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, the adoption of FSP 142-3 will have on our consolidated financial position and results of operations.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007
     The following table summarizes reasons for the changes in second quarter 2008 from second quarter 2007 for net sales, cost of sales, and gross profit.

	Chemical-	Recycled-
(In millions)	Based	Based	Total
Net Sales
Sales volumes	$(45.9)	$(4.7)	$(50.6)
Net selling prices	30.7	1.1	31.8

Decrease in net sales	(15.2)	(3.6)	(18.8)

Cost of Sales
Volume effect	$(42.8)	$(2.6)	$(45.4)
Raw material unit costs	35.5	(0.1)	35.4
Plant-added unit costs	(4.5)	(2.4)	(6.9)

Decrease in cost of sales	(11.8)	(5.1)	(16.9)

Increase (decrease) in gross profit	$(3.4)	$1.5	$(1.9)

     Total net sales decreased by $18.8 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The sales volume in our chemical-based segment was lower in the second quarter of 2008 primarily because of our customers’ uncertainty related to our future after our bankruptcy filing and liquidity constraints imposed by our DIP financing which forced us to reduce our sales volume. The decrease in sales volumes was partially offset by an increase in net selling prices. The decrease in volumes in the recycled-based segment was due to a decline in the automotive industry, which affects demand for our nylon engineering resins, and the closing of 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006. During the second quarter of 2007, we had $1.9 million of polyester staple fiber sales at this facility, which was sold from existing inventory.
     Total cost of sales decreased by $16.9 million in the 2008 period compared to the 2007 period. Cost of sales in our chemical-based segment decreased due to the lower volumes and lower plant-added unit costs, partially offset by higher raw material unit costs. The higher raw material unit costs were due to higher purchase prices for chemical-based raw materials in the second quarter of 2008. Cost of sales in the recycled-based segment decreased due to the lower volumes and lower plant-added unit costs.
     As a result, our gross profit decreased by $1.9 million to $6.9 million in the 2008 period from $8.8 million in the 2007 period.

     Selling, general and administrative expenses decreased $3.5 million to $6.4 million, or 2.3% of net sales, in the 2008 period compared to $9.9 million, or 3.3% of net sales, in the 2007 period, primarily as a result of cost reduction efforts.
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	Three Months
	Ended June 30,
(In millions)	2008	2007
Hurricane Katrina proceeds, net	$—	$(6.1)
Johnsonville fibers closure costs	—	(1.1)
Gain on sale of assets	(0.2)	(1.4)
Other	(0.1)	0.1

	$(0.3)	$(8.5)

     The income in the three months ended June 30, 2007 is due primarily to the receipt of insurance proceeds of $6.0 million attributable to hurricane Katrina, $1.1 million of income from the reduction of accruals associated with our Johnsonville fibers closure, resulting primarily from our ability to sell some of the equipment and remaining inventory at prices greater than originally expected, and a net gain of $1.4 million from the sale of the fiber assets at our Pearl River facility. For additional information on hurricane Katrina, see Note 8 to the Condensed Consolidated Financial Statements. For additional information on our Johnsonville fibers closure costs, see Note 5 to our Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported operating income of $0.2 million in the 2008 period compared to operating income of $7.0 million in the 2007 period.
     Interest expense, net was $3.0 million in the 2008 period compared to $15.2 million in the 2007 period. Since we believe our first and second lien term loans are undersecured, we have recorded interest expense only for the DIP Credit Agreement subsequent to our proceedings under Chapter 11 of the Bankruptcy Code. Contractual interest for all of our outstanding debt was $13.1 million for the three months ended June 30, 2008, compared to $15.2 million for the three months ended June 30, 2007. The lower interest expense in the 2008 period is due primarily to lower interest rates in the 2008 period.
     In connection with our proceedings under Chapter 11 of the Bankruptcy Code, we incurred $8.1 million of reorganization items, consisting of legal and professional fees, in the 2008 period.
     We did not report a tax benefit in the 2008 or 2007 periods due to our inability to provide a tax benefit for federal net operating losses originating after 2006.
     Prior to our proceedings under Chapter 11 of the Bankruptcy Code, we recorded accretion based on the fair market value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. No accretion was recorded after the petition date. We recorded $3.8 million of accretion for the three months ended June 30, 2007.
     As a result of the foregoing, we reported a net loss from continuing operations of $10.9 million, or $0.34 per diluted share, for the three months ended June 30, 2008, compared to a net loss from continuing operations of $12.0 million, or $0.37 per diluted share, for the three months ended June 30, 2007.

     During 2007, we disposed of our European recycled-based fibers business (“WIL”) and our European PET resins business. The loss from discontinued operations, net of tax, for these subsidiaries was $3.2 million, or $0.10 per diluted share, for the three months ended June 30, 2007 For additional information, including a breakdown of the results for discontinued operations, see Note 7 to the Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $10.9 million, or $0.34 per diluted share, for the 2008 period, compared to a net loss attributable to common stockholders of $15.2 million, or $0.47 per diluted share, for the 2007 period.
SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED
JUNE 30, 2007
     The following table summarizes reasons for the changes in second quarter 2008 from second quarter 2007 for net sales, cost of sales, and gross profit.

	Chemical-	Recycled-
(In millions)	Based	Based	Total
Net Sales
Sales volumes	$(145.9)	$(14.8)	$(160.7)
Net selling prices	61.4	1.3	62.7

Decrease in net sales	(84.5)	(13.5)	(98.0)

Cost of Sales
Volume effect	$(138.6)	$(13.6)	$(152.2)
Raw material unit costs	59.8	0.7	60.5
Plant-added unit costs	(4.1)	(1.6)	(5.7)

Decrease in cost of sales	(82.9)	(14.5)	(97.4)

Increase (decrease) in gross profit	$(1.6)	$1.0	$(0.6)

     Total net sales decreased by $98.0 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The sales volume in our chemical-based segment was lower in the first half of 2008 primarily because of our customers’ uncertainty, created by our exploring strategic alternatives, our bankruptcy filing, and the liquidity constraints imposed by our DIP financing which forced us to reduce our sales volume. The decrease in sales volumes in the chemical-based segment was partially offset by an increase in net selling prices. The decrease in volumes in the recycled-based segment was due to a decline in the automotive industry, which affects demand for our nylon engineering resins, and the closing of 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006. During the first half of 2007, we had $11.7 million of polyester staple fiber sales at this facility, which was sold from existing inventory.
     Total cost of sales decreased by $97.4 million in the 2008 period compared to the 2007 period. Cost of sales in our chemical-based segment decreased due to the lower volumes, partially offset by higher raw material unit costs and higher plant-added unit costs. The higher raw material unit costs were due to higher purchase prices for chemical-based raw materials in the first half of 2008. Cost of sales in the recycled-based segment decreased due to the lower volumes.
     As a result, gross profit decreased by $0.6 million to $11.2 million in the 2008 period from $11.8 million in the 2007 period.

     Selling, general and administrative expenses decreased $5.7 million to $15.9 million, or 3.1% of net sales, in the 2008 period compared to $21.6 million, or 3.5% of net sales, in the 2007 period, primarily as a result of cost reduction efforts.
     We incurred restructuring charges of $3.1 million for the six months ended March 31, 2007 primarily related to our corporate reorganization and cost reduction programs. For additional information on our restructurings, see Note 6 to the Condensed Consolidated Financial Statements.
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	Six Months Ended
	June 30,
(In millions)	2008	2007
Hurricane Katrina (proceeds) costs, net	$0.1	$(5.9)
Legal and settlement costs	—	(1.9)
Johnsonville fibers closure costs	—	(2.1)
Gain on sale of assets	(0.2)	(1.4)
Other	(0.1)	0.1

	$(0.2)	$(11.2)

     The income in the six months ended June 30, 2007 is due primarily to the receipt of insurance proceeds of $6.0 million attributable to hurricane Katrina, the reduction of accruals associated with our legal and settlement costs and our Johnsonville fibers closure, and a net gain of $1.4 million from the sale of the fiber assets at our Pearl River facility. For additional information on hurricane Katrina, see Note 8 to the Condensed Consolidated Financial Statements. For additional information on our Johnsonville fibers closure costs, see Note 5 to our Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported an operating loss of $5.3 million in the 2008 period compared to an operating loss of $2.0 million in the 2007 period.
     Interest expense, net was $14.1 million in the 2008 period compared to $30.3 million in the 2007 period. Interest expense in the first half of 2008 included a loss of $2.5 million when we terminated $150 million of interest rate hedging agreements which were entered into to reduce our exposure to floating rate debt. Since we believe our first and second lien term loans are undersecured, we have recorded interest expense only for the DIP Credit Agreement subsequent to our proceedings under Chapter 11 of the Bankruptcy Code. Contractual interest for all of our outstanding debt was $28.4 million for the first half of 2008, which decreased over the 2007 period due primarily to lower interest rates in the 2008 period.
     In connection with our proceedings under Chapter 11 of the Bankruptcy Code, we incurred $14.2 million of reorganization items, consisting primarily of legal and professional fees, in the 2008 period.
     We did not report a tax benefit in the 2008 or 2007 periods due to our inability to provide a tax benefit for federal net operating losses originating after 2006.
     Prior to our proceedings under Chapter 11 of the Bankruptcy Code, we recorded accretion based on the fair market value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. This amount was $2.3 million and $7.5 million for the six months ended June 30, 2008 and 2007, respectively. No accretion was recorded after the petition date.
     As a result of the foregoing, we reported a net loss from continuing operations of $35.9 million, or $1.11 per diluted share, for the six months ended June 30, 2008, compared to a net loss from continuing operations of $39.8 million, or $1.23 per diluted share, for the six months ended June 30, 2007.
     During 2007, we disposed of our European recycled-based fibers business (“WIL”) and our European PET resins business. The loss from discontinued operations, net of tax, for these subsidiaries was $3.4 million, or $0.11 per diluted share, for the six months ended June 30, 2007 For additional information, including a breakdown of the results for discontinued operations, see Note 7 to the Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $35.9 million, or $1.11 per diluted share, for the 2008 period, compared to a net loss attributable to common stockholders of $43.2 million, or $1.34 per diluted share, for the 2007 period.
CAPITAL RESOURCES AND LIQUIDITY
Historical Flow of Funds
     Net cash used in operations was $24.3 million for the six months ended June 30, 2008, compared to net cash used in operations of $2.1 million for the six months ended June 30, 2007. This change is due primarily to lower accounts receivable and other current assets in the 2008 period and a higher cash loss from operations.
     Net cash used in investing activities amounted to $1.8 million in the 2008 period compared to $5.1 million in the 2007 period.
     Net cash provided by financing activities amounted to $28.7 million in the 2008 period compared to $20.3 million in the 2007 period.
Our Liquidity in Bankruptcy
     As previously discussed, on February 22, 2008, Wellman, Inc. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. The filing of the Chapter 11 petitions constituted an event of default, and our primary debt obligations became automatically and immediately due and payable. Therefore, all debt obligations are reflected as current liabilities in our Condensed Consolidated Financial Statements at June 30, 2008.
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
     The DIP Credit Agreement contains certain financial covenants and other covenants. One of these covenants is that we must maintain a Minimum EBITDA, as defined (cumulative monthly commencing March 1, 2008, and rolling into trailing twelve months) tested as of the last day of the applicable month, with a report due on the fifteenth day after the end of each month, commencing with the first full month following the Petition Date. EBITDA, as defined, under the DIP Credit Agreement, is calculated by adding Earnings (loss) from continuing operations, income tax expense (benefit), interest expense, non-cash charges, and non-recurring fees, cash charges, and other cash expenses made or incurred in connection with entering into the DIP Credit Agreement. The level of Minimum Cumulative EBITDA, as defined, as set forth in the DIP Credit Agreement and our Actual Cumulative EBITDA, as defined, are as follows:

	Minimum EBITDA, as	Actual EBITDA, as
Applicable Month	defined (cumulative)	defined (cumulative)
March 2008	$2.1 million	$3.97 million
April 2008	$5.61 million	$6.81 million
May 2008	$10.37 million	$12.06 million
June 2008	$15.81 million	$14.19 million
July 2008	$19.635 million
August 2008	$22.865 million
September 2008	$23.8 million
October 2008	$27.455 million
November 2008	$28.56 million
December 2008	$30.855 million
January 2009	$31.5 million
We did not achieve the minimum cumulative EBITDA, as defined, requirement for the month ending June 2008 and obtained a waiver from the Administrative Agent, on behalf of the Majority Lenders. The Administrative Agent, on behalf of the Majority Lenders, consented to waive compliance with the minimum EBITDA, as defined, requirement for June 2008 set in Section 8.1(a) of the DIP Credit Agreement for the period July 16, 2008 through August 15, 2008.
     The following table reconciles Loss from continuing operation to EBITDA, as defined, for the periods indicated below.

	Month	Month	Month	Month
	Ending	Ending	Ending	Ending
	March 31,	April 30,	May 31,	June 30,
(In millions)	2008	2008	2008	2008
Loss from continuing operations	$(2.4)	$(4.7)	$(1.1)	$(5.1)
Interest expense, net	0.9	0.9	1.0	1.1
Depreciation and amortization	2.5	2.6	2.4	2.5
Provision for uncollectible accounts	0.1	—	—	0.6
Permitted Adjustments:
Reorganization items	2.8	3.1	2.6	2.4
Sale of assets	—	(0.2)	—	—
Inventory reserves	—	1.1	—
Other	0.1	—	0.4	0.6

Total permitted adjustments	2.9	4.0	3.0	3.0

EBITDA, as defined	$4.0	$2.8	$5.3	$2.1

     We have provided a non-GAAP measure “EBITDA, as defined,” because, as noted above, our DIP Credit Agreement uses this measurement as a key component. We believe it is also an important measurement tool for (1) financial institutions that provide us with capital; (2) investors; and (3) our Board and management. In each instance, we used EBITDA, as defined, because it excludes items that are not expected to impact the long-term cash flow of the business and are not an indication of our ongoing operating performance. In addition, EBITDA, as defined, is a measure frequently used to value an enterprise and to enable investors to analyze the efficiency of our operations and to compare and/or rank us with other companies with differing capital structures. Our Board of Directors, CEO (our chief operating decision maker), and senior management use EBITDA, as defined, to evaluate the operating performance of our segments and determine incentive compensation for employees throughout the organization. EBITDA, as defined, was calculated in accordance with our relevant credit agreement for the period ended June 30, 2008 by adding Earnings (Loss) from Continuing Operations, Income Tax Expense (Benefit), Interest Expense, Net, non-cash charges and non-recurring fees, cash charges, and other cash expenses made or incurred in connection with entering into the DIP Credit Agreement.
     Despite the importance of EBITDA, as defined, we recognize that this non-GAAP financial measure does not replace the presentation of our GAAP financial results and is not intended to represent cash flows or an alternative to net earnings (loss). The EBITDA, as defined, information we provide is simply supplemental information and an additional measurement tool to assist our management and certain investors in analyzing our performance.
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
     Our borrowings under the DIP Credit Agreement are limited based on a borrowing base which is primarily based on our levels of eligible receivables and inventory. To reduce the risk for the DIP Credit Agreement lenders, the DIP Credit Agreement provides for a liquidity block (“Minimum Liquidity Availability”). The Minimum Liquidity Availability block is $20 million for the period from February 22, 2008 to May 5, 2008, $10 million for the period from May 6, 2008 to June 4, 2008, $20 million for the period from June 5, 2008 to September 14, 2008 and $30 million from September 15, 2008 until the DIP Credit Agreement is repaid. As of June 30, 2008 we had approximately $15.4 million in availability under our DIP Credit Agreement after giving effect to reserves and the liquidity block. In addition, the Agent, using its good faith judgment, is able to exercise Permitted Discretion to establish reserves which reduce the amount of funds available to us. The Agent has used its Permitted Discretion to establish reserves for professional fees that are incurred in relation to the Bankruptcy Proceedings which have reduced our availability by approximately $4 million and has required the daily adjustment of the borrowing base for sales and cash collections. Our liquidity in the bankruptcy proceedings is dependent on our operations maintaining certain levels of sales, collections, margins and costs and with the DIP Credit Agreement not utilizing its Permitted Discretion to further reduce our liquidity.
     Subsequent to quarter end, on August 4, 2008, we obtained amendments to our DIP Credit Agreement, providing us longer time periods to accomplish certain Plan-related milestones. Based on the amendments, we are required to:
•	have our Disclosure Statement approved by the Bankruptcy Court by August 15th, 2008;

•	obtain an order confirming the Plan by September 26, 2008; and

•	emerge from bankruptcy prior to October 6, 2008.
     Events of default under the DIP Credit Agreement include the following: (i) the entry of an order dismissing any Debtor’s or Guarantor’s Chapter 11 case or converting any such case to one under Chapter 7, (ii) the entry of an order appointing a Chapter 11 Trustee in any of the Debtor’s or Guarantor’s Chapter 11 cases; (iii) unless the Lenders otherwise agree or the proceeds of a new loan will repay in full in cash the DIP Credit Agreement, the entry of an order granting any other Superpriority Claim or lien equal or superior to that granted to the Administrative Agent for the benefit of the Administrative Agent and the Lenders or to the lenders under the Pre-Petition First Lien Term Loan Facility as adequate protection; (iv) unless all of the Lenders otherwise agree, the entry of an order staying, reversing or vacating the Interim Order or the Final Order; (v) the entry of an order modifying the DIP Credit Agreement, the Interim Order or the Final Order without the Administrative Agent’s prior written consent; (vi) the entry of an order in any of the Chapter 11 cases appointing an examiner having enlarged powers (beyond those set forth under Bankruptcy Code section 1106(a)(3) and (4)); (vii) failure to make any payment of principal when due or to make any payment of interest or fees within three business days of the date when due; (viii) failure to comply with any negative covenants or certain other covenants in the financing documentation, including covenants relating to delivery of the budget, delivery of financial reports, delivery of the borrowing base certificate, access of the Lenders, retention of a CRO and maintenance of bank accounts with the Administrative Agent; (ix) failure to perform or comply with any other term or covenant and such default shall continue unremedied for a period of three (3) days after notice; (x) any representation or warranty shall be incorrect or misleading in any material respect when made; (xi) the business shall materially change or a change in control shall occur; (xii) the entry of an order granting relief from the automatic stay so as to allow a third party to proceed against any material asset or assets; (xiii) the failure to file a Plan of Reorganization and Disclosure Statement by June 25, 2008; (xiv) the failure to obtain an underwritten exit financing commitment by August 4, 2008; (xv) the failure to obtain approval of the Disclosure Statement by the Bankruptcy Court by August 15, 2008; (xvi) the failure to have the Plan of Reorganization confirmed by September 26, 2008; (xvii) the failure to consummate the Plan of Reorganization by October 6, 2008; (xviii) the filing of a Plan of Reorganization which does not provide for the payment in full in cash of the DIP Credit Agreement; (xix) the institution of any judicial proceeding by or on behalf of any Credit Party seeking to challenge the validity of any portion of the DIP Credit Agreement or the applicability or enforceability thereof or which seeks to void, avoid, limit, or otherwise adversely affect any security interest created by or in relation to the DIP Credit Agreement or any payment made pursuant thereto, or the institution or any such proceeding by any other party and the failure of such action to be dismissed with prejudice within 60 days after the institution of such proceeding; and (xx) the Debtors’ exclusive period to file a Chapter 11 plan shall expire or terminate and no proposed Chapter 11 plan shall have been filed by a party without the exclusive right to do so.
     Other than not meeting the minimum cumulative EBITDA, as defined, requirements for June 2008 for which we received a waiver, we believe we are in compliance with all requirements of the DIP Credit Agreement.
     Our DIP facility was structured so that we do not have a significant amount of either liquidity or availability. The fees we have incurred for reorganization items after filing for bankruptcy exceeds the EBITDA, as defined, we generated during the same time period, and our suppliers have required us to pay for a substantial amount of our purchases before we received the goods. This forced us to reduce our sales volume in order to reduce our investment in receivables and inventory. These conditions are expected to continue until we emerge from bankruptcy.
     On June 25, 2008, the Debtors filed a Joint Plan of Reorganization (the “Plan”), a Disclosure Statement and related documents with the Bankruptcy Court. Subsequent to quarter end, these documents were amended and modified to provide additional disclosure based on the objections that were filed with the Court.
     On August 4, 2008, we obtained a fully underwritten commitment for a four-year $175 million secured financing facility (the “Financing Facility”) that is subject to certain terms and conditions including approval by the Bankruptcy Court of the payment of certain fees by August 29, 2008 and consummation of the Company’s Plan of Reorganization and emergence from bankruptcy by October 15, 2008. The Financing Facility will consist of (i) a $125 million revolving credit facility with availability determined by a borrowing base and (ii) a term loan facility of $50 million. The Financing Facility will be secured by a first priority lien and security interest in substantially all of our assets except that such lien and security interest shall be junior in priority to the liens securing the new first lien note to be issued pursuant to our Plan. The Financing Facility will contain customary representations, warranties and covenants for this type of a financing. Under the terms of the Plan, holders of our common stock will receive no consideration.

     One of the requirements of the Financing Facility is that the new note to the first lien holders is less than $125 million. On August 5, 2008, the Bankruptcy Court determined that the value of the first lien collateral is $140 million after conducting valuation hearings. As a result of this decision, we will be required to renegotiate the terms of this financing or agree on an acceptable capital structure where the note is less than $125 million. We are currently discussing various options with our lien holders. There is no assurance we will be able to complete a plan of reorganization.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
     We terminated and repaid our hedging agreements during the first quarter of 2008. For information about our derivative financial instruments at December 31, 2007, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of our Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a—14(c) and 15d—14(c) promulgated under the Securities Exchange Act of 1934, were effective on that date.

(b)	Based on an evaluation of whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is reasonably likely to materially affect, such internal control occurred during the period covered by this Report, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that no such change occurred.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We have filed a patent infringement case against Eastman Chemical Company (“Eastman”) (C.A. No. 07-585 (SLR) (D.De.)), alleging they are infringing two of our patents, and we have moved for a preliminary injunction. In response to our suit, Eastman asserted certain counterclaims which seek rulings that our patents are invalid, not infringed and/or unenforceable. Eastman asserted additional counterclaims, seeking relief for alleged acts of unfair competition by us, alleged Lanham Act violations by us and alleged abuse of the judicial process by virtue of our bringing the action. We plan on diligently prosecuting our case and believe that Eastman’s counterclaims have little or no merit and will defend them vigorously. An oral hearing on our motion for a preliminary injunction was held on June 26, 2008. We are awaiting a decision from the Court.
     Wellman, Inc. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. For additional information, see Item 1. Business – “Proceedings under Chapter 11 of the Bankruptcy Code.”
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
     The following represents total amounts owed under our debt agreements at June 30, 2008:
(In millions)

	Principal at	Interest Owed at
Description	June 30, 2008	June 30, 2008 (c)
First Lien Term Loan that matures on February 10, 2009 and has an annual interest rate of three-month LIBOR plus 4.00% due quarterly	$185.0	$5.5

Second Lien Term Loan that matures on February 10, 2010 and has an annual interest rate of three-month LIBOR plus 6.75% due quarterly (a)	265.0	10.9

Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated as of February 26, 2008, that matures on February 25, 2009 and bears interest at the Debtors’ option of the Prime Rate ply 1.75% per annum or at the Adjusted LIBOR Rate plus 2.75% per annum (b)	138.6	0.1

Other	1.0	—

	$589.6	$16.5

(a)	This amount at June 30, 2008, is before any unamortized portion of the original issue discount. Subsequent to our proceedings under Chapter 11 of the Bankruptcy Code, we ceased amortization of the original issue discount, since the liability is compromised. The unamortized portion of the original issue discount was $1.7 million at February 22, 2008, and June 30, 2008.

(b)	We did not achieve the minimum cumulative EBITDA, as defined, requirement for the month ending June 2008 and obtained a waiver for the period July 16, 2008 through August 15, 2008, from the Administrative Agent, on behalf of the Majority Lenders. This waiver does not modify any monthly cumulative EBITDA, as defined, amounts.

(c)	Interest expense recorded subsequent to February 22, 2008, consists only of interest related to our DIP Credit Agreement. These amounts represent contractual interest owed at June 30, 2008, shown as compromised liabilities.
     We have 11,202,143 shares of perpetual convertible preferred stock. Until June 28, 2008, the liquidation preference associated with the preferred stock increases by 8.5% per year compounded quarterly. The liquidation preference of the preferred stock was $192.2 million at June 30, 2008. Under the terms of the Plan of Reorganization filed on June 25, 2008, the holders of our preferred stock will receive no consideration.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
   (a) Exhibits.

10.1	Credit Agreement, dated as of February 26, 2008, among Wellman, Inc. and the other Borrowers Named Herein, Debtors and Debtors in Possession as Borrowers, with Wellman, Inc. as Funds Administrator, the Lenders Signatory Hereto From Time to Time, as Lenders, and Deutsche Bank Securities, Inc. as Lead Arranger and Book runner, JP Morgan Chase Bank, National Association, as Syndication Agent, General Electric Capital Corporation, LaSalle Business Credit, LLC, Wachovia Capital Finance Corporation (Central) as Co-Documentation Agents (Exhibit 10.1 of the Company’s Form 8-K filed March 4, 2008, incorporated by reference herein)

10.2	First Amendment to the Credit Agreement, dated May 8, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.3	Second Amendment to the Credit Agreement, dated May 14, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.4	Third Amendment to the Credit Agreement, dated May 21, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.5	Fourth Amendment to the Credit Agreement, dated June 5, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.6	Fifth Amendment to the Credit Agreement, dated June 18, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto (Exhibit 99.2 of the Company’s Form 8-K filed June 19, 2008, incorporated by reference herein).

10.7	Sixth Amendment to the Credit Agreement, dated July 16, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.8	Seventh Amendment to the Credit Agreement, dated July 30, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.9	Eighth Amendment to the Credit Agreement, dated August 4, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.10	Security Agreement, dated as of February 26, 2008, between Wellman, Inc. and certain of its subsidiaries and Deutsche Bank Trust Company Americas as collateral agent (Exhibit 10.2 of the Company’s Form 10-K for the year ended December 31, 2007, incorporated by reference herein)

10.11	Grant of Security Interest in U.S. Trademarks and Patents between Wellman, Inc. and Fiber Industries, Inc. as Debtors and Debtors-in-possession and Deutsche Bank Trust Company Americas as collateral agent (Exhibit 10.3 of the Company’s Form 10-K for the year ended December 31, 2007, incorporated by reference herein)

10.12	Grant of Security Interest in U.S. Copyrights between Wellman, Inc. MRF, Inc., and Fiber Industries, Inc. as Debtors and Debtors-in-possession and Deutsche Bank Trust Company Americas as collateral agent (Exhibit 10.4 of the Company’s Form 10-K for the year ended December 31, 2007, incorporated by reference herein)

10.13	Financing Commitment Letter between Wellman, Inc., together with certain subsidiaries of the Company and Ableco Finance, LLC, as Lender (Exhibit 10.1 of the Company’s Form 8-K filed August 8, 2008, incorporated by reference herein)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.
Dated August 11, 2008	By /s/ Keith R. Phillips
Chief Financial Officer and
Vice President (Principal Financial Officer and Principal Accounting Officer)