Form 10-Q
period 2008-09-30
WELLMAN INC
filed 2008-11-17
CIK 812708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant’s telephone number, including area code: (803) 835-2000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2008, there were 32,755,284 shares of the registrant’s Class A common stock, $0.001 par value, outstanding and no shares of Class B common stock outstanding.

WELLMAN, INC.
(Debtor-in-Possession)
INDEX

Page No.

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements (Unaudited, except where noted)

Condensed Consolidated Statements of Operations — For the three and nine months ended September 30, 2008 and 2007	3

Condensed Consolidated Balance Sheets — September 30, 2008 and December 31, 2007 (Audited)	4

Condensed Consolidated Statements of Stockholders ‘ Deficit — For the nine months ended September 30, 2008 and the year ended December 31, 2007 (Audited)	5

Condensed Consolidated Statements of Cash Flows — For the nine months ended September 30, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk	36

ITEM 4 — Controls and Procedures	36

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings	36

ITEM 3 — Defaults Upon Senior Securities	37

ITEM 6 — Exhibits	38

SIGNATURES	41
Ex-10.10 Amendment to the Credit Agreement, dated August 15, 2008
Ex-10.11 Amendment to the Credit Agreement, dated August 28, 2008
Ex-10.12 Amendment to the Credit Agreement, dated September 8, 2008
Ex-10.14 Amendment to the Credit Agreement, dated October 7, 2008
Ex-10.15 Amendment to the Credit Agreement, dated October 20, 2008
Ex-10.16 Amendment to the Credit Agreement, dated October 27, 2008
Ex-10.17 Amendment to the Credit Agreement, dated November 4, 2008
Ex-10.18 Amendment to the Credit Agreement, dated November 12, 2008
Ex-31.1 Certification of the Chief Executive Officer pursuant to Section 302
Ex-31.2 Certification of the Chief Financial Officer pursuant to Section 302
Ex-32.1 Certification of the Chief Executive Officer pursuant to Section 906
Ex-32.2 Certification of the Chief Financial Officer pursuant to Section 906

ITEM 1. FINANCIAL STATEMENTS
WELLMAN, INC.
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net sales	$233.6	$270.8	$754.7	$889.9
Cost of sales	255.1	271.2	765.0	878.5

Gross profit	(21.5)	(0.4)	(10.3)	11.4
Selling, general and administrative expenses	6.6	10.9	22.5	32.5
Restructuring charges	7.4	—	7.4	3.1
Provision for uncollectible accounts	3.9	0.2	4.7	0.5
Other income, net	—	(1.6)	(0.2)	(12.8)

Operating loss	(39.4)	(9.9)	(44.7)	(11.9)
Interest expense, net (contractual interest of $13.3 and $41.7 for the three and nine-month periods ended September 30, 2008)	3.3	16.0	17.4	46.3

Loss from continuing operations before reorganization items and income taxes	(42.7)	(25.9)	(62.1)	(58.2)
Reorganization items, net	7.8	—	22.0	—

Loss from continuing operations before income taxes	(50.5)	(25.9)	(84.1)	(58.2)
Income tax benefit	—	(3.6)	—	(3.6)

Loss from continuing operations	(50.5)	(22.3)	(84.1)	(54.6)
Earnings from discontinued operations, net of income taxes	—	4.3	—	0.9

Net loss	$(50.5)	$(18.0)	$(84.1)	$(53.7)

Net loss attributable to common stockholders:
Net loss	$(50.5)	$(18.0)	$(84.1)	$(53.7)
Accretion	—	(4.0)	(2.3)	(11.5)

Net loss attributable to common stockholders	$(50.5)	$(22.0)	$(86.4)	$(65.2)

Basic and diluted net loss per common share:
Net loss attributable to common stockholders from continuing operations	$(1.56)	$(0.81)	$(2.67)	$(2.05)
Net earnings attributable to common stockholders from discontinued operations	—	0.13	—	0.03

Net loss attributable to common stockholders	$(1.56)	$(0.68)	$(2.67)	$(2.02)

Dividends per common share	$—	$0.02	$—	$0.06

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$2.1	$—
Accounts receivable, less allowance of $7.7 in 2008 and $3.1 in 2007	115.3	129.0
Inventories	45.3	97.0
Prepaid expenses and other current assets	27.1	25.0

Total current assets	189.8	251.0
Property, plant and equipment, at cost:
Land, buildings and improvements	90.4	90.4
Machinery and equipment	339.4	336.7
Construction in progress	4.2	5.4

	434.0	432.5
Less accumulated depreciation	199.4	190.7

Property, plant and equipment, net	234.6	241.8
Other assets, net	11.7	10.4

	$436.1	$503.2

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$1.7	$69.7
Accrued liabilities	24.5	23.3
Debt, current	108.6	554.3

Total current liabilities	134.8	647.3
Deferred income taxes and other liabilities	37.7	41.5

Total liabilities not subject to compromise	172.5	688.8
Liabilities subject to compromise	532.0	—
Stockholders’ deficit:
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,502,143 shares issued and outstanding	74.7	73.8
Series B preferred stock, $0.001 par value; 6,700,000 shares authorized, issued and outstanding	111.1	109.7
Class A common stock, $0.001 par value; 100,000,000 shares authorized, 35,255,284 shares issued in 2008 and 35,372,382 in 2007	—	—
Class B common stock, $0.001 par value, 5,500,000 shares authorized; no shares issued	—	—
Paid-in capital	248.5	248.6
Common stock warrants	4.9	4.9
Accumulated other comprehensive loss	—	(1.4)
Accumulated deficit	(658.1)	(571.7)
Less common stock in treasury at cost: 2,500,000 shares	(49.5)	(49.5)

Total stockholders’ deficit	(268.4)	(185.6)

Total liabilities and stockholders’ deficit	$436.1	$503.2

See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A		Series B		Class A				Accumulated
	Preferred		Preferred		Common			Common	Other
	Stock Issued		Stock Issued		Stock Issued		Paid-In	Stock	Comprehensive	Accumulated	Treasury
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Income/(Loss)	Deficit	Stock	Total
Balance at December 31, 2006	4.5	$67.5	6.7	$100.4	35.2	$—	$248.3	$4.9	$28.4	$(192.9)	$(49.5)	$207.1
Net loss										(361.3)		(361.3)
Currency translation adjustments									(27.3)			(27.3)
Fair value of derivatives									(2.5)			(2.5)

Total comprehensive loss												(391.1)
Cash dividends ($0.06 per share)										(1.9)		(1.9)
Accretion		6.3		9.3						(15.6)		—
Issuance of restricted stock, net					0.2	—	0.3					0.3

Balance at December 31, 2007	4.5	73.8	6.7	109.7	35.4	—	248.6	4.9	(1.4)	(571.7)	(49.5)	(185.6)
Net loss										(84.1)		(84.1)
Fair value of derivatives									1.4			1.4

Total comprehensive loss												(82.7)
Accretion		0.9		1.4						(2.3)		—
Tax effect of options cancelled							(0.1)					(0.1)
Forfeit of restricted stock					(0.1)	—	(0.7)					(0.7)
Tax effect of restrictions lapsing on restricted stock							(0.5)					(0.5)
Amortization of deferred compensation							1.2					1.2

Balance at September 30, 2008 (unaudited)	4.5	$74.7	6.7	$111.1	35.3	$—	$248.5	$4.9	$—	$(658.1)	$(49.5)	$(268.4)

     See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
(In millions)

	2008	2007
Cash flows from operating activities:
Net loss	$(84.1)	$(53.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Earnings from discontinued operations, net of tax	—	(0.9)
Depreciation	9.9	32.3
Amortization	0.6	1.0
Amortization in interest expense, net	3.5	3.2
Amortization of acquisition costs of long-term raw material contract	11.8	11.8
Gain on sale of assets	(0.2)	—
Deferred income taxes and other	—	(3.2)
Johnsonville fibers disposal costs, net	—	(4.1)
Reorganization items	22.0	—
Payments of reorganization items	(18.2)	—
Changes in assets and liabilities	60.5	0.7

Net cash provided by (used in) operating activities	5.8	(12.9)

Cash flows from investing activities:
Additions to property, plant and equipment	(2.8)	(8.4)
Proceeds from sale of assets	0.3	—

Net cash used in investing activities	(2.5)	(8.4)

Cash flows from financing activities:
Proceeds from DIP Credit Agreement, net	108.7	—
(Repayments) borrowings under pre-petition debt, net	(105.2)	1.9
Dividends paid on common stock		(1.9)
Debt issuance costs related to the DIP Credit Agreement	(4.7)	—

Net cash used in financing activities	(1.2)	—

Discontinued Operations:
Operating activities	—	(8.1)
Investing activities	—	33.4
Financing activities	—	(1.7)

Net cash provided by discontinued operations	—	23.6

Increase in cash and cash equivalents	2.1	2.3
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$2.1	$2.3

Supplemental cash flow data:
Cash paid during the period for:
Interest, net	$19.5	$43.8
Income taxes	$0.6	$0.6
See Notes to Condensed Consolidated Financial Statements.

WELLMAN, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data)

1.	BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     Our Condensed Consolidated Financial Statements have been prepared in accordance with Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” SOP 90-7 does not ordinarily affect or change the application of GAAP; however, it does require us to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, consisting primarily of professional fees for the period ended September 30, 2008, resulting from the reorganization of the businesses are reported separately in our Condensed Consolidated Statements of Operations as reorganization items. In addition, we have reported only the interest expense related to our DIP Credit Agreement and disclosed the contractual interest expense. We have separately disclosed in our Condensed Consolidated Balance Sheet at September 30, 2008 those pre-petition liabilities subject to compromise. All reorganization items are disclosed as separate line items in our Condensed Consolidated Statements of Cash Flows.
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
     We are principally engaged in the manufacturing and marketing of high-quality PermaClear® polyethylene terephthalate (“PET”) packaging resin. The principal markets for our PET resin are North American manufacturers of various types of plastic containers. We announced on September 16, 2008, when we filed an amended plan of reorganization with the Bankruptcy Court, that we intend to exit the polyester staple fiber and engineering resins businesses. For additional information, see Note 3.

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
     On October 10, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective immediately, including prior periods for which financial statements have not been issued. We adopted FSP 157-3 effective with the financial statements for the period ended September 30, 2008. The adoption of FSP 157-3 had no impact on our consolidated results of operations, financial position, or cash flows.
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
     In April 2008, the FASB issued FASB Staff Position 90-7-1, “An Amendment of AICPA Statement of Position 90-7,” (FSP 90-7-1). FSP 90-7-1, which is effective immediately, amends SOP 90-7, paragraph .38 to nullify the requirement regarding changes in accounting principles. Previously under paragraph .38 of SOP 90-7, changes in accounting principles what will be required in the financial statements of the emerging entity within the 12 months following the adoption of fresh-start accounting were required to be adopted at the time fresh-start reporting is adopted. As a result of the amendment, an entity emerging from bankruptcy that applies fresh-start reporting should follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.
     In April 2008, the FASB issued FASB Staff Position No. 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and is applied prospectively to intangible assets acquired after the effective date. We do not expect the adoption of FSP 142-3 to have a material impact on our financial position, results of operations or cash flows.

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
     We have recognized certain charges related to allowed claims or expected allowed claims in the Condensed Consolidated Financial Statements as of and for the period ended September 30, 2008. The U.S. Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or when better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our Condensed Consolidated Financial Statements as appropriate. Any such adjustments could be material to our financial position and results of operations in any given period.
     The amounts of liabilities subject to compromise at September 30, 2008 consisted of the following:

(In millions)
Accounts payable — trade	$78.2
First Lien Term Loan	185.0
Second Lien Term Loan	263.3
Accrued interest on First and Second Lien Term Loans	2.5
Other	3.0

Total liabilities subject to compromise	$532.0

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

     The DIP Credit Agreement contains certain financial covenants and other covenants. The DIP Credit Agreement initially required us to meet certain cumulative targets for EBITDA, as defined. The most recent amendment to the DIP agreement requires us to achieve monthly EBITDA targets for the operations of our PET resins business (specifically excluding certain items).
     Since our principal credit agreements since 2004 have contained material covenants based on EBITDA, as defined, we have provided information relating to the non-GAAP measure EBITDA, as defined. We believe it is also an important measurement tool for (1) financial institutions that have provided us with capital and may provide us with exit financing; (2) our current first and second lien holders and prospective investors; and (3) our Board and management. In each instance, we used EBITDA, as defined, because it excludes items that are not expected to impact the long-term cash flow of the business and are not an indication of our ongoing operating performance. In addition, EBITDA, as defined, is a measure frequently used to value an enterprise and to enable investors to analyze the efficiency of our operations and to compare and/or rank us with other companies with differing capital structures. Our Board of Directors, CEO (our chief operating decision maker), and senior management use EBITDA, as defined, to evaluate our operating performance and determine a portion of the incentive compensation for employees throughout the organization. For periods prior to our bankruptcy filing EBITDA, as defined, was calculated in accordance with the credit agreements in effect at that time and after our bankruptcy filing EBITDA, as defined was calculated in accordance with out DIP Credit Agreement before an amendment in September 2008 which modified the term to PET Resins EBITDA. EBITDA, as defined, for the period after we filed for bankruptcy, but before an amendment in September 2008 which modified the term to PET Resins EBITDA is calculated by adding Earnings (Loss) from Continuing Operations, Income Tax Expense (Benefit), Interest Expense, Net, non-cash charges and non-recurring fees, cash charges, and other cash expenses made or incurred in connection with entering into the DIP Credit Agreement.
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
     In addition, we are subject to maximum capital expenditures tested on the last day of each month with carry-forwards of unused amounts. Under the DIP Credit Agreement, our future capital expenditures will be limited to a maximum of $1.0 million in any month, with a provision for carryover of 50% of any unused amounts. The amount of cash that we can spend before December 1, 2008 related to the closure of our fibers and engineering resins businesses is limited to $14 million. In addition, we cannot, without the prior express written consent of the Administrative Agent, in its sole discretion in each instance, permit cash expenditures during any four week cash budget period to exceed (i) for raw material purchases in the cash budget for such period, 105% of the budgeted amount thereof, and (ii) 110% of the total cash expenditures set forth in the cash budget for such period. There are financial reporting requirements detailed in the covenants, requiring daily, weekly and monthly reporting. Other covenants include, but are not limited to, the ability of the Administrative Agent to access the collateral and to perform field examinations and appraisals, in each case, at any time; limitations on other indebtedness, liens, investments, guarantees; no payment of pre-petition indebtedness other than the existing Revolving Facility at December 31, 2007, or as approved by the Bankruptcy Court; restricted junior payments (including common and preferred dividends and redemptions and payments on subordinated debt); mergers and acquisitions; sales of assets; the issuance and sale of capital stock of subsidiaries; leases; transactions with affiliates; and conduct of business, in each case subject to carve-outs. As required by the terms of the DIP Credit Agreement, we have engaged a Chief Restructuring Officer

(“CRO”). The CRO shall have duties and powers customary for a chief restructuring officer in a Chapter 11 case of this type.
     Events of default under the DIP Credit Agreement include the following: (i) the entry of an order dismissing any Debtor’s or Guarantor’s Chapter 11 case or converting any such case to one under Chapter 7, (ii) the entry of an order appointing a Chapter 11 Trustee in any of the Debtor’s or Guarantor’s Chapter 11 Cases; (iii) unless the Lenders otherwise agree or the DIP loan balance is repaid, the entry of an order granting any other Superpriority Claim or lien equal or superior to that granted to the DIP Credit Agreement and the Pre-Petition First Lien Term Loan Facility as adequate protection; (iv) unless all of the Lenders otherwise agree, the entry of an order staying, reversing or vacating the Interim Order or the Final Order; (v) the entry of an order modifying the DIP Credit Agreement, the Interim Order or the Final Order without the Administrative Agent’s prior written consent; (vi) the entry of an order in any of the Chapter 11 Cases appointing an examiner having enlarged powers (beyond those set forth under Bankruptcy Code section 1106(a)(3) and (4)); (vii) failure to make any payment of principal when due or to make any payment of interest or fees within three business days of the date when due; (viii) failure to comply with any negative covenants or certain other covenants in the financing documentation, including covenants relating to delivery of the budget, delivery of financial reports, delivery of the borrowing base certificate, access of the Lenders, retention of a CRO and maintenance of bank accounts with the Administrative Agent; (ix) failure to perform or comply with any other term or covenant and such default shall continue unremedied for a period of three (3) days after notice; (x) any representation or warranty shall be incorrect or misleading in any material respect when made; (xi) the business shall materially change or a change in control shall occur; (xii) the entry of an order granting relief from the automatic stay so as to allow a third party to proceed against any material asset or assets of any of the Borrowers; (xiii) the filing of a plan of reorganization which does not provide for the payment in full in cash of the DIP Credit Agreement; (xiv) the institution of any judicial proceeding by or on behalf of any Credit Party seeking to challenge the validity of any portion of the DIP Credit Agreement or the applicability or enforceability thereof or which seeks to void, avoid, limit, or otherwise adversely affect any security interest created by or in relation to the DIP Credit Agreement or any payment made pursuant thereto, or the institution or any such proceeding by any other party and the failure of such action to be dismissed with prejudice within 60 days after the institution of such proceeding; and (xv) the Debtors’ exclusive period to file a Chapter 11 plan shall expire or terminate and no proposed Chapter 11 plan shall have been filed by a party without the exclusive right to do so.
     Subsequent to quarter end we obtained amendments to our DIP Credit Agreement, which reduces the commitment of the DIP lenders to $80 million on November 17, 2008 and provides us longer time periods to accomplish certain milestones related to our plan of reorganization. Based on the amendments, we are required to:
•	Provide an acceptable executed backstop agreement to a rights offering which provides $90 million in proceeds to the Debtors as part a Plan of Reorganization by November 25, 2008;

•	Have the Plan of Reorganization confirmed by December 16, 2008; and

•	Consummate the Plan of Reorganization by December 31, 2008.
     We are in compliance with all the terms of our DIP agreement, as amended.
     On October 22, 2008, we announced that we have completed the sale of the remaining assets of our recycled-based segment, located in Johnsonville, S.C. For additional information on the sale of the assets, see Note 13.
     On November 10, 2008 we filed our third amended Plan of Reorganization and Disclosure Statement, and the Disclosure Statement was approved by the Bankruptcy Court on November 12, 2008. The plan of reorganization is expected to allow us to emerge from bankruptcy by the end of the year with a stronger balance sheet, focused on our North American PET resins business. As part of the plan of reorganization, we will exit our polyester staple fiber and engineering resins businesses and consolidate our PET resin production at our Pearl River facility in Hancock

County, Mississippi. The plan of reorganization also includes closing our Palmetto Plant in Darlington, S.C. and our corporate headquarters in Fort Mill, S.C.
     Under the terms of the amended Plan of Reorganization, holders of our common and preferred stock will receive no consideration.

4.	INVENTORIES
     Inventories related to continuing operations consisted of the following:

	September 30,	December 31,
(In millions)	2008	2007
Raw materials	$13.5	$29.7
Finished and semi-finished goods	28.2	63.0
Supplies	3.6	4.3

	$45.3	$97.0

5.	RESTRUCTURINGS
2008 Reorganization
     On September 16, 2008, we announced that we filed an amended plan of reorganization with the Bankruptcy Court to allow us to emerge from bankruptcy by the end of the year with a stronger balance sheet, ample liquidity, and an efficient operation focused on the North American PET resins business. As part of this plan of reorganization, we will be exiting the polyester staple fiber and engineering resins businesses and consolidating our PET resin production into our Pearl River facility in Hancock County, Mississippi. Based on this plan of reorganization, we recorded a charge for WARN Act costs and severance of $7.4 million in the third quarter of 2008 related to our chemical-based segment, which was reflected in our operating loss in our Condensed Consolidated Statement of Operations. This charge represented the payments during the period after the WARN Act was issued and severance costs associated with closing our Palmetto facility in Darlington, S.C. and our corporate headquarters in Fort Mill, S.C. We paid $1.8 million of these costs by September 30, 2008, leaving a remaining accrual of $5.6 million. The remaining accrual is expected to be paid out by March 31, 2009.
     Due to our liquidity constraints and to remain in compliance with the terms of our DIP agreement, we changed our severance policy for salaried employees in September 2008. Our policies did not provide for severance to hourly employees; however, we agreed to provide one week of severance for hourly employees. Approximately 50 employees wrote to the bankruptcy court protesting our decisions with respect to severance and the bankruptcy court determined it was appropriate to provide a procedure for these employees to file claims. We believe our actions were appropriate and do not expect the aggregate severance amounts we have accrued to change as a result of these actions.
Research & Development Realignment
     During the fourth quarter of 2007, we adopted a plan to realign our research and development efforts. In an effort to identify and implement lower cost manufacturing processes and strategies and improve overall efficiency and cost, we recorded a total charge of $2.6 million related to our chemical-based segment. These costs were reflected in our operating loss in our Condensed Consolidated Statement of Operations. Severance

and contract termination costs represented $0.4 million of the charge, and the remainder of the $2.2 million represented the write-down of assets no longer used in operations. The following represents changes in the restructuring accrual since the plan was adopted:

Severance
(In millions)	Accrual
Accruals recorded in fourth quarter of 2007	$0.4
Payments during 2007	(0.1)

Accrual balance at December 31, 2007	0.3
Payments during the first quarter of 2008	(0.2)

Accrual balance at March 31, June 30, and September 30, 2008	$0.1

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

Severance
(In millions)	Accrual
Accruals recorded during the first quarter 2007	$2.9
Payments in first quarter 2007	(1.5)

Accrual balance at March 31, 2007	1.4
Payments in second quarter 2007	(1.2)

Accrual balance at June 30, 2007	0.2
Payments in third quarter 2007	(0.1)

Accrual balance at September 30, 2007	0.1
Adjustments to accrual during remainder of 2007	(0.1)

Accrual balance at December 31, 2007	$—

6.	DISCONTINUED OPERATIONS
     On July 26, 2007, we disposed of our European recycled-based fibers business (“WIL”). These assets, which were previously included in our recycled-based segment, met the criteria for, and were classified as “held for sale’ in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” We received net proceeds of approximately $38 million for the sale of WIL to an affiliate of AURELIUS AG. We recognized a $2.6 million net gain on the sale, which was included in discontinued operations in our Condensed Consolidated Statements of Operations in the third quarter of 2007.
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
     During the third quarter of 2007, we provided tax expense for the earnings of our foreign subsidiaries, which is offset by the recognition of a tax benefit for federal net operating losses. Foreign earnings were previously considered to be permanently reinvested outside the United States.

	For the Three Months
	Ended September 30,
	2007
		European
(In millions)	WIL	PET Resins

Net sales	$7.3	$—

Loss from discontinued operations before income taxes	$(0.4)	$—
Income tax expense	—	—

Loss from discontinued operations, net	(0.4)	—

Gain on disposal of business	3.1	2.1
Income tax expense	0.5	—

Gain on disposal of business, net	2.6	2.1

Earnings from discontinued operations, net	$2.2	$2.1

	For the Nine Months Ended
	September 30, 2007
		European
(In millions)	WIL	PET Resins

Net sales	$76.4	$33.0

Earnings (loss) from discontinued operations before income tax expense	$1.0	$(0.9)
Income tax expense	0.3	—

Earnings (loss) from discontinued operations, net	0.7	(0.9)

Gain (loss) on disposal of business	3.1	(1.5)
Income tax expense	0.5	—

Gain (loss) on disposal of business, net	2.6	(1.5)

Earnings (loss) from discontinued operations, net	$3.3	$(2.4)

7.	OTHER INCOME, NET
     Other income, net consisted of the following pretax amounts for the periods indicated:

	Three months ended		Nine months
	September 30,		ended September 30,
(in millions)	2008	2007	2008	2007
Hurricane Katrina (proceeds) costs, net	$—	$—	$0.1	$(5.9)
Johnsonville fibers closure costs, net	—	(1.0)	—	(3.1)
Legal and settlement costs	—	—	—	(1.9)
Gain on sale of assets	—	—	(0.2)	(1.4)
Proceeds relating to anti-dumping activities, net	—	(0.1)	(0.1)	—
Other	—	(0.5)	—	(0.5)

	$—	$(1.6)	$(0.2)	$(12.8)

     In 2005, we incurred total costs of $32.1 million related to damages caused by hurricane Katrina. This included actual damages and a substantial amount of lost profits. We received $23.4 million of insurance proceeds attributable to hurricane Katrina, including $0.7 million received in the first quarter of 2008. These proceeds, which are included in net cash used in operating activities in our Consolidated Statements of Cash Flows, were used to pay down debt.
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
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Numerator for basic and diluted net loss attributable to common stockholders per common share:
Loss from continuing operations	$(50.5)	$(22.3)	$(84.1)	$(54.6)
Accretion (a)	—	(4.0)	(2.3)	(11.5)

Net loss attributable to common stockholders from continuing Operations	(50.5)	(26.3)	(86.4)	(66.1)
Net loss attributable to common stockholders from discontinued Operations	—	4.3	—	0.9

Net loss attributable to common stockholders	$(50.5)	$(22.0)	$(86.4)	$(65.2)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Denominator:
Denominator for basic net loss attributable to common stockholders per common share — weighted-average shares	32.4	32.3	32.4	32.3
Effect of dilutive securities:
Employee stock options, warrants, and restricted stock	—	—	—	—
Preferred stock — if converted (b)	—	—	—	—

Denominator for diluted net loss attributable to common stockholders per common share — adjusted weighted-average shares	32.4	32.3	32.4	32.3

(a)	Accretion is recorded based on the fair market value of the increase in the liquidation preference of the preferred stock. Subsequent to our filing voluntary petitions in the United States Bankruptcy Court on February 22, 2008, no accretion has been recorded. The liquidation preference of the preferred stock was $197.0 million at September 30, 2008. For additional information regarding the bankruptcy, see Note 3.

(b)	These shares were not included in the EPS calculation, since their effect would have been anti-dilutive, but may be included under the if-converted method in future calculations.

9.	DEFINED BENEFIT PLANS
     The components of our net periodic pension cost are as follows for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Service cost	$—	$—	$0.1	$—
Interest cost	0.9	0.9	2.7	2.7
Expected return on assets	(1.0)	(0.9)	(2.9)	(2.7)

Total net periodic pension cost	$(0.1)	$0.0	$(0.1)	$—

Employer contributions
     Contributions to our defined benefit plans in 2008 are expected to be $2.0 million. As of September 30, 2008, $1.7 million has been contributed.
     As a result of the recent declines in the financial markets, the value of the assets of our defined benefit plans has declined. If these values remain at current levels on December 31, 2008 we may be required to increase the contributions to our defined benefit plans in future years, and the amount could be material.

10.	COMMITMENTS AND CONTINGENCIES
     We have commitments and contingent liabilities, including legal proceedings, environmental liabilities, and various operating lease commitments.

     Our operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Our policy is to expense environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, we currently estimate our future non-capital expenditures related to environmental matters to range between approximately $3.0 million and $8.2 million on an undiscounted basis. In connection with these expenditures, we have accrued undiscounted liabilities of approximately $6.1 million and $5.4 million at September 30, 2008 and December 31, 2007, respectively, which are reflected as other noncurrent liabilities in our Condensed Consolidated Balance Sheets. These accruals represent our best estimate of probable non-capital environmental expenditures. These non-capital expenditures are expected to be incurred over the next 6 to 30 years. We do not expect to incur any significant future capital expenditures related to environmental matters.
     Approximately $1.8 million of the accrued undiscounted liabilities at September 30, 2008 and December 31, 2007 represent liabilities associated with our Johnsonville facility. In connection with the sale of those assets in October 2008, the buyer has agreed to perform future remediation efforts with respect to these liabilities.
     The final resolution of these contingencies could result in expenses different than current accruals, and, therefore, could have an impact on our consolidated financial results in a future reporting period. However, we believe the ultimate outcome will not have a significant effect on our consolidated results of operations and financial position.
     The following represents changes in accrued undiscounted liabilities for environmental remediation costs:

	Nine Months ended
	September 30,
(In millions)	2008	2007

Balance at beginning of period	$5.4	$5.1
Changes in remediation costs	0.8	0.9
Expenditures	(0.1)	(0.4)

Balance at end of period	$6.1	$5.6

     There are no environmental matters from which a material loss is reasonably possible in addition to amounts currently accrued.
     We have entered into multiple raw material purchase agreements in the ordinary course of business, which may require a notice period for cancellation.
     We have filed a patent infringement case against Eastman Chemical Company (“Eastman”) (C.A. No. 07-585 (SLR) (D. Del.)), alleging it is infringing two of our patents. We moved for a preliminary injunction on January 2, 2008. In response to our suit, Eastman asserted certain counterclaims which seek rulings that our patents are invalid, not infringed and/or unenforceable. Eastman asserted additional counterclaims, seeking relief for alleged acts of unfair competition by us, alleged Lanham Act violations by us and alleged abuse of the judicial process by virtue of our bringing the action. We plan on diligently prosecuting our case and believe that Eastman’s counterclaims have little or no merit and will defend them vigorously. An oral hearing on our motion for a preliminary injunction was held on June 26, 2008. The Court denied our motion for preliminary injunction on October 3, 2008. We will continue to diligently prosecute our case through trial, which is presently scheduled for early 2010.
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
     Historically, accumulated other comprehensive income (loss) was comprised of foreign currency translation and the effective portion of the gain (loss) for derivatives designated and accounted for as cash flow hedges. Since we sold our foreign operations during 2007, we no longer record foreign currency translation. For additional information on the sale of the foreign operations, see Note 6. During the first quarter of 2008, we terminated all of our hedging agreements. Therefore, our accumulated other comprehensive income (loss) was $0 at September 30, 2008. Comprehensive loss was $(50.5) million and $(47.9) million for the three months ended September 30, 2008 and 2007, respectively, and $(82.7) million for the nine months ended September 30, 2008 and 2007, respectively.

12.	SEGMENT INFORMATION
     Our operations are grouped into two reportable operating segments: a chemical-based segment and a recycled-based segment.
     Our chemical-based segment manufactures and markets:
•	PermaClear®, PermaClear HP®, and Thermaclear Ti® solid-stated PET resin from chemical-based raw materials for use in the manufacturing of plastic beverage bottles and other food packaging and Fortrel® chemical-based polyester staple fiber for use in home furnishing, non-woven, apparel, and industrial products.
     Our recycled-based segment manufactures and markets:
•	Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin for use in the injection molding industry.
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

     During 2007, we sold our European recycled-based fibers business (“WIL”), previously included in our recycled-based segment, to an affiliate of AURELIUS AG. In the fourth quarter of 2006, we made a decision to dispose of our European PET resins business, which was previously included in our chemical-based segment. These assets, which were classified as “held for sale” in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” were sold on May 31, 2007. The results of operations for these subsidiaries have been reclassified to discontinued operations in all periods. For additional information on discontinued operations, see Note 6.

	Chemical-Based	Recycled-Based
(In millions)	Segment	Segment	Total
Three months ended September 30, 2008
Revenues	$222.7	$10.9	$233.6
Segment loss	(12.5)	(0.9)	(13.4)
Depreciation and amortization from continuing Operations	7.1	0.1	7.2
Assets	390.2	13.0	403.2
Three months ended September 30, 2007
Revenues	$256.8	$14.0	$270.8
Segment profit (loss)	2.9	(0.9)	2.0
Depreciation and amortization from continuing Operations	12.7	0.6	13.3
Assets	726.4	42.8	769.2
Nine months ended September 30, 2008
Revenues	$718.0	$36.7	$754.7
Segment profit (loss)	1.9	(1.5)	0.4
Depreciation and amortization from continuing Operations	21.9	0.4	22.3
Nine months ended September 30, 2007
Revenues	$836.6	$53.3	$889.9
Segment profit (loss)	24.4	(3.4)	21.0
Depreciation and amortization from continuing Operations	43.5	1.6	45.1
     Following are reconciliations to corresponding totals in the accompanying Condensed Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Segment Profit (Loss)
Total for reportable segments	$(13.4)	$2.0	$0.4	$21.0
Interest expense, net	(3.3)	(16.0)	(17.4)	(46.3)
Depreciation and amortization	(7.2)	(13.3)	(22.3)	(45.1)
Permitted Adjustments (1)	(26.6)	1.4	(44.8)	12.2

Loss from continuing operations before income tax Benefit	$(50.5)	$(25.9)	$(84.1)	$(58.2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Assets
Total for reportable segments	$403.2	$769.2
Corporate assets (2)	32.9	65.8

	$436.1	$835.0

(1)	Permitted Adjustments are adjustments specified in our debt agreements, which are used in the calculation of EBITDA, as defined, that is used to report our segment profit (loss). Permitted adjustments included the following for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Permitted Adjustments:
Reorganization items	$(7.8)	$—	$(22.0)	$—
Johnsonville fibers disposal costs, net	—	1.0	—	3.1
Hurricane Katrina proceeds (costs), net (See Note 7)	—	—	—	5.9
Legal and settlement costs (See Note 7)	—	—	—	1.9
Gain on sale of assets (See Note 7)	—	—	(0.2)	1.4
Non-cash inventory reserves	(14.9)	—	(17.3)	—
Provision for uncollectible accounts	(3.9)	(0.2)	(4.7)	(0.5)
Other	—	0.6	(0.6)	0.4

Total Permitted Adjustments	$(26.6)	$1.4	$(44.8)	$12.2

(2)	Corporate assets include cash, certain prepaid expenses, construction in progress, and certain other assets not allocated to the segments.

13.	SUBSEQUENT EVENT
     On October 22, 2008, we announced the completion of the sale of our remaining assets related to our recycled-based segment. These assets, located at our Johnsonville, South Carolina facility, were sold for net proceeds of approximately $15.3 million. For information concerning the sales, segment profit (loss), and assets related to the recycled-based segment, see Note 12.
     On November 10, 2008 we filed our third amended Plan of Reorganization and Disclosure Statement, and the Disclosure Statement was approved by the Bankruptcy Court on November 12, 2008. For additional information on the plan or reorganization, see Note 3.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as “believes,” “expects,” “anticipates,” and similar expressions are intended to identify forward-looking statements. These statements are made as of the date of this report based upon current expectations, and we undertake no obligation to update this information. These forward-looking statements involve certain risks and uncertainties, including, but not limited to: our substantial liquidity needs and liquidity pressure; our indebtedness and its impact on our financial health and operations; risks associated with our indebtedness containing floating interest rate provisions and its effect on our financial health if rates rise significantly; liquidity issue associated with increased funding related to our defined benefit plans; our ability to obtain additional financing in the future; risks associated with claims not discharged in the Chapter 11 Cases and their effect on our results of operations and profitability; risks associated with the transfers of our equity, or issuances of equity in connection with our reorganization and our ability to utilize our federal income tax net operating loss carry-forwards in the future; our dependence on and change in our management and employees; the adverse effect of competition on our performance; reduced raw material margins; availability and cost of raw materials; reduced sales volumes; increase in costs; prices and volumes of PET resin imports; the financial condition of our customers; change in tax risks; environmental risks; natural disasters; regulatory changes; U.S., European, Asian and global economic conditions; work stoppages; levels of production capacity and profitable operations of assets; prices of competing products; acts of terrorism; and maintaining the operations of our existing production facility. Actual results may differ materially from those expressed herein. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of our common stock.
     For a more complete description of the prominent risks and uncertainties inherent in our business described above, see our Form 10-K for the year ended December 31, 2007.
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
     Subsequent to quarter end, we obtained amendments to our DIP Credit Agreement, providing us longer time periods to accomplish certain milestones related to our plan of reorganization. Based on the amendments, we are required to:
•	Provide an acceptable executed backstop agreement to a rights offering which provides $90 million in proceeds to the Debtors as part a Plan of Reorganization by November 25, 2008;

•	Have the Plan of Reorganization confirmed by December 16, 2008; and

•	Consummate the Plan of Reorganization by December 31, 2008.
     On October 22, 2008, we announced that we have completed the sale of the remaining assets of our recycled-based segment, located in Johnsonville, S.C.
     On November 10, 2008, we filed our third amended Plan of Reorganization and Disclosure Statement, and the Disclosure Statement was approved by the Bankruptcy Court on November 12, 2008. The plan of reorganization is expected to allow us to emerge from bankruptcy by the end of the year with a stronger balance sheet, focused on our North American PET resins business. As part of the plan of reorganization, we will exit our polyester staple fiber and engineering resins businesses and consolidate our PET resin production at our Pearl River facility in Hancock County, Mississippi. The plan of reorganization also includes closing our Palmetto Plant in Darlington, S.C. and our corporate headquarters in Fort Mill, S.C. A copy of the plan of reorganization may be accessed at the following Internet website: http://www.kccllc.net/Wellman.
     Under the terms of the amended Plan of Reorganization, holders of our common and preferred stock will receive no consideration.
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

     Our recycled-based segment is principally engaged in the manufacturing and marketing of Wellamid® and Wellamid Ecolon® recycled-based nylon engineering resin for use in the injection molding industry. This segment has stated annual operating capacity to manufacture approximately 70 million pounds of compounded resin at our Johnsonville, S.C. facility. On October 22, 2008, we announced that we have completed the sale of the remaining assets of our recycled-based segment, located in Johnsonville, S.C. For additional information on the sale, see Note 13 to the Condensed Consolidated Financial Statements.
     After the closing of our Palmetto Plant in Darlington, S.C. and the sale of our Johnsonville facility in Johnsonville, S.C., we will be a PET resins producer with stated annual production capacity of approximately 960 million pounds.
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
     On October 10, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective immediately, including prior periods for which financial statements have not been issued. We adopted FSP 157-3 effective with the financial statements for the period ended September 30, 2008. The adoption of FSP 157-3 had no impact on our consolidated results of operations, financial position, or cash flows.
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
     In April 2008, the FASB issued FASB Staff Position 90-7-1, “An Amendment of AICPA Statement of Position 90-7,” (FSP 90-7-1). FSP 90-7-1, which is effective immediately, amends SOP 90-7, paragraph .38 to nullify the requirement regarding changes in accounting principles. Previously under paragraph .38 of SOP 90-7, changes in accounting principles what will be required in the financial statements of the emerging entity within the 12 months following the adoption of fresh-start accounting were required to be adopted at the time fresh-start reporting is adopted. As a result of the amendment, an entity emerging from bankruptcy that applies fresh-start reporting should follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.

     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” In order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and is applied prospectively to intangible assets acquired after the effective date. We do not expect the adoption of FSP 142-3 to have a material impact on our financial position, results of operations or cash flows.
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007
     The following table summarizes reasons for the changes in third quarter 2008 from third quarter 2007 for net sales, cost of sales, and gross profit.

(In millions)	Chemical-Based	Recycled-Based	Total
Net Sales
Sales volumes	$(71.7)	$(4.1)	$(75.8)
Net selling prices	37.7	0.9	38.6

Decrease in net sales	(34.0)	(3.2)	(37.2)

Cost of Sales
Volume effect	$(69.0)	$(3.2)	$(72.2)
Raw material unit costs	42.3	8.4	50.7
Plant-added unit costs	5.2	0.2	5.4

Increase (decrease) in cost of sales	(21.5)	5.4	(16.1)

Decrease in gross profit	$(12.5)	$(8.6)	$(21.1)

     Total net sales decreased by $37.2 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The sales volume in our chemical-based segment was lower in the third quarter of 2008 primarily because of uncertainty related to our future after our bankruptcy filing, liquidity constraints imposed by our DIP financing which forced us to reduce our sales volume to lower our investment in receivables and inventory, and weaker demand. The decrease in sales volumes in the chemical-based segment was partially offset by an increase in net selling prices. The decrease in volumes in the recycled-based segment was also due to a decline in the automotive industry, which affects demand for our nylon engineering resins.
     Total cost of sales decreased by $16.1 million in the 2008 period compared to the 2007 period. Cost of sales in our chemical-based segment decreased due to the lower volumes, partially offset by higher raw material unit costs and plant-added unit costs, and weak demand. The higher raw material unit costs were due to higher purchase prices for chemical-based raw materials in the third quarter of 2008. Cost of sales in our recycled-based segment increased due primarily to a $6.8 million increase in a lower-of-cost or market reserve in the third quarter of 2008, based on a letter of intent to sell the remaining assets of the segment. We signed a letter of intent to sell all of the remaining assets of our Johnsonville facility in the third quarter of 2008.

     As a result, our gross profit decreased by $21.1 million to a loss of $21.5 million in the 2008 period, compared to a loss of $0.4 million in the 2007 period.
     Selling, general and administrative expenses decreased $4.3 million to $6.6 million, or 2.8% of net sales, in the 2008 period compared to $10.9 million, or 4.0% of net sales, in the 2007 period, primarily as a result of lower sales volumes and cost reduction efforts.
     We incurred restructuring charges of $7.4 million for the three months ended September 30, 2008. This charge is related to the WARN Act and severance costs associated with closing our Palmetto facility in Darlington, S.C. and our corporate headquarters in Fort Mill, S.C. For additional information on our restructurings, see Note 5 to the Condensed Consolidated Financial Statements.
     We increased our provision for uncollectible accounts by $3.9 million in the third quarter of 2008, compared to $0.2 million in the third quarter of 2007. The increase is due an increase in the provision for our recycled-based receivables, based on a letter of intent signed during the third quarter of 2008 to sell those assets.
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	Three Months Ended
	September 30,
(In millions)	2008	2007
Johnsonville fibers closure costs	—	(1.0)
Proceeds relating to anti-dumping activities, net	—	(0.1)
Other	—	(0.5)

	$—	$(1.6)

     The income in the three months ended September 30, 2007 is due primarily to $1.0 million of income from the reduction of accruals associated with our Johnsonville fibers closure, resulting primarily from our ability to sell some of the equipment and remaining inventory at prices greater than originally expected
     As a result of the foregoing, we reported an operating loss of $39.4 million in the 2008 period compared to an operating loss of $9.9 million in the 2007 period.
     Interest expense, net was $3.3 million in the 2008 period compared to $16.0 million in the 2007 period. Since we believe our first and second lien term loans are undersecured, we have recorded interest expense only for the DIP Credit Agreement subsequent to our proceedings under Chapter 11 of the Bankruptcy Code. Contractual interest for all of our outstanding debt was $13.3 million for the three months ended September 30, 2008, compared to $16.0 million for the three months ended September 30, 2007. The lower interest expense in the 2008 period is due primarily to lower interest rates.
     In connection with our proceedings under Chapter 11 of the Bankruptcy Code, we incurred $7.8 million of reorganization items, consisting of legal and professional fees, in the 2008 period.
     We did not report a tax benefit in the 2008 or 2007 periods due to our inability to provide a tax benefit for federal net operating losses originating after 2006. For the three months ending September 30, 2007, our effective tax rate, excluding discrete tax items, on the loss from continuing operations was 2.0%. The discrete tax item benefit in the 2007 period resulted from the settlement of uncertain tax positions. The $3.1 million tax benefit associated with the discrete item, including interest, was recorded in the third quarter of 2007.
     Prior to our proceedings under Chapter 11 of the Bankruptcy Code, we recorded accretion based on the fair market value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. No accretion was recorded after the petition date. We recorded $4.0 million of accretion for the three months ended September 30, 2007.
     As a result of the foregoing, we reported a net loss from continuing operations of $50.5 million, or $1.56 per diluted share, for the three months ended September 30, 2008, compared to a net loss from continuing operations of $22.3 million, or $0.81 per diluted share, for the three months ended September 30, 2007.
     During 2007, we disposed of our European recycled-based fibers business (“WIL”) and our European PET resins business. The results for these subsidiaries, including the gain (loss) loss from discontinued operations, net of tax, were included in discontinued operations for the three months ending September 30, 2007. For additional information, including a breakdown of the results for discontinued operations, see Note 6 to the Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $50.5 million, or $1.56 per diluted share, for the 2008 period, compared to a net loss attributable to common stockholders of $22.0 million, or $0.68 per diluted share, for the 2007 period.
NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007
The following table summarizes reasons for the changes in our net sales, cost of sales, and gross profit in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

	Chemical-	Recycled-
(In millions)	Based	Based	Total
Net Sales
Sales volumes	$(217.6)	$(25.9)	$(243.5)
Net selling prices	99.0	9.3	108.3

Decrease in net sales	(118.6)	(16.6)	(135.2)

Cost of Sales
Volume effect	$(208.0)	$(17.6)	$(225.6)
Raw material unit costs	102.2	8.9	111.1
Plant-added unit costs	1.5	(0.5)	1.0

Decrease in cost of sales	(104.3)	(9.2)	(113.5)

Decrease in gross profit	$(14.3)	$(7.4)	$(21.7)

     Net sales decreased by $135.2 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The sales volume in our chemical-based segment was lower in the first nine months of 2008 primarily because of the uncertainty created by our exploring strategic alternatives, our bankruptcy filing, the liquidity constraints imposed by our DIP financing which forced us to reduce our sales volume to lower our investment in receivables and inventory, and weaker demand. This decrease in sales volumes in the chemical-based segment was partially offset by an increase in net selling prices. The decrease in volumes in the recycled-based segment was also due to a decline in the automotive industry, which affects demand for our nylon engineering resins, and the closing of 160 million pounds of polyester staple fiber capacity at our Johnsonville, South Carolina facility in the fourth quarter of 2006. During the first nine months of 2007, we had $12.1 million of polyester staple fiber sales at this facility, which were sold from existing inventory.
     Cost of sales decreased by $113.5 million in the 2008 period compared to the 2007 period. Cost of sales in both our segments decreased due to the lower volumes, partially offset by higher raw material unit costs, and weak demand. The higher raw material unit costs were due primarily to higher purchase prices for the chemical-based raw materials in the first nine months of 2008.
     As a result, gross profit decreased by $21.7 million to a loss of $10.3 million in the 2008 period from a profit of $11.4 million in the 2007 period.
     Selling, general and administrative expenses decreased $10.0 million to $22.5 million, or 3.0% of net sales, in the 2008 period compared to $32.5 million, or 3.6% of net sales, in the 2007 period, primarily as a result of lower sales and cost reduction efforts.
     We incurred restructuring charges of $7.4 million and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively. The charge for the 2008 period relates to the WARN Act and severance costs associated with closing our Palmetto facility in Darlington, S.C. and our corporate headquarters in Fort Mill, S.C. The 2007 charge primarily related to our corporate reorganization and cost reduction programs. For additional information on our restructurings, see Note 5 to the Condensed Consolidated Financial Statements.
     We increased our provision for uncollectible accounts by $4.7 million in the 2008 period, compared to $0.5 million in the 2007 period. The increase is due to an increase in the provision for our recycled-based receivables, based on a letter of intent signed during the third quarter of 2008 to sell those assets.
     Other (income) expense, net consisted of the following pretax amounts for the periods indicated:

	Nine Months Ended
	September 30,
(In millions)	2008	2007
Hurricane Katrina (proceeds) costs, net	$0.1	$(5.9)
Johnsonville fibers closure costs	—	(3.1)
Legal and settlement costs	—	(1.9)
Gain on sale of assets	(0.2)	(1.4)
Proceeds relating to anti-dumping activities, net	(0.1)	—
Other	—	(0.5)

	$(0.2)	$(12.8)

     The income in the nine months ended September 30, 2007 is due primarily to the receipt of insurance proceeds of $6.0 million attributable to hurricane Katrina, the reduction of accruals associated with our legal and settlement costs and our Johnsonville fibers closure, and a net gain of $1.4 million from the sale of the fiber assets at our Pearl River facility. For additional information on hurricane Katrina, see Note 7 to the Condensed Consolidated Financial Statements.

     As a result of the foregoing, we reported an operating loss of $44.7 million in the 2008 period compared to an operating loss of $11.9 million in the 2007 period.
     Interest expense, net was $17.4 million in the 2008 period compared to $46.3 million in the 2007 period. Interest expense in the first nine months of 2008 included a loss of $2.5 million when we terminated $150 million of interest rate hedging agreements which were entered into to reduce our exposure to floating rate debt. Since we believe our first and second lien term loans are undersecured, we have recorded interest expense only for the DIP Credit Agreement subsequent to our proceedings under Chapter 11 of the Bankruptcy Code. Contractual interest for all of our outstanding debt was $41.7 million for the first nine months of 2008, which decreased compared to the 2007 period due primarily to lower interest rates in the 2008 period.
     In connection with our proceedings under Chapter 11 of the Bankruptcy Code, we incurred $22.0 million of reorganization items, consisting primarily of legal and professional fees, in the 2008 period.
     We did not report a tax benefit in the 2008 or 2007 periods due to our inability to provide a tax benefit for federal net operating losses originating after 2006. For the nine months ending September 30, 2007, our effective tax rate, excluding discrete tax items, on the loss from continuing operations was less than 1.0%. The discrete tax item benefit in the 2007 period resulted from the settlement of uncertain tax positions. The $3.1 million tax benefit associated with the discrete item, including interest, was recorded in the third quarter of 2007.
     Prior to our proceedings under Chapter 11 of the Bankruptcy Code, we recorded accretion based on the fair market value of the increase in the liquidation preference of the preferred stock and the amortization of the discount related to the common stock warrants. This amount was $2.3 million and $11.5 million for the nine months ended September 30, 2008 and 2007, respectively. No accretion was recorded after the petition date.
     As a result of the foregoing, we reported a net loss from continuing operations of $84.1 million, or $2.67 per diluted share, for the nine months ended September 30, 2008, compared to a net loss from continuing operations of $54.6 million, or $2.05 per diluted share, for the nine months ended September 30, 2007.
     During 2007, we disposed of our European recycled-based fibers business (“WIL”) and our European PET resins business. The results for these subsidiaries, including the gain (loss) loss from discontinued operations, net of tax, were included in discontinued operations for the nine months ending September 30, 2007. For additional information, including a breakdown of the results for discontinued operations, see Note 6 to the Condensed Consolidated Financial Statements.
     As a result of the foregoing, we reported a net loss attributable to common stockholders of $86.4 million, or $2.67 per diluted share, for the 2008 period, compared to a net loss attributable to common stockholders of $65.2 million, or $2.02 per diluted share, for the 2007 period.
CAPITAL RESOURCES AND LIQUIDITY
Historical Flow of Funds
     Net cash provided by operations was $5.8 million for the nine months ended September 30, 2008, compared to net cash used in operations of $12.9 million for the nine months ended September 30, 2007. This change is due primarily to lower accounts receivable and inventories in the 2008 period. Liquidity constraints imposed by our DIP financing forced us to reduce our sales volume to lower our investment in receivables and inventory.
     Net cash used in investing activities amounted to $2.5 million in the 2008 period compared to $8.4 million in the 2007 period.
     Net cash used in financing activities amounted to $1.2 million in the 2008 period compared to $0 million in the 2007 period.
Our Liquidity in Bankruptcy
     As previously discussed, on February 22, 2008, Wellman, Inc. and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. The filing of the Chapter 11 petitions constituted an event of default, and our primary debt obligations became automatically and immediately due and payable. Therefore all debt obligations are reflected as current liabilities in our Condensed Consolidated Financial Statements at September 30, 2008.
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
     The DIP Credit Agreement contains certain financial covenants and other covenants. The DIP Credit Agreement initially required us to meet certain cumulative targets for EBITDA, as defined. The most recent amendment to the DIP agreement requires us to achieve monthly EBITDA targets for the operations of our PET resins business (specifically excluding certain items).
     Since our principal credit agreements since 2004 have contained material covenants based on EBITDA, as defined, we have provided information relating to the non-GAAP measure “EBITDA, as defined. We believe it is also an important measurement tool for (1) financial institutions that have provided us with capital and may provide us with exit financing; (2) our current first and second lien holders and prospective investors; and (3) our Board and management. In each instance, we used EBITDA, as defined, because it excludes items that are not expected to impact the long-term cash flow of the business and are not an indication of our ongoing operating performance. In addition, EBITDA, as defined, is a measure frequently used to value an enterprise and to enable investors to analyze the efficiency of our operations and to compare and/or rank us with other companies with differing capital structures. Our Board of Directors, CEO (our chief operating decision maker), and senior management use EBITDA, as defined, to evaluate our operating performance and determine a portion of the incentive compensation for employees throughout the organization. For periods prior to our bankruptcy filing EBITDA, as defined, was calculated in accordance with the credit agreements in effect at that time and after our bankruptcy filing EBITDA, as defined was calculated in accordance with out DIP Credit Agreement before an amendment in September 2008 which modified the term to PET Resins EBITDA. EBITDA, as defined, for the period after we filed for bankruptcy, but before an amendment in September 2008 which modified the term to PET Resins EBITDA is calculated by adding Earnings (Loss) from Continuing

Operations, Income Tax Expense (Benefit), Interest Expense, Net, non-cash charges and non-recurring fees, cash charges, and other cash expenses made or incurred in connection with entering into the DIP Credit Agreement.
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
     Our borrowings under the DIP Credit Agreement are limited based on a borrowing base which is primarily based on our levels of eligible receivables and inventory. To reduce the risk for the DIP Credit Agreement lenders, the DIP Credit Agreement provides for a liquidity block (“Minimum Liquidity Availability”). The Minimum Liquidity Availability block is $20 million for the period from February 22, 2008 to May 5, 2008, $10 million for the period from May 6, 2008 to June 4, 2008, and $20 million for the period after from June 5, 2008 until the DIP Credit Agreement is repaid. As of September 30, 2008 we had approximately $2.8 million in availability under our DIP Credit Agreement after giving effect to reserves and the liquidity block. In addition, the Agent, using its good faith judgment, is able to exercise Permitted Discretion to establish reserves which reduce the amount of funds available to us. The Agent has used its Permitted Discretion to establish reserves for professional fees that are incurred in relation to the Bankruptcy Proceedings which have reduced our availability by approximately $8 million and has required the daily adjustment of the borrowing base for sales and cash collections. Our liquidity in the bankruptcy proceedings is dependent on our operations maintaining certain levels of sales, collections, margins and costs and with the DIP Credit Agreement not utilizing its Permitted Discretion to further reduce our liquidity.
     Subsequent to quarter end, we obtained amendments to our DIP Credit Agreement, providing us longer time periods to accomplish certain milestones related to our plan of reorganization. Based on the amendments, we are required to:
•	Provide an acceptable executed backstop agreement to a rights offering which provides $90 million in proceeds to the Debtors as part a Plan of Reorganization by November 25, 2008;

•	Have the Plan of Reorganization confirmed by December 16, 2008; and
•	Consummate the Plan of Reorganization by December 31, 2008.
     On November 10, 2008 we filed a plan of reorganization which provides that we will receive $90 million in cash proceeds from the rights offering; that the first and second lien holder classes both vote to accept the plan of reorganization; and that payments required for certain administrative expenses, priority claims and cure amounts do not exceed $28 million. If these events do not occur, we will work with our DIP lenders and implement a plan to liquidate the Company.
     Events of default under the DIP Credit Agreement, as amended, include the following: (i) the entry of an order dismissing any Debtor’s or Guarantor’s Chapter 11 case or converting any such case to one under Chapter 7, (ii) the entry of an order appointing a Chapter 11 Trustee in any of the Debtor’s or Guarantor’s Chapter 11 Cases; (iii) unless the Lenders otherwise agree or the DIP loan balance is repaid, the entry of an order granting any other Superpriority Claim or lien equal or superior to that granted to the DIP Credit Agreement and the Pre-Petition First Lien Term Loan Facility as adequate protection; (iv) unless all of the Lenders otherwise agree, the entry of an order staying, reversing or vacating the Interim Order or the Final Order; (v) the entry of an order modifying the DIP Credit Agreement, the Interim Order or the Final Order without the Administrative Agent’s prior written consent; (vi) the entry of an order in any of the Chapter 11 Cases appointing an examiner having enlarged powers (beyond those set forth under Bankruptcy Code section 1106(a)(3) and (4)); (vii) failure to make any payment of principal when due or to make any payment of interest or fees within three business days of the date when due; (viii) failure to comply with any negative covenants or certain other covenants in the financing documentation, including covenants relating to delivery of the budget, delivery of financial reports, delivery of the borrowing base certificate, access of the Lenders, retention of a CRO and maintenance of bank accounts with the Administrative Agent; (ix) failure to perform or comply with any other term or covenant and such default shall continue unremedied for a period of three (3) days after notice; (x) any representation or warranty shall be incorrect or misleading in any material respect when made; (xi) the business shall materially change or a change in control shall occur; (xii) the entry of an order granting relief from the automatic stay so as to allow a third party to proceed against any material asset or assets of any of the Borrowers; (xiii) the failure to obtain an acceptable executed backstop agreement to a rights offering which provides $90 million in proceeds to the Debtors as part a Plan of Reorganization by November 25, 2008; (xiv) the failure to obtain approval of the Disclosure Statement by Bankruptcy Court by November 17, 2008; (xv) the failure to have the Plan of Reorganization confirmed by December 16, 2008; (xvi) the failure to consummate the Plan of Reorganization by December 31, 2008; (xvii) the filing of a plan of reorganization which does not provide for the payment in full in cash of the DIP Credit Agreement; (xvii) the institution of any judicial proceeding by or on behalf of any Credit Party seeking to challenge the validity of any portion of the DIP Credit Agreement or the applicability or enforceability thereof or which seeks to void, avoid, limit, or otherwise adversely affect any security interest created by or in relation to the DIP Credit Agreement or any payment made pursuant thereto, or the institution or any such proceeding by any other party and the failure of such action to be dismissed with prejudice within 60 days after the institution of such proceeding; and (xix) the Debtors’ exclusive period to file a Chapter 11 plan shall expire or terminate and no proposed Chapter 11 plan shall have been filed by a party without the exclusive right to do so.
     On October 22, 2008, we announced that we have completed the sale of the remaining assets of our recycled-based segment, located in Johnsonville, S.C. For additional information on the sale of the assets, see Note 13 to the Condensed Consolidated Financial Statements.
     On November 10, 2008 we filed our third amended Plan of Reorganization and Disclosure Statement, and the Disclosure Statement was approved by the Bankruptcy Court on November 12, 2008. The plan of reorganization is expected to allow us to emerge from bankruptcy by the end of the year with a stronger balance sheet, focused on our North American PET resins business. As part of the plan of reorganization, we will exit our polyester staple fiber and engineering resins businesses and consolidate our PET resin production at our Pearl River facility in Hancock County, Mississippi. The plan of reorganization also includes closing our Palmetto Plant in Darlington, S.C. and our corporate headquarters in Fort Mill, S.C.
     Our DIP Credit Agreement was structured so that we do not have a significant amount of either liquidity or availability. The fees we have incurred for reorganization items after filing for bankruptcy exceeds the EBITDA, as defined, we generated during the same time period, and our suppliers have required us to pay for a substantial amount of our purchases before we received the goods. This forced us to reduce our sales volume in order to reduce our investment in receivables and inventory. These conditions are expected to continue until we emerge from bankruptcy.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
     We terminated and repaid our hedging agreements during the first quarter of 2008. For information about our derivative financial instruments at December 31, 2007, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of our Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a—14(c) and 15d—14(c) promulgated under the Securities Exchange Act of 1934, were effective on that date.

(b)	Based on an evaluation of whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is reasonably likely to materially affect, such internal control occurred during the period covered by this Report, both the Chief Executive Officer and the Chief Financial Officer of the Company concluded that no such change occurred.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     We have filed a patent infringement case against Eastman Chemical Company (“Eastman”) (C.A. No. 07-585 (SLR) (D. Del.)), alleging it is infringing two of our patents. We moved for a preliminary injunction on January 2, 2008. In response to our suit, Eastman asserted certain counterclaims which seek rulings that our patents are invalid, not infringed and/or unenforceable. Eastman asserted additional counterclaims, seeking relief for alleged acts of unfair competition by us, alleged Lanham Act violations by us and alleged abuse of the judicial process by virtue of our bringing the action. We plan on diligently prosecuting our case and believe that Eastman’s counterclaims have little or no merit and will defend them vigorously. An oral hearing on our motion for a preliminary injunction was held on June 26, 2008. The Court denied our motion for preliminary injunction on October 3, 2008. We will continue to diligently prosecute our case through trial, which is presently scheduled for early 2010.
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
     The following represents total amounts owed under our debt agreements at September 30, 2008:

(In millions)
	Principal at	Interest Owed at
Description	September 30, 2008	September 30, 2008 (c)
First Lien Term Loan that matures on February 10, 2009 and has an annual interest rate of three-month LIBOR plus 4.00% due quarterly	$185.0	$8.7

Second Lien Term Loan that matures on February 10, 2010 and has an annual interest rate of three-month LIBOR plus 6.75% due quarterly (a)	265.0	17.4

Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated as of February 26, 2008, that matures on February 25, 2009 and bears interest at the Debtors’ option of the Prime Rate ply 1.75% per annum or at the Adjusted LIBOR Rate plus 2.75% per annum (b)	108.6	0.1

Other	1.0	—

	$559.6	$26.2

(a)	This amount at September 30, 2008, is before any unamortized portion of the original issue discount. Subsequent to our proceedings under Chapter 11 of the Bankruptcy Code, we ceased amortization of the original issue discount, since the liability is compromised. The .unamortized portion of the original issue discount was $1.7 million at February 22, 2008 and September 30, 2008.

(b)	We obtained an amendment, which provides that we must achieve the following to remain in compliance: 1) Receive an acceptable backstop commitment to the rights offering before November 25, 2008; 2) obtain an order confirming the Plan of Reorganization by December 16, 2008; and 3) emerge from bankruptcy prior to December 31, 2008.

(c)	Interest expense recorded subsequent to February 22, 2008, consists only of interest related to our DIP Credit Agreement. These amounts represent contractual interest owed at September 30, 2008.
     We have 11,202,143 shares of perpetual convertible preferred stock. Until June 28, 2008, the liquidation preference associated with the preferred stock increases by 8.5% per year compounded quarterly. The liquidation preference of the preferred stock was $197.0 million at September 30, 2008. Under the terms of the amended Plan of Reorganization filed on September 16, 2008, the holders of our preferred stock will receive no consideration.

ITEM 6.	EXHIBITS
     (a) Exhibits.
10.1	Credit Agreement, dated as of February 26, 2008, among Wellman, Inc. and the other Borrowers Named Herein, Debtors and Debtors in Possession as Borrowers, with Wellman, Inc. as Funds Administrator, the Lenders Signatory Hereto From Time to Time, as Lenders, and Deutsche Bank Securities, Inc. as Lead Arranger and Book runner, JP Morgan Chase Bank, National Association, as Syndication Agent, General Electric Capital Corporation, LaSalle Business Credit, LLC, Wachovia Capital Finance Corporation (Central) as Co-Documentation Agents (Exhibit 10.1 of the Company’s Form 8-K filed March 4, 2008, incorporated by reference herein)

10.2	Amendment to the Credit Agreement, dated May 8, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008, incorporated by reference herein).

10.3	Amendment to the Credit Agreement, dated May 14, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2008, incorporated by reference herein).

10.4	Amendment to the Credit Agreement, dated May 21, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2008, incorporated by reference herein).

10.5	Amendment to the Credit Agreement, dated June 5, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2008, incorporated by reference herein).

10.6	Amendment to the Credit Agreement, dated June 18, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as

Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto (Exhibit 99.2 of the Company’s Form 8-K filed June 19, 2008, incorporated by reference herein).
10.7	Amendment to the Credit Agreement, dated July 16, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto (Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2008, incorporated by reference herein).

10.8	Amendment to the Credit Agreement, dated July 30, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto (Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2008, incorporated by reference herein).

10.9	Amendment to the Credit Agreement, dated August 4, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto (Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2008, incorporated by reference herein).

10.10	Amendment to the Credit Agreement, dated August 15, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.11	Amendment to the Credit Agreement, dated August 28, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.12	Amendment to the Credit Agreement, dated September 8, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.13	Amendment to the Credit Agreement, dated September 15, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto (Exhibit 10.1 of the Company’s Form 8-K filed September 19, 2008, incorporated by reference herein).

10.14	Amendment to the Credit Agreement, dated October 7, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.15	Amendment to the Credit Agreement, dated October 20, 2008, by and among Wellman, Inc. as

Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.
10.16	Amendment to the Credit Agreement, dated as of October 27, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.17	Amendment to the Credit Agreement, dated as of November 4, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.18	Amendment to the Credit Agreement, dated as of November 11, 2008, by and among Wellman, Inc. as Funds Administrator and the other borrowers under the Credit Agreement party hereto, each as Debtor and Debtor-in-possession, Deutsche Bank Trust Company Americas, as Administrative Agent, and the other financial institutions party hereto.

10.19	Security Agreement, dated as of February 26, 2008, between Wellman, Inc. and certain of its subsidiaries and Deutsche Bank Trust Company Americas as collateral agent (Exhibit 10.2 of the Company’s Form 10-K for the year ended December 31, 2007, incorporated by reference herein)

10.20	Grant of Security Interest in U.S. Trademarks and Patents between Wellman, Inc. and Fiber Industries, Inc. as debtors and debtors in possession and Deutsche Bank Trust Company Americas as collateral agent (Exhibit 10.3 of the Company’s Form 10-K for the year ended December 31, 2007, incorporated by reference herein)

10.21	Grant of Security Interest in U.S. Copyrights between Wellman, Inc. MRF, Inc., and Fiber Industries, Inc. as debtors and debtors in possession and Deutsche Bank Trust Company Americas as collateral agent (Exhibit 10.4 of the Company’s Form 10-K for the year ended December 31, 2007, incorporated by reference herein)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLMAN, INC.
Dated November 17, 2008	By	/s/ Keith R. Phillips
Chief Financial Officer and
Vice President (Principal Financial Officer and Principal Accounting Officer)